Form 10-Q
period 2015-03-31
DUPONT E I DE NEMOURS & CO
filed 2015-04-21
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

The Registrant had 905,237,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at April 15, 2015.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$9,172	$10,128
Other income, net	198	17
Total	9,370	10,145
Cost of goods sold	5,553	6,000
Other operating charges	283	286
Selling, general and administrative expenses	1,312	1,436
Research and development expense	499	518
Interest expense	84	103
Employee separation / asset related charges, net	38	—
Total	7,769	8,343
Income before income taxes	1,601	1,802
Provision for income taxes	566	357
Net income	1,035	1,445
Less: Net income attributable to noncontrolling interests	4	6
Net income attributable to DuPont	$1,031	$1,439
Basic earnings per share of common stock	$1.13	$1.56
Diluted earnings per share of common stock	$1.13	$1.54
Dividends per share of common stock	$0.47	$0.45

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2015	2014
Net income	$1,035	$1,445
Other comprehensive (loss) income, before tax:
Cumulative translation adjustment	(1,189)	(72)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(22)	38
Clearance of hedge results to earnings	7	18
Net revaluation and clearance of cash flow hedges to earnings	(15)	56
Pension benefit plans:
Net (loss) gain	(4)	1
Effect of foreign exchange rates	100	—
Reclassifications to net income:
Amortization of prior service (benefit) cost	(2)	1
Amortization of loss	209	149
Settlement loss	5	—
Pension benefit plans, net	308	151
Other benefit plans:
Reclassifications to net income:
Amortization of prior service benefit	(52)	(53)
Amortization of loss	19	14
Other benefit plans, net	(33)	(39)
Other comprehensive (loss) income, before tax	(929)	96
Income tax expense related to items of other comprehensive income	(86)	(57)
Other comprehensive (loss) income, net of tax	(1,015)	39
Comprehensive income	20	1,484
Less: Comprehensive income attributable to noncontrolling interests	4	6
Comprehensive income attributable to DuPont	$16	$1,478

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$3,622	$6,910
Marketable securities	125	124
Accounts and notes receivable, net	7,651	6,005
Inventories	7,051	7,841
Prepaid expenses	366	279
Deferred income taxes	504	589
Total current assets	19,319	21,748
Property, plant and equipment, net of accumulated depreciation (March 31, 2015 - $20,057; December 31, 2014 - $19,942)	12,873	13,386
Goodwill	4,365	4,529
Other intangible assets	4,307	4,580
Investment in affiliates	929	886
Deferred income taxes	3,244	3,349
Other assets	1,138	1,096
Total	$46,175	$49,574
Liabilities and Equity
Current liabilities
Accounts payable	$3,706	$4,822
Short-term borrowings and capital lease obligations	1,621	1,423
Income taxes	654	547
Other accrued liabilities	4,751	5,848
Total current liabilities	10,732	12,640
Long-term borrowings and capital lease obligations	8,763	9,271
Other liabilities	13,329	13,819
Deferred income taxes	489	466
Total liabilities	33,313	36,196
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at March 31, 2015 - 992,224,000; December 31, 2014 - 992,020,000	298	298
Additional paid-in capital	11,311	11,174
Reinvested earnings	17,405	17,045
Accumulated other comprehensive loss	(9,722)	(8,707)
Common stock held in treasury, at cost (87,041,000 shares at March 31, 2015 and December 31, 2014)	(6,727)	(6,727)
Total DuPont stockholders’ equity	12,802	13,320
Noncontrolling interests	60	58
Total equity	12,862	13,378
Total	$46,175	$49,574

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net income	$1,035	$1,445
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	306	312
Amortization of intangible assets	140	125
Net periodic pension benefit cost	147	100
Contributions to pension plans	(124)	(101)
Other operating activities - net	(2)	212
Change in operating assets and liabilities - net	(3,625)	(4,514)
Cash used for operating activities	(2,123)	(2,421)
Investing activities
Purchases of property, plant and equipment	(565)	(320)
Investments in affiliates	(45)	(22)
Proceeds from sales of businesses - net	16	—
Proceeds from sales of assets - net	9	7
Purchases of short-term financial instruments	(125)	(57)
Proceeds from maturities and sales of short-term financial instruments	125	137
Foreign currency exchange contract settlements	442	15
Other investing activities - net	3	4
Cash used for investing activities	(140)	(236)
Financing activities
Dividends paid to stockholders	(429)	(420)
Net increase (decrease) in short-term (less than 90 days) borrowings	980	(8)
Long-term and other borrowings:
Receipts	120	61
Payments	(1,409)	(1,180)
Repurchase / prepayments of common stock	(282)	(1,061)
Proceeds from exercise of stock options	170	153
Other financing activities - net	(1)	(14)
Cash used for financing activities	(851)	(2,469)
Effect of exchange rate changes on cash	(174)	(33)
Decrease in cash and cash equivalents	$(3,288)	$(5,159)
Cash and cash equivalents at beginning of period	6,910	8,941
Cash and cash equivalents at end of period	$3,622	$3,782

See Notes to the Consolidated Financial Statements beginning on page 7.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1.  Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2014, collectively referred to as the “2014 Annual Report”.  The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities for which DuPont is the primary beneficiary.

Basis of Presentation
Certain reclassifications of prior year's data have been made to conform to current year's presentation.

The company’s cost structure has been impacted by the global, multi-year initiative to redesign its global organization and operating model to improve productivity and agility across all businesses and functions. Effective December 31, 2014, in order to better align to the transforming company’s organization and resulting cost structure, certain costs were reclassified from other operating charges to selling, general and administrative expenses. Prior year data has been reclassified to conform to current year presentation.   Other operating charges primarily include, costs associated with the Performance Chemical separation, product claim charges and non-capitalizable costs associated with capital projects. Selling, general and administrative expense primarily includes selling and marketing expenses, commissions, functional costs, and business management expenses.

Foreign Currency Translation
The company's worldwide operations utilize the U.S. dollar (USD) or local currency as the functional currency, where applicable. The company identifies its separate and distinct foreign entities and groups the foreign entities into two categories: 1) extension of the parent (USD functional currency) and 2) self-contained (local functional currency). If a foreign entity does not clearly align with either category, factors are evaluated and a judgment is made to determine the functional currency.

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

The company changes the functional currency of its separate and distinct foreign entities only when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. As a result of the planned separation of its Performance Chemicals segment, coupled with the Company’s redesign initiative, the functional currency at certain of the company’s foreign entities is being re-evaluated which, in some cases, has resulted in a change in the foreign entities’ functional currency during the first quarter of 2015.

Venezuelan Foreign Currency
Venezuela is considered a highly inflationary economy under GAAP and the USD is the functional currency for the company's subsidiaries in Venezuela. The official exchange rate continues to be set through the National Center for Foreign Commerce (CENCOEX, previously CADIVI). Based on its evaluation of the restrictions and limitations affecting the availability of specific exchange rate mechanisms, management concluded in the second quarter of 2014 that the SICAD 2 auction process would be the most likely mechanism available. As a result, in the second quarter of 2014, the company changed from the official exchange rate to the SICAD 2 exchange rate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

During the first quarter of 2015, the Venezuelan government enacted additional changes to the country’s foreign exchange systems including the replacement of SICAD 2 and introduction of the SIMADI (Foreign Exchange Marginal System) auction process. Given the replacement of SICAD 2 with SIMADI, management has concluded that the SIMADI auction process would be the most likely exchange mechanism available. As a result, effective in the first quarter of 2015, the company changed from the SICAD 2 to the SIMADI exchange rate, to remeasure its Bolivar Fuertes (VEF) denominated net monetary assets which resulted in a pre-tax charge of $3 recorded within other income, net in the company’s interim Consolidated Income Statements for the three months ended March 31, 2015. The remaining net monetary assets and non-monetary assets are immaterial at March 31, 2015.

Recent Accounting Pronouncements
In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810), Amendments to the Consolidation Analysis. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity also may apply the amendments retrospectively. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.
In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. The FASB proposed that a deferral of the effective date is necessary to provide adequate time to effectively implement the new revenue standard. It is important to note that the FASB’s proposed deferral is not a final decision. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.
In April 2014, the FASB issued authoritative guidance amending existing requirements for reporting discontinued operations.  Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within those years. The company adopted this standard on January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under previous standards.
Note 2. Divestitures and Other Transactions
Performance Chemicals
On October 24, 2013, DuPont announced that it intends to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders, subject to customary closing conditions. The company expects to complete the separation on July 1, 2015, subject to final approval from DuPont's Board of Directors. During the three months ended March 31, 2015 and 2014, respectively, the company incurred $81 and $16 of costs associated with the transaction which were reported in other operating charges in the company's interim Consolidated Income Statements. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions.
Note 3. Employee Separation / Asset Related Charges, Net
During first quarter of 2015, a $38 pre-tax impairment charge was recorded in employee separation / asset related charges, net within the Other segment. The majority relates to a cost basis investment in which the assessment resulted from the venture's revised operating plan reflecting underperformance of its European wheat based ethanol facility and deteriorating European ethanol market conditions. One of the primary investors has communicated they would not fund the revised operating plan of the investee. As a result, the carrying value of our 6 percent cost basis investment in this venture exceeded its fair value by $37, such that an impairment charge was required.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

2014 Restructuring Program
At March 31, 2015, total liabilities related to the 2014 restructuring program were $223. A complete discussion of restructuring initiatives is included in the company's 2014 Annual Report in Note 3, "Employee Separation / Asset Related Charges, Net."

Account balances for the 2014 restructuring program are summarized below:

	Employee Separation Costs	Other Non-Personnel Charges [1]	Total
Balance at December 31, 2014	$264	$4	$268
Payments	(38)	(1)	(39)
Net translation adjustment	(6)	—	(6)
Balance as of March 31, 2015	$220	$3	$223

[1]	Other non-personnel charges consist of contractual obligation costs.

Note 4.  Other Income, Net

	Three Months Ended
	March 31,
	2015	2014
Royalty income	$39	$39
Interest income	25	28
Equity in earnings of affiliates, net	9	13
Net gain on sales of other assets	6	7
Net exchange gains (losses)[1]	64	(96)
Miscellaneous income and expenses, net [2]	55	26
Other income, net	$198	$17

[1]
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for income taxes on the company's interim Consolidated Income Statements. The increase in pre-tax exchange gains over prior year was driven by gains on foreign currency contracts due to strengthening of the USD versus global currencies partially offset by losses on the related foreign currency-denominated monetary assets and liabilities. The $64 net exchange gain for the three months ended March 31, 2015, includes a $(40) pre-tax exchange loss, $(38) after-tax, associated with the devaluation of the Ukrainian hryvnia. The $(96) net exchange loss for the three months ended March 31, 2014, includes a $(39) pre-tax exchange loss, $(27) after-tax, associated with the devaluation of the Ukrainian hryvnia.

[2]	Miscellaneous income and expenses, net, includes interest items, certain insurance recoveries and litigation settlements and other items.

Note 5.  Income Taxes
In the first quarter 2015, the company recorded a tax provision of $566, including $212 of tax expense associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and gains or losses on foreign currency contracts.

In the first quarter 2014, the company recorded a tax provision of $357, including $28 of tax benefit associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and gains or losses on foreign currency contracts.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 6.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income attributable to DuPont	$1,031	$1,439
Preferred dividends	(2)	(2)
Net income available to common stockholders	$1,029	$1,437

Denominator:
Weighted-average number of common shares outstanding - Basic	906,835,000	923,461,000
Dilutive effect of the company’s employee compensation plans	6,984,000	7,271,000
Weighted-average number of common shares outstanding - Diluted	913,819,000	930,732,000

There were no antidilutive stock options in the three months ended March 31, 2015 and March 31, 2014, respectively.

Note 7. Inventories

	March 31, 2015	December 31, 2014
Finished products	$4,529	$4,628
Semi-finished products	1,877	2,451
Raw materials, stores and supplies	1,138	1,255
	7,544	8,334
Adjustment of inventories to a last-in, first-out (LIFO) basis	(493)	(493)
Total	$7,051	$7,841

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 8.  Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,612	$(475)	$1,137	$1,706	$(470)	$1,236
Patents	470	(202)	268	493	(199)	294
Purchased and licensed technology	1,772	(1,142)	630	1,789	(1,074)	715
Trademarks	31	(14)	17	31	(14)	17
Other [1]	210	(90)	120	207	(88)	119
	4,095	(1,923)	2,172	4,226	(1,845)	2,381

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	25	—	25	29	—	29
Microbial cell factories	306	—	306	306	—	306
Pioneer germplasm	1,063	—	1,063	1,064	—	1,064
Trademarks/tradenames	741	—	741	800	—	800
	2,135	—	2,135	2,199	—	2,199
Total	$6,230	$(1,923)	$4,307	$6,425	$(1,845)	$4,580

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense for definite-lived intangible assets was $140 and $125 for the three months ended March 31, 2015 and 2014, respectively. The estimated aggregate pre-tax amortization expense for the remainder of 2015 and each of the next five years is approximately $217, $353, $218, $218, $203 and $184, respectively.

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

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At March 31, 2015 and December 31, 2014, the company had directly guaranteed $498 and $513, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 47 percent of the $315 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at March 31, 2015:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 7 years)	$230	$84	$314
Leases on equipment and facilities (terms up to 4 years)	—	1	1
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	183	—	183
Total	$413	$85	$498

[1]	Existing guarantees for customers and suppliers, as part of contractual agreements.

[2]	Existing guarantees for equity affiliates' liquidity needs in normal operations.

Imprelis®
The company has received claims and lawsuits alleging that the use of Imprelis® herbicide caused damage to certain trees. Sales of Imprelis® were suspended in August 2011 and the product was last applied during the 2011 spring application season. The lawsuits seeking class action status were consolidated in multidistrict litigation in federal court in Philadelphia, Pennsylvania. In February 2014, the court entered the final order dismissing these lawsuits as a result of the class action settlement.

As part of the settlement, DuPont paid about $7 in plaintiffs' attorney fees and expenses. In addition, DuPont is providing a warranty against new damage, if any, caused by the use of Imprelis® on class members' properties through May 2015. Certain class members opted out of the class action settlement and made independent claims or filed suit in various state courts, the majority of which were removed to federal court in Philadelphia. In the third quarter 2014, the company settled or reached settlements in principle for the majority of these claims and lawsuits. About 37 lawsuits are pending claiming property and related damage at March 31, 2015. This represents a decrease of 3 from the number of lawsuits pending at December 31, 2014.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

DuPont recorded income of $35 for insurance recoveries, within other operating charges in the interim Consolidated Income Statements, for the three months ended March 31, 2015. At March 31, 2015, DuPont had an accrual balance of $231 related to these claims and insurance receivables of $25.

Insurance recoveries are recognized when collection of payment is considered probable. The remaining coverage under the insurance program is $300 for costs and expenses. DuPont has submitted requests for payment to its insurance carriers for costs associated with this matter. The timing and outcome remain uncertain.

Litigation
The company is subject to various legal proceedings arising out of the normal course of its business including product liability, intellectual property, commercial, environmental and antitrust lawsuits. It is not possible to predict the outcome of these various proceedings. Although considerable uncertainty exists, management does not anticipate that the ultimate disposition of these matters will have a material adverse effect on the company's results of operations, consolidated financial position or liquidity.  However, the ultimate liabilities could be material to results of operations in the period recognized.

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At March 31, 2015, DuPont has an accrual balance of $14 related to the PFOA matters discussed below.

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

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At March 31, 2015, there were approximately 3,500 lawsuits filed in various federal and state courts in Ohio and West Virginia, an increase of about 600 over December 31, 2014. In accordance with a stipulation reached in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

the third quarter 2014 and other court procedures, these lawsuits have been or will be served and consolidated in multi-district litigation in Ohio federal court (MDL). Based on information currently available to the company the majority of the lawsuits allege personal injury claims associated with high cholesterol and thyroid disease from exposure to PFOA in drinking water.  There are 32 lawsuits alleging wrongful death. While attorneys for the plaintiffs have indicated that additional lawsuits may be filed, the company expects the rate of such filings to substantially decrease. In 2014, six plaintiffs from the MDL were selected for individual trial. The first trial is scheduled to begin in September 2015, and the second in November 2015. DuPont denies the allegations in these lawsuits and is defending itself vigorously.

Additional Actions
An Ohio action brought by the LHWA is ongoing. In addition to general claims of PFOA contamination of drinking water, the action claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). In the second quarter 2014, DuPont filed a motion for summary judgment and LHWA moved for partial summary judgment. In the first quarter of 2015, the court granted in part and denied in part both parties’ motions. As a result, the litigation process will continue with respect to certain of the plaintiffs’ claims.

PFOA Summary
While it is probable that the company will incur costs related to funding the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing. DuPont believes that it is reasonably possible that it could incur losses related to the other PFOA matters discussed above; however, a range of such losses, if any, cannot be reasonably estimated at this time, due to the uniqueness of the individual MDL plaintiff's claims and the company's defenses to those claims both as to potential liability and damages on an individual claims basis, among other factors.

Environmental
The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy as described in the company's 2014 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), Resource Conservation and Recovery Act (RCRA) and similar state and global laws. These laws require the company to undertake certain investigative, remediation and restoration activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 31, 2015, the Condensed Consolidated Balance Sheet included a liability of $482, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, the potential liability may range up to $1,100 above the amount accrued as of March 31, 2015.

Note 10.  Stockholders’ Equity
Share Repurchase Program
In January 2014, the company's Board of Directors authorized a $5,000 share buyback plan that replaced the 2011 plan. In March 2015, the company purchased and retired 3.6 million shares in the open market which offset the dilution from employee compensation plans in the first quarter 2015. As of March 31, 2015, the company has purchased 33.7 million shares at a total cost of $2,282 under the plan. There is no required completion date for the remaining stock purchases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other Comprehensive (Loss) Income
A summary of the changes in other comprehensive (loss) income for the three months ended March 31, 2015 and 2014 is provided as follows:

	Three Months Ended			Three Months Ended			Affected Line Item in Consolidated Income Statements[1]
	March 31, 2015			March 31, 2014
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(1,189)	$—	$(1,189)	$(72)	$—	$(72)	See (4) below
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(22)	6	(16)	38	(14)	24	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	(8)	3	(5)	1	—	1	Net sales
Commodity contracts	15	(6)	9	17	(7)	10	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	(15)	3	(12)	56	(21)	35
Pension benefit plans:
Net (loss) gain	(4)	1	(3)	1	—	1	See (2) below
Effect of foreign exchange rates	100	(27)	73	—	—	—	See (2) below
Reclassifications to net income:
Amortization of prior service (benefit) cost	(2)	1	(1)	1	—	1	See (3) below
Amortization of loss	209	(74)	135	149	(51)	98	See (3) below
Settlement loss	5	(2)	3	—	—	—	See (3) below
Pension benefit plans, net	308	(101)	207	151	(51)	100
Other benefit plans:
Reclassifications to net income:
Amortization of prior service benefit	(52)	19	(33)	(53)	19	(34)	See (3) below
Amortization of loss	19	(7)	12	14	(4)	10	See (3) below
Other benefit plans, net	(33)	12	(21)	(39)	15	(24)
Other comprehensive (loss) income	$(929)	$(86)	$(1,015)	$96	$(57)	$39

[1]	Represents the income statement line item within the interim Consolidated Income Statement affected by the pre-tax reclassification out of other comprehensive (loss) income.

[2]	These amounts represent changes in accumulated other comprehensive loss excluding changes due to reclassifying amounts to the interim Consolidated Income Statements.

[3]
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 12 for additional information.

[4]	The increase over prior year is primarily driven by the strengthening USD against the Euro and Brazilian real.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2015
Balance January 1, 2015	$(1,016)	$(6)	$(7,949)	$262	$2	$(8,707)
Other comprehensive (loss) income before reclassifications	(1,189)	(16)	70	—	—	(1,135)
Amounts reclassified from accumulated other comprehensive loss	—	4	137	(21)	—	120
Balance March 31, 2015	$(2,205)	$(18)	$(7,742)	$241	$2	$(9,722)

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2014
Balance January 1, 2014	$(140)	$(48)	$(5,749)	$494	$2	$(5,441)
Other comprehensive (loss) income before reclassifications	(72)	24	1	—	—	(47)
Amounts reclassified from accumulated other comprehensive loss	—	11	99	(24)	—	86
Balance March 31, 2014	$(212)	$(13)	$(5,649)	$470	$2	$(5,402)

Note 11. Financial Instruments
Debt
The estimated fair value of the company's total debt including interest rate financial instruments was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2014 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $11,168 and $11,394 as of March 31, 2015 and December 31, 2014, respectively.

Cash Equivalents
The fair value of cash equivalents approximates its stated value.  The estimated fair value of the company's cash equivalents was determined using level 1 and level 2 inputs within the fair value hierarchy, as described in the company's 2014 Annual Report in Note 1, “Summary of Significant Accounting Policies.”  Level 1 measurements are based on observable net asset values and level 2 measurements are based on current interest rates for similar investments with comparable credit risk and time to maturity.  The company held $0 and $1,436 of money market funds (level 1 measurements) as of March 31, 2015 and December 31, 2014, respectively.  The company held $1,700 and $3,293 of other cash equivalents (level 2 measurements) as of March 31, 2015 and December 31, 2014, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$1,000
Foreign currency contracts	71	434
Commodity contracts	265	388
Derivatives not designated as hedging instruments:
Foreign currency contracts	8,959	10,586
Commodity contracts	86	166

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

The company routinely uses forward exchange and option contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency-denominated revenues. The objective of the hedge program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

Commodity Price Risk
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as copper, corn, soybeans and soybean meal. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with agricultural commodity exposures.

Cash Flow Hedges
Foreign Currency Contracts
The company uses foreign currency exchange instruments such as forwards and options to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency-denominated revenues. In addition, the company occasionally uses forward exchange contracts to offset a portion of the company's exposure to certain foreign currency-denominated transactions such as capital expenditures.

Commodity Contracts
The company enters into over-the-counter and exchange-traded derivative commodity instruments, including options, futures and swaps, to hedge the commodity price risk associated with agriculture commodity exposures.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occuring. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2015	2014
Beginning balance	$(6)	$(48)
Additions and revaluations of derivatives designated as cash flow hedges	(16)	24
Clearance of hedge results to earnings	4	11
Ending balance	$(18)	$(13)

At March 31, 2015, an after-tax net loss of $4 is expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months.

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company routinely uses forward exchange and options contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes.

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn, soybeans and soybean meal.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Fair Values of Derivative Instruments
The table below presents the fair values of the company's derivative assets and liabilities within the fair value hierarchy, as described in the company's 2014 Annual Report in Note 1, “Summary of Significant Accounting Policies.”

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2015	December 31, 2014
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Accounts and notes receivable, net	$—	$1
Foreign currency contracts	Accounts and notes receivable, net	2	10
		2	11
Derivatives not designated as hedging instruments:
Foreign currency contracts[2]	Accounts and notes receivable, net	67	254

Total asset derivatives[3]		$69	$265
Cash collateral[1,2]	Other accrued liabilities	$80	$47

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$3	$10

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	47	62
Commodity contracts	Other accrued liabilities	1	1
		48	63
Total liability derivatives[3]		$51	$73

[1]	Cash collateral held as of March 31, 2015 and December 31, 2014 represents $0 and $6, respectively, related to interest rate swap derivatives designated as hedging instruments.

[2]	Cash collateral held as of March 31, 2015 and December 31, 2014 represents $80 and $41, respectively, related to foreign currency derivatives not designated as hedging instruments.

[3]	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $45 at March 31, 2015 and $67 at December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended March 31,	2015	2014	2015	2014	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(1)	$(7)	Interest expense
Cash flow hedges:
Foreign currency contracts	(2)	(1)	8	(1)	Net sales
Commodity contracts	(20)	39	(15)	(17)	Cost of goods sold
	(22)	38	(8)	(25)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	268	(46)	Other income, net[3]
Commodity contracts	—	—	2	(24)	Cost of goods sold
	—	—	270	(70)
Total derivatives	$(22)	$38	$262	$(95)

[1]	OCI is defined as other comprehensive income (loss).

[2]
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three months ended March 31, 2015 and 2014, there was no material ineffectiveness with regard to the company's cash flow hedges.

[3]
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(204) and $(50) for the three months ended March 31, 2015 and 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12. Long-Term Employee Benefits
Pension Plans
In determining the U.S. pension plan 2015 net periodic benefit costs, the company updated the expected return on plan assets assumption from 8.75 percent to 8.50 percent.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended
	March 31,
	2015	2014
Service cost	$66	$60
Interest cost	273	292
Expected return on plan assets	(404)	(402)
Amortization of loss	209	149
Amortization of prior service (benefit) cost	(2)	1
Settlement loss	5	—
Net periodic benefit cost	$147	$100

Other Long-Term Employee Benefit Plans
The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended
	March 31,
	2015	2014
Service cost	$4	$4
Interest cost	28	31
Amortization of loss	19	14
Amortization of prior service benefit	(52)	(53)
Net periodic benefit cost	$(1)	$(4)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 13.  Segment Information
Segment sales include transfers to another business segment. Segment pre-tax operating income (loss) (PTOI) is defined as income (loss) before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest.

Viton® fluoroelastomer products (Viton®) will be included in the Performance Chemicals separation and therefore the results are reported within Performance Chemicals. Viton® was previously reported within Performance Materials. Reclassifications of prior year data have been made to conform to current year classifications.

Three Months Ended March 31,	Agriculture[1]		Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Materials	Safety & Protection	Other		Total
2015
Segment sales	$3,937		$521	$285	$813	$1,364	$1,411	$909	$1		$9,241
Less: Transfers	—		4	5	—	29	30	1	—		69
Net sales	3,937		517	280	813	1,335	1,381	908	1		9,172
PTOI	1,174	[2]	85	56	89	129	327	184	(103)	[3]	1,941

2014
Segment sales	$4,394		$580	$301	$861	$1,591	$1,534	$947	$1		$10,209
Less: Transfers	3		3	3	—	57	14	1	—		81
Net sales	4,391		577	298	861	1,534	1,520	946	1		10,128
PTOI	1,442		75	56	93	206	293	175	(92)		2,248

[1]
As of March 31, 2015, Agriculture net assets were $9,005, an increase of $2,310 from $6,695 at December 31, 2014. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

[2]
Included $35 of insurance recoveries during the three months ended March 31, 2015 recorded in other operating charges for recovery of costs for customer claims related to the use of the Imprelis® herbicide. See Note 9 for additional information.

[3]
Included a $(37) pre-tax impairment charge during the three months ended March 31, 2015 recorded in employee separation / asset related charges, net for a cost basis investment. See Note 3 for additional information.

Reconciliation to Consolidated Income Statements

	Three Months Ended March 31,
	2015	2014
Total segment PTOI	$1,941	$2,248
Non-operating pension and other postretirement employee benefit costs	(75)	(30)
Net exchange gains (losses)[2]	64	(96)
Corporate expenses[1]	(245)	(217)
Interest expense	(84)	(103)
Income before income taxes	$1,601	$1,802

[1]
Included transaction costs associated with the separation of the Performance Chemicals segment of $(81) and $(16) in the three months ended March 31, 2015 and 2014, respectively, which were recorded in other operating charges in the company's interim Consolidated Income Statements.

[2]
Included a charge of $(40) associated with remeasuring the company's Ukranian hryvnia net monetary assets in the three months ended March 31, 2015, which was recorded in other income, net in the company's interim Consolidated Income Statements.

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

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the company's control. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements are:

•	Fluctuations in energy and raw material prices;

•	Failure to develop and market new products and optimally manage product life cycles;

•	Outcome of significant litigation and environmental matters, including those related to divested businesses;

•	Failure to appropriately manage process safety and product stewardship issues;

•	Effect of changes in tax, environmental and other laws and regulations or political conditions in the United States of America (U.S.) and other countries in which the company operates;

•	Conditions in the global economy and global capital markets, including economic factors, such as inflation, deflation, fluctuations in currency rates, interest rates and commodity prices;

•	Ability to appropriately respond to market acceptance, government rules, regulations and policies affecting products based on biotechnology;

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

For some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A of the company's 2014 Annual Report.

Recent Developments
Separation of Performance Chemicals
In October 2013, DuPont announced that it intends to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders, subject to customary closing conditions. In April 2015, an amendment to the Form 10 registration statement related to the spin-off will be filed with the SEC. The amended Form 10 will include financial information for the year ended December 31, 2014 and certain pro forma information for the new public company to be created upon completion of the pending separation of DuPont's Performance Chemicals segment. The new public company will be named The Chemours Company (Chemours). The company expects to complete the separation on July 1, 2015, subject to final approval from DuPont's Board of Directors.

As part of the separation, DuPont incurred $81 million and $16 million in transaction costs, which were recorded in other operating charges in the interim Consolidated Income Statements for the three months ended March 31, 2015 and 2014, respectively. The company expects to incur total costs related to the separation in 2015 estimated at about $350 million. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions.

The company expects to receive dividend proceeds from Chemours prior to separation, the payment of which is anticipated to be financed by debt obtained by Chemours in the second quarter of 2015. DuPont anticipates receiving total dividend proceeds of approximately $4 billion, pending the final credit ratings and underlying business conditions for Chemours. DuPont intends to return an amount equal to all or substantially all of this Chemours dividend to DuPont shareholders via share repurchases over the 12 to 18 month period following the separation, with a portion to be returned in 2015.

As a result of the separation of its Performance Chemicals segment, coupled with the company’s redesign initiative, the functional currency at certain of the company’s foreign entities is being re-evaluated which, in some cases, resulted in a change in the foreign entities’ functional currency.

Redesign Initiative
In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all businesses and functions. DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment. The Company continues to make significant progress in this effort with total cost savings expected to increase to $0.40 per share for 2015. The Company expects to yield savings of approximately $1 billion on a run-rate basis by the fourth quarter of 2015 and $1.3 billion by 2017.

Results of Operations
Overview
The following is a summary of the results of operations for the three months ended March 31, 2015:

•
Net Sales were $9.2 billion, versus $10.1 billion in the same period prior year, a 9 percent decline primarily attributable to a 6 percent negative impact from currency and the absence of sales from portfolio changes in the prior year.

•
Total segment pre-tax operating income (PTOI) of $1,941 million was $307 million or 14 percent below last year, reflecting a negative currency impact of about $300 million and a decline in Agriculture and Performance Chemicals PTOI. The company expects the previously estimated negative currency impact to increase from about $0.60 to $0.80, largely impacting the Agriculture segment in the first half of the year. The company is working aggresively to mitigate the stronger currency headwinds including the increased cost savings from the operational redesign and other corporate and business actions.

•	Net Income was $1,035 million, 28 percent below the same period last year primarily reflecting lower segment PTOI and higher income taxes.

•
Cost savings from the strategic redesign of the company’s operating model improved earnings $0.10 per share versus the first quarter prior year. The Company continues to make significant progress in this effort with total cost savings expected to increase to $0.40 per share for 2015.

Net Sales
Net sales for the first quarter were $9.2 billion versus $10.1 billion in the prior year, principally attributable to a 6 percent negative currency impact, largely from a weakness in the Euro, Russian ruble, Brazilian real and eastern European currencies; a 2 percent impact from the absence of sales from portfolio changes; and 1 percent lower volume. Local prices and product mix were flat as higher prices in Agriculture were offset by lower prices in the other segments. Volume reflects declines in Agriculture and Performance Chemicals, partly offset by increases in Performance Materials, Safety & Protection, Nutrition & Health and Industrial Biosciences. Total company sales in developing markets were $2.6 billion, down 15 percent, reflecting a 10 percent negative currency impact and 5 percent lower volume. Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended March 31, 2015		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2014	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$9.2	(9)	—	(6)	(1)	(2)
U.S. & Canada	4.3	(3)	(1)	—	—	(2)
Europe, Middle East & Africa (EMEA)	2.4	(18)	3	(16)	(3)	(2)
Asia Pacific	1.7	(6)	(1)	(3)	—	(2)
Latin America	0.8	(18)	(1)	(6)	(9)	(2)

Other Income, Net
Other income, net, totaled $198 million for the first quarter 2015, an increase of $181 million compared to $17 million in the prior year primarily due to pretax exchange gains on foreign exchange contracts, gains on litigation agreement and sale of assets. The most significant component of the increase in other income was an increase in pre-tax exchange gains, which was driven by gains on foreign currency contracts due to strengthening of the U.S. dollar versus global currencies partially offset by losses on the related foreign currency-denominated monetary assets and liabilities. See Notes 4 and 11 to the interim Consolidated Financial Statements for further discussion of the company's policy of hedging the foreign currency-denominated monetary assets and liabilities.

Additional information related to the company's other income, net, is included in Note 4 to the interim Consolidated Financial Statements.

Cost of Goods Sold (COGS)
COGS totaled $5.6 billion in the first quarter 2015 versus $6.0 billion in the prior year, a 7 percent decrease, principally due to the currency impact of a stronger U.S. dollar and divestitures. COGS as a percent of net sales increased to 61 percent from 59 percent last year primarily reflecting currency impact which decreased sales by 6 percent and COGS by 3 percent.
Other Operating Charges
Other operating charges were $283 million in the first quarter 2015, essentially flat versus $286 million in the prior year, as increased separation transaction costs were offset by insurance recoveries, the stronger U.S. dollar and decreased costs from portfolio changes.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $1.3 billion for the first quarter 2015 versus $1.4 billion in the prior year. The decrease was primarily due to savings from the company's operational redesign initiative and lower sales commissions. SG&A was 14 percent of net sales for the three months ended March 31, 2015 and 2014.

Research and Development Expense (R&D)
R&D totaled $499 million and $518 million for the first quarter 2015 and 2014, respectively. The decrease was primarily due to lower spending and the impact of currency. R&D was 5 percent of net sales for the first quarter 2015 and 2014.

Interest Expense
Interest expense totaled $84 million in the first quarter 2015, compared to $103 million in 2014. The decrease was primarily due to lower average borrowings.

Employee Separation / Asset Related Charges, Net
Employee separation / asset related charges, net totaled $38 million in the first quarter 2015. During first quarter of 2015, a $38 million pre-tax impairment charge was recorded in employee separation / asset related charges, net within the Other segment. See Note 3 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes
The company's effective tax rate for the first quarter 2015 was 35.4 percent as compared to 19.8 percent in 2014. The increase in the effective tax rate is driven by the hedging program gains which are largely taxable in the U.S., where as the offsetting exchange losses on the re-measurement of the net monetary asset positions are often not tax deductible in their local jurisdictions. In addition transaction costs related to the Performance Chemicals segment, the Ukraine hryvnia re-measurement and geographic mix of earnings also contributed to the increase in the effective tax rate.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Summarized below are comments on individual segment sales and PTOI for the three month period ended March 31, 2015 compared with the same period in 2014. Segment PTOI is defined as income (loss) before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. All references to prices are based on local price unless otherwise specified. A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for the three month periods ended March 31, 2015 and 2014 is included in Note 13 to the interim Consolidated Financial Statements.

Viton® fluoroelastomer products (Viton®) will be included in the Performance Chemicals separation and therefore the results are reported within Performance Chemicals. Viton® was previously reported within Performance Materials. Reclassifications of prior year data have been made to conform to current year classifications.

The following table summarizes first quarter 2015 segment sales and related variances versus prior year:

	Three Months Ended
	March 31, 2015		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2014	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$3.9	(10)	3	(8)	(5)	—
Electronics & Communications	0.5	(10)	(5)	(2)	(3)	—
Industrial Biosciences	0.3	(5)	—	(6)	1	—
Nutrition & Health	0.8	(6)	—	(8)	2	—
Performance Chemicals	1.4	(14)	(3)	(3)	(6)	(2)
Performance Materials	1.4	(8)	(3)	(5)	8	(8)
Safety & Protection	0.9	(4)	(1)	(4)	6	(5)

Agriculture - First quarter 2015 segment sales of $3,937 million decreased $457 million, or 10 percent, driven by the negative impact of currency and decreased volumes, partially offset by increases in pricing due to improved mix of Pioneer’s new corn hybrids and soybean varieties, and pricing actions in Europe and Asia to mitigate the impact of a stronger dollar. Decreased volumes are due to expected reductions in global corn planted area, lower insecticide demand in Latin America due to reduced insect pressure and timing of seed shipments.

The first quarter 2015 PTOI of $1,174 million decreased $268 million, or 19 percent, driven by the negative impact of currency and lower sales, partially offset by productivity improvements, disciplined cost actions and insurance recoveries of $35 million for recovery of costs for customer claims related to the use of the Imprelis® herbicide. In addition, the insect control business has been impacted by the shutdown of the LaPorte manufacturing facility in Texas resulting in a shortfall in the supply of methomyl and oxamyl.

Electronics & Communications - First quarter 2015 segment sales of $521 million decreased $59 million, or 10 percent, as volume growth in consumer electronics was more than offset by pass-through of lower metals prices, competitive pressures impacting Solamet® paste and the negative impact of currency. PTOI of $85 million increased $10 million, or 13 percent, driven by increased demand in consumer electronics and productivity gains which were partially offset by the above mentioned competitive pressures and negative impact of currency.

Industrial Biosciences - First quarter 2015 segment sales of $285 million decreased $16 million, or 5 percent, driven by the negative impact of currency, partially offset by increased volumes. Increased enzyme demand, principally in food markets, was mostly offset by lower biomaterial sales. PTOI of $56 million was even with prior year as the above decrease in sales was offset by improved product mix and lower input costs.

Nutrition & Health - First quarter 2015 segment sales of $813 million decreased $48 million, or 6 percent, driven by an 8 percent negative impact of currency partially offset by volume growth. Volume growth in probiotics, cultures and texturants was partially offset by lower volumes in specialty proteins. PTOI of $89 million decreased $4 million, or 4 percent, as volume gains and improved product mix were more than offset by the negative impact of currency.

Performance Chemicals - First quarter 2015 segment sales of $1,364 million decreased $227 million, or 14 percent, and PTOI of $129 million decreased $77 million, or 37 percent, driven by lower prices and volumes for titanium dioxide, the negative impact of currency and the impact of portfolio changes.

Performance Materials - First quarter 2015 segment sales of $1,411 million decreased $123 million, or 8 percent, driven by the portfolio changes from the sale of Glass Laminating Solutions/Vinyls, the negative impact of currency and decreased ethylene pricing. Partially offsetting the declines are increased volumes of ethylene and increased demand in automotive markets primarily in North America and Asia Pacific. Prior year ethylene sales were constrained in advance of a scheduled outage at the Orange, Texas ethylene unit. PTOI of $327 million increased $34 million, or 12 percent, driven by volume growth for ethylene and improved product mix, partially offset by lower ethylene prices and the negative impact of currency.

Safety & Protection - First quarter 2015 segment sales of $909 million decreased 4 percent due to 6 percent volume growth driven by increased demand for Tyvek® protective material, Kevlar® high strength materials and Nomex® thermal resistant fiber, which was more than offset by the negative impact of currency as well as the portfolio impact of the Sontara® divestiture. PTOI of $184 million increased $9 million, or 5 percent, primarily due to volume growth and productivity improvements partially offset by the negative impact of currency. A benefit in connection with the advancement of an ongoing claim was partially offset by higher costs associated with lower plant utilization at the Chambers Works facility in New Jersey.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2014 Annual Report, Part II, Item 7. Managment's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the three months ended March 31, 2015.

(Dollars in millions)	March 31, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$3,747	$7,034
Total debt	10,384	10,694

Total debt as of March 31, 2015 was $10.4 billion, a decrease of $0.3 billion from $10.7 billion as of December 31, 2014.  The decrease was primarily due to the repayment of long-term debt, partially offset by an increase in commercial paper.

The company's cash, cash equivalents and marketable securities at March 31, 2015 and December 31, 2014 are $3.7 billion and $7.0 billion, respectively. The decrease was primarily due to cash used to fund seasonal working capital needs.

Summary of Cash Flows
Cash used for operating activities was $2.1 billion for the three months ended March 31, 2015 compared to $2.4 billion during the same period last year. The $0.3 billion change was primarily due to lower year-over-year increases in working capital, coupled with lower earnings, and the negative currency impact that offsets cash provided by foreign currency exchange contract settlements is included in investing activities.

Cash used for investing activities was $0.1 billion for the three months ended March 31, 2015 compared to $0.2 billion for the same period last year. The $0.1 billion change was primarily due to cash provided by foreign currency exchange contract settlements offset by an adjustment to properly reflect purchases of property, plant and equipment on a cash basis. The impact of the adjustment was not material to prior periods.

Cash used for financing activities was $0.9 billion for the three months ended March 31, 2015 compared to $2.5 billion for the same period last year. The $1.6 billion decrease was due primarily to an increase in short-term borrowings and lower common stock repurchases offset with higher long-term debt repayments.

Dividends paid to shareholders during the three months ended March 31, 2015 totaled $0.4 billion. In January 2015, the Board of Directors declared a first quarter common stock dividend of $0.47 per share. In April 2015, the Board of Directors declared a second quarter common stock dividend of $0.49 per share, a four percent increase over the January 2015 dividend. With the first and second quarter dividends, the company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904. DuPont expects that the sum of DuPont’s and Chemours’ aggregate third quarter dividend will be equivalent to DuPont’s aggregate quarterly dividend immediately prior to separation. Chemours expects to declare a quarterly dividend in the aggregate amount of $100 million in total for the third quarter 2015.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan. In March 2015, the company purchased and retired 3.6 million shares in the open market which offset the dilution from employee compensation plans in the first quarter 2015. As of March 31, 2015, the company has purchased 33.7 million shares at a total cost of $2.3 billion under the plan. There is no required completion date for the remaining stock purchases.

The company expects to receive dividend proceeds from Chemours prior to separation, the payment of which is anticipated to be financed by debt obtained by Chemours in the second quarter of 2015. DuPont anticipates receiving total dividend proceeds of approximately $4 billion, pending the final credit ratings and underlying market conditions for Chemours. DuPont intends to return an amount equal to all or substantially all of this Chemours dividend to DuPont shareholders via share repurchases over the 12 to 18 month period following the separation, with a portion to be returned in 2015.

See Part II, Item 2 and Note 10 to the interim Consolidated Financial Statements for additional information.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company's 2014 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off- Balance Sheet Arrangements, and Note 9 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2014 can be found in the company's 2014 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements. The company's long-term debt obligations at March 31, 2015 decreased by $1.5 billion versus prior year-end primarily due to $1.4 billion of debt principal maturities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 11, “Financial Instruments”, to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the company's 2014 Annual Report for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2015, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

Environmental Proceedings
LaPorte Plant, LaPorte, Texas
The U.S. Environmental Protection Agency (EPA) conducted a multimedia inspection at the LaPorte facility in January 2008. DuPont, EPA and the Department of Justice (DOJ) began discussions in the Fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These negotiations continue.

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

Yerkes Plant, Buffalo, New York
In March 2015, DuPont began discussions with the EPA related to alleged violations at the Yerkes facility of a Risk Management Plan (RMP) and General Duty Clause under the Clean Air Act (CAA). The allegations stem from a 2010 incident at the facility during which a welding contractor ignited residual vapors in an empty storage vessel.

Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors discussed in Part I, Item 1A, Risk Factors, in the company's 2014 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity
In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan. There is no required completion date for purchases under this plan.

In March 2015, the company purchased and retired 3.6 million shares in the open market under the $5 billion share buyback plan.

See Part I, Item 2 on page 29 of this report and Note 10 to the interim Consolidated Financial Statements for additional information.

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended March 31, 2015:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
March:
Open Market Purchases	3,579,472	$78.86	3,579,472
Total	3,579,472		3,579,472	$2,718

[1]	Represents approximate value of shares that may yet be purchased under the 2014 plan.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	April 21, 2015

By:	/s/ Nicholas C. Fanandakis

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

10.3*
Company’s Pension Restoration Plan, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.3 to the company's Annual Report on 10-K (Commission number 1-815) for the year ended December 31, 2014).

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

10.6*
Company’s Equity and Incentive Plan, as amended October 23, 2014 (incorporated by reference to Exhibit 10.6 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended September 30, 2014.

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

10.14*
Consulting Agreement dated October 22, 2014, by and between E.I. du Pont Nemours and Company and Thomas M. Connelly (incorporate by reference to Exhibit 10.4 to the company's Quarterly Report on 10-Q (Commission file number 1-815) for the period ended September 30, 2014).

10.15*	Form of 2015 Award Terms under the Company's Equity and Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

18.1
Preferability Letter of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 2014).

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