Form 10-Q
period 2015-06-30
DUPONT E I DE NEMOURS & CO
filed 2015-07-28
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-815

E. I. du Pont de Nemours and Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0014090
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
974 Centre Road, Wilmington, Delaware 19805
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

The Registrant had 904,838,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at July 15, 2015.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$8,595	$9,706	$17,767	$19,834
Other income, net	283	408	481	425
Total	8,878	10,114	18,248	20,259
Cost of goods sold	5,280	5,999	10,833	11,999
Other operating charges	349	300	632	586
Selling, general and administrative expenses	1,371	1,473	2,683	2,909
Research and development expense	515	545	1,014	1,063
Interest expense	127	94	211	197
Employee separation / asset related charges, net	61	263	99	263
Total	7,703	8,674	15,472	17,017
Income before income taxes	1,175	1,440	2,776	3,242
Provision for income taxes	230	366	796	723
Net income	945	1,074	1,980	2,519
Less: Net income attributable to noncontrolling interests	5	4	9	10
Net income attributable to DuPont	$940	$1,070	$1,971	$2,509
Basic earnings per share of common stock	$1.04	$1.16	$2.17	$2.72
Diluted earnings per share of common stock	$1.03	$1.15	$2.15	$2.70
Dividends per share of common stock	$0.49	$0.45	$0.96	$0.90

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$945	$1,074	$1,980	$2,519
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	197	(59)	(992)	(131)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	8	(12)	(14)	26
Clearance of hedge results to earnings	5	13	12	31
Net revaluation and clearance of cash flow hedges to earnings	13	1	(2)	57
Pension benefit plans:
Net loss	(2)	(103)	(6)	(102)
Effect of foreign exchange rates	(62)	—	38	—
Reclassifications to net income:
Amortization of prior service (benefit) cost	(1)	—	(3)	1
Amortization of loss	210	150	419	299
Curtailment / settlement loss	4	6	9	6
Pension benefit plans, net	149	53	457	204
Other benefit plans:
Reclassifications to net income:
Amortization of prior service benefit	(52)	(53)	(104)	(106)
Amortization of loss	19	14	38	28
Other benefit plans, net	(33)	(39)	(66)	(78)
Other comprehensive income (loss), before tax	326	(44)	(603)	52
Income tax expense related to items of other comprehensive income	(50)	(7)	(136)	(64)
Other comprehensive income (loss), net of tax	276	(51)	(739)	(12)
Comprehensive income	1,221	1,023	1,241	2,507
Less: Comprehensive income attributable to noncontrolling interests	5	4	9	10
Comprehensive income attributable to DuPont	$1,216	$1,019	$1,232	$2,497

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$4,746	$6,910
Marketable securities	556	124
Accounts and notes receivable, net	8,308	6,005
Inventories	6,514	7,841
Prepaid expenses	296	279
Deferred income taxes	625	589
Total current assets	21,045	21,748
Property, plant and equipment, net of accumulated depreciation (June 30, 2015 - $20,256; December 31, 2014 - $19,942)	13,061	13,386
Goodwill	4,455	4,529
Other intangible assets	4,286	4,580
Investment in affiliates	895	886
Deferred income taxes	3,223	3,349
Other assets	1,141	1,058
Total	$48,106	$49,536
Liabilities and Equity
Current liabilities
Accounts payable	$3,399	$4,822
Short-term borrowings and capital lease obligations	647	1,423
Income taxes	613	547
Other accrued liabilities	4,046	5,848
Total current liabilities	8,705	12,640
Long-term borrowings and capital lease obligations	12,088	9,233
Other liabilities	13,188	13,819
Deferred income taxes	472	466
Total liabilities	34,453	36,158
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at June 30, 2015 - 991,875,000; December 31, 2014 - 992,020,000	298	298
Additional paid-in capital	11,389	11,174
Reinvested earnings	17,838	17,045
Accumulated other comprehensive loss	(9,446)	(8,707)
Common stock held in treasury, at cost (87,041,000 shares at June 30, 2015 and December 31, 2014)	(6,727)	(6,727)
Total DuPont stockholders’ equity	13,589	13,320
Noncontrolling interests	64	58
Total equity	13,653	13,378
Total	$48,106	$49,536

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net income	$1,980	$2,519
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	615	635
Amortization of intangible assets	257	245
Net periodic pension benefit cost	294	205
Contributions to pension plans	(204)	(168)
Gain on sale of businesses	(22)	(398)
Other operating activities - net	59	430
Change in operating assets and liabilities - net	(5,024)	(5,539)
Cash used for operating activities	(2,045)	(2,071)
Investing activities
Purchases of property, plant and equipment	(938)	(781)
Investments in affiliates	(50)	(23)
Payments for businesses - net of cash acquired	(77)	—
Proceeds from sales of businesses - net	34	639
Proceeds from sales of assets - net	14	10
Purchases of short-term financial instruments	(589)	(330)
Proceeds from maturities and sales of short-term financial instruments	167	308
Foreign currency exchange contract settlements	443	(63)
Other investing activities - net	13	8
Cash used for investing activities	(983)	(232)
Financing activities
Dividends paid to stockholders	(875)	(836)
Net (decrease) increase in short-term (less than 90 days) borrowings	(1)	1,021
Long-term and other borrowings:
Receipts	3,629	83
Payments	(1,518)	(1,735)
Repurchase of common stock	(353)	(1,061)
Proceeds from exercise of stock options	201	214
Other financing activities - net	(81)	(76)
Cash provided by (used for) financing activities	1,002	(2,390)
Effect of exchange rate changes on cash	(138)	(74)
Decrease in cash and cash equivalents	$(2,164)	$(4,767)
Cash and cash equivalents at beginning of period	6,910	8,941
Cash and cash equivalents at end of period	$4,746	$4,174

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

The company’s cost structure has been impacted by the global, multi-year initiative to redesign its global organization and operating model to improve productivity and agility across all businesses and functions. Effective December 31, 2014, in order to better align to the transforming company’s organization and resulting cost structure, certain costs were reclassified from other operating charges to selling, general and administrative expenses. Prior year data has been reclassified to conform to current year presentation. Other operating charges primarily include, costs associated with the Performance Chemical separation, product claim charges and non-capitalizable costs associated with capital projects. Selling, general and administrative expense primarily includes selling and marketing expenses, commissions, functional costs, and business management expenses. Cost of goods sold primarily includes the cost of manufacture and delivery, ingredients or raw materials, direct salaries, wages and benefits and overhead.

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

The company changes the functional currency of its separate and distinct foreign entities only when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. As a result of the separation of its Performance Chemicals segment, coupled with the company’s redesign initiative, the functional currency at certain of the company’s foreign entities is being re-evaluated which, in some cases, has resulted in a change in the foreign entities’ functional currency.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

During the first quarter of 2015, the Venezuelan government enacted additional changes to the country’s foreign exchange systems including the introduction of the SIMADI (Foreign Exchange Marginal System) auction process. Management has concluded that the SIMADI auction process would be the most likely exchange mechanism available. As a result, effective in the first quarter of 2015, the company changed from the SICAD 2 to the SIMADI exchange rate, to remeasure its Bolivar Fuertes (VEF) denominated net monetary assets which resulted in a charge of $3 recorded within other income, net in the company's interim Consolidated Income Statements for the six months ended June 30, 2015. The remaining net monetary assets and non-monetary assets are immaterial at June 30, 2015.

Recent Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share or its Equivalent. This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented and earlier application is permitted. The company anticipates that this guidance will only impact disclosure and will not have an impact on the company's financial position or results of operations.
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
In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.
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
Note 2. Divestitures and Other Transactions
Performance Chemicals
On July 1, 2015 (the Distribution Date), DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (Chemours). As a result, beginning in the third quarter of 2015, Chemours' financial results will be reflected in DuPont's Consolidated Financial Statements as a discontinued operation, along with comparative periods. See Note 15 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

During the three and six months ended June 30, 2015, and the three and six months ended June 30, 2014, respectively, the company incurred, $119 and $200, and $35 and $51 of costs associated with the transaction which were reported in other operating charges in the company's interim Consolidated Income Statements. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal and information system functions. In addition, during the three months ended June 30, 2015, the company incurred $20 of transaction costs for a premium associated with the early retirement of DuPont debt. The company exchanged notes received from Chemours in May 2015 (as part of a dividend payment) for DuPont debt that it then retired. These costs were reported in interest expense in the company's interim Consolidated Income Statements.
Glass Laminating Solutions/Vinyls
In June 2014, the company sold Glass Laminating Solutions/Vinyls (GLS/Vinyls), a part of the Performance Materials segment, to Kuraray Co. Ltd. The sale resulted in a pre-tax gain of $391 ($273 net of tax). The gain was recorded in other income, net in the company's interim Consolidated Income Statements for the three and six-months ended June 30, 2014.

Note 3. Employee Separation / Asset Related Charges, Net
Chemours Restructuring Program
During the three months ended June 30, 2015, a restructuring charge of $61 was recorded in employee separation / asset related charges, net, consisting of severance and related benefit costs in the Performance Chemicals segment to achieve fixed cost and operational productivity improvements for Chemours post-spin.

Account balances and activity for the Chemours restructuring program are summarized below:

Employee Separation Costs
Charges to income for the three and six months ended June 30, 2015	$61
Payments	(8)
Balance as of June 30, 2015	$53

2014 Restructuring Program
At June 30, 2015, total liabilities related to the 2014 restructuring program were $183. A complete discussion of restructuring initiatives is included in the company's 2014 Annual Report in Note 3, "Employee Separation / Asset Related Charges, Net."

Account balances and activity related to the 2014 restructuring program are summarized below:

	Employee Separation Costs	Other Non-Personnel Charges [1]	Total
Balance at December 31, 2014	$264	$4	$268
Payments	(77)	(1)	(78)
Net translation adjustment	(7)	—	(7)
Other adjustments	—	—	—
Balance as of June 30, 2015	$180	$3	$183

[1]	Other non-personnel charges consist of contractual obligation costs.

During the three months ended June 30, 2015, the company recorded adjustments to the estimated costs associated with the 2014 restructuring program in employee separation / asset related charges, net in the company's interim Consolidated Income Statements. This was primarily due to lower than estimated individual severance costs and workforce reductions achieved through non-severance programs, partially offset by identification of additional projects in certain segments. There was no impact from these adjustments to the company's interim Consolidated Income Statements. The adjustments impacted segment results for the three months ended June 30, 2015 as follows: Agriculture - $(4), Electronics & Communications - $11, Industrial Biosciences - $(1), Nutrition & Health - $(4), Performance Chemicals - $2 , Performance Materials - $(2), and Safety & Protection $1, and Other - $(3).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

During the three months ended June 30, 2014, a pre-tax charge of $263 was recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statements. The charge consisted of $166 employee separation costs, $3 of other non-personnel charges and $94 of asset shut down costs. The charge impacted segment results for the second quarter 2014 as follows: Agriculture - $47, Electronics & Communications - $68, Industrial Biosciences - $2, Nutrition & Health - $8, Performance Chemicals - $19, Performance Materials - $29, and Safety & Protection - $31, Other - $2, as well as Corporate expenses - $57.

Cost Basis Investment Impairment
During the first quarter 2015, a $38 pre-tax impairment charge was recorded in employee separation / asset related charges, net within the Other segment. The majority relates to a cost basis investment in which the assessment resulted from the venture's revised operating plan reflecting underperformance of its European wheat based ethanol facility and deteriorating European ethanol market conditions. One of the primary investors communicated that they would not fund the revised operating plan of the investee. As a result, the carrying value of DuPont's 6 percent cost basis investment in this venture exceeds its fair value by $37, such that an impairment charge was recorded.

Note 4.  Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Royalty income	$32	$34	$71	$72
Interest income	40	43	65	71
Equity in earnings of affiliates, net	21	9	30	22
Net gain on sales of businesses and other assets	25	404	31	411
Net exchange gains (losses)[1]	26	(109)	90	(205)
Miscellaneous income and expenses, net [2]	139	27	194	54
Other income, net	$283	$408	$481	$425

[1]
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for income taxes on the company's interim Consolidated Income Statements. The $26 net exchange gain (loss) for the three months ended June 30, 2015, was driven by an $88 adjustment for gains, attributable to the first quarter 2015, on foreign exchange contracts.  These contracts were used to align the hedge portfolio to the revised currency exposure of certain foreign entities associated with their change in functional currency during the first quarter of 2015 resulting from the Performance Chemicals separation, coupled with the company's redesign initiative.  The impact of the adjustment was not material to either period. The increase in year-to-date pre-tax exchange gains over prior year was driven by gains on foreign currency contracts due to strengthening of the USD versus global currencies partially offset by losses on the related foreign currency-denominated monetary assets and liabilities. The $90 net exchange gain (loss) for the six months ended June 30, 2015, includes a net $(32) pre-tax exchange loss associated with the devaluation of the Ukrainian hryvnia. The $(109) net exchange loss for the three months ended June 30, 2014, includes $(58) and $(7) exchange losses, associated with the devaluation of the Venezuelan bolivar and Ukrainian hryvnia, respectively. The $(205) net exchange loss for the six months ended June 30, 2014, includes $(58), $(46) and $(14) exchange losses, associated with the devaluation of the Venezuela bolivar, Ukrainian hryvnia, and Argentinian peso, respectively.

[2]	Miscellaneous income and expenses, net, includes interest items, certain insurance recoveries and litigation settlements and other items.

Note 5.  Income Taxes
In the second quarter 2015, the company recorded a tax provision of $230, including $30 of tax benefit associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and gains or losses on foreign currency contracts in addition to $26 of tax benefit associated with the reversal of a tax valuation allowance related to net operating losses. This valuation allowance reversal should have been recorded in the fourth quarter of 2014. The impact of this adjustment was not material in either period.

Year to date 2015, the company recorded a tax provision of $796, including $182 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and gains or losses on foreign currency contracts in addition to $26 of tax benefit discussed above.

In the second quarter 2014, the company recorded a tax provision of $366, including $3 of tax expense, primarily associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Year to date 2014, the company recorded a tax provision of $723, including $25 of tax benefit, primarily associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

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

Note 6.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to DuPont	$940	$1,070	$1,971	$2,509
Preferred dividends	(3)	(3)	(5)	(5)
Net income available to common stockholders	$937	$1,067	$1,966	$2,504

Denominator:
Weighted-average number of common shares outstanding - Basic	905,761,000	918,684,000	906,296,000	921,058,000
Dilutive effect of the company’s employee compensation plans	5,920,000	6,903,000	6,452,000	7,087,000
Weighted-average number of common shares outstanding - Diluted	911,681,000	925,587,000	912,748,000	928,145,000

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Average number of stock options	5,357,000	4,000	2,678,000	2,000

The change in the average number of stock options that were antidilutive in the three and six months ended June 30, 2015 compared to the same period last year was due to changes in the company's average stock price.

Note 7. Inventories

	June 30, 2015	December 31, 2014
Finished products	$4,006	$4,628
Semi-finished products	1,853	2,451
Raw materials, stores and supplies	1,128	1,255
	6,987	8,334
Adjustment of inventories to a last-in, first-out (LIFO) basis	(473)	(493)
Total	$6,514	$7,841

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 8.  Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,637	$(500)	$1,137	$1,706	$(470)	$1,236
Patents	476	(215)	261	493	(199)	294
Purchased and licensed technology	1,777	(1,223)	554	1,789	(1,074)	715
Trademarks	31	(15)	16	31	(14)	17
Other [1]	189	(72)	117	207	(88)	119
	4,110	(2,025)	2,085	4,226	(1,845)	2,381

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	77	—	77	29	—	29
Microbial cell factories	306	—	306	306	—	306
Pioneer germplasm	1,062	—	1,062	1,064	—	1,064
Trademarks/tradenames	756	—	756	800	—	800
	2,201	—	2,201	2,199	—	2,199
Total	$6,311	$(2,025)	$4,286	$6,425	$(1,845)	$4,580

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense for definite-lived intangible assets was $117 and $257 for the three and six months ended June 30, 2015, respectively, and $119 and $245 for the three and six months ended June 30, 2014, respectively. The estimated aggregate pre-tax amortization expense for the remainder of 2015 and each of the next five years is approximately $100, $354, $218, $218, $204 and $187, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 9.  Long-Term Borrowings
In connection with the spin-off, as previously discussed in Note 2, the company received a dividend from Chemours in May 2015 of $3,923 comprised of a cash distribution of $3,416 and a distribution in-kind of $507 of 7% senior unsecured notes due 2025 (Chemours Notes Received). Chemours financed the dividend payment through issuance of approximately $4,000 of debt comprised of $1,500 aggregate principal amount of borrowing under a senior secured term loan facility with variable interest rates and a term of seven years, $1,350 of 6.625% senior unsecured notes due 2023, $750 of 7% senior unsecured notes due 2025 and €360 of 6.125% senior unsecured notes due 2023 (collectively, Chemours' Debt). As of June 30, 2015, Chemours was a wholly-owned, consolidated subsidiary of the company, as a result, the Condensed Consolidated Balance Sheet as of June 30, 2015 includes Chemours' Debt. The transfer of the liabilities associated with Chemours' Debt, as well as all other assets and liabilities transferred to Chemours, will be reflected in the company's financial statements in the third quarter of 2015.

In the second quarter of 2015, DuPont exchanged the Chemours Notes Received for $488 of company debt due in 2016 as follows: $152 of 1.95% notes, $277 of 2.75% notes, and $59 of 5.25% notes. The company paid a premium of $20, recorded in interest expense in the company's interim Consolidated Income Statements, in connection with the early retirement of the $488 of 2016 notes. The debt for debt exchange was considered an extinguishment.

Note 10.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures as of June 30, 2015, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At June 30, 2015 and December 31, 2014, the company had directly guaranteed $409 and $513, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 42 percent of the $229 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at June 30, 2015:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 7 years)	$155	$73	$228
Leases on equipment and facilities (terms up to 3 years)	—	1	1
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	180	—	180
Total	$335	$74	$409

[1]	Existing guarantees for customers and suppliers, as part of contractual agreements.

[2]	Existing guarantees for equity affiliates' liquidity needs in normal operations.

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

As part of the settlement, DuPont paid about $7 in plaintiffs' attorney fees and expenses. DuPont also provided a warranty, which expired on May 31, 2015, against new damage, if any, caused by the use of Imprelis® on class members' properties. In the third quarter 2014, the company settled the majority of claims from class members that opted out of the class action settlement. About 30 opt-out actions are pending at June 30, 2015, a decrease of 10 from December 31, 2014.

DuPont recorded income of $35 for insurance recoveries, within other operating charges in the interim Consolidated Income Statements, for the six months ended June 30, 2015. At June 30, 2015, DuPont had an accrual balance of $216 related to these claims and insurance receivables of $15.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At June 30, 2015, DuPont has an accrual balance of $14 related to the PFOA matters discussed below.

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

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At June 30, 2015 and March 31, 2015, there were approximately 3,500 lawsuits pending in various federal and state courts in Ohio and West Virginia. The number of lawsuits pending at June 30, 2015, reflects the filing of about 50 additional cases and plaintiffs' voluntary dismissal of about 40 cases during the second quarter 2015. In accordance with a stipulation reached in the third quarter 2014 and other court procedures, these lawsuits have been or will be served and consolidated in multi-district litigation in Ohio federal court (MDL). Based on information currently available to the company the majority of the lawsuits allege personal injury claims associated with high cholesterol and thyroid disease from exposure to PFOA in drinking water.  At June 30, 2015, 37 of the pending lawsuits allege wrongful death. While attorneys for the plaintiffs have indicated that additional lawsuits may be filed, the rate of such filings has substantially decreased. In 2014, six plaintiffs from the MDL were selected for individual trial. The first trial is scheduled to begin in September 2015, and the second in November 2015. DuPont denies the allegations in these lawsuits and is defending itself vigorously.

Additional Actions
An Ohio action brought by the LHWA is ongoing. In addition to general claims of PFOA contamination of drinking water, the action claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). In the second quarter 2014, DuPont filed a motion for summary judgment and LHWA moved for partial summary judgment. In the first quarter of 2015, the court granted in part and denied in part both parties’ motions. As a result, the litigation process is continuing with respect to certain of the plaintiffs’ claims and trial has been set for October 2015.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At June 30, 2015, the Condensed Consolidated Balance Sheet included a liability of $477, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, the potential liability may range up to $1,100 above the amount accrued as of June 30, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 11.  Stockholders’ Equity
Share Repurchase Program
In January 2014, the company's Board of Directors authorized a $5,000 share buyback plan that replaced the 2011 plan. During the three and six months ended June 30, 2015, the company purchased and retired 1.0 million and 4.6 million shares, respectively, in the open market, which offset the dilution from employee compensation plans in the first and second quarter of 2015. As of June 30, 2015, the company has purchased 34.7 million shares at a total cost of $2,353 under the plan. There is no required completion date for the remaining stock purchases.

In the first quarter 2015, DuPont announced its intention to buy back shares of about $4,000 using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2,000 to be purchased and retired by December 31, 2015 with the remainder to be purchased and retired by December 31, 2016.

Other Comprehensive Income (Loss)
A summary of the changes in other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 is provided as follows:

	Three Months Ended			Three Months Ended			Affected Line Item in Consolidated Income Statements
	June 30, 2015			June 30, 2014
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment(3)	$197	$—	$197	$(59)	$—	$(59)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	8	(3)	5	(12)	4	(8)	See (1) below
Clearance of hedge results to earnings:
Foreign currency contracts	(2)	1	(1)	1	(1)	—	Net sales
Commodity contracts	7	(3)	4	12	(4)	8	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	13	(5)	8	1	(1)	—
Pension benefit plans:
Net (loss) gain	(2)	1	(1)	(103)	33	(70)	See (1) below
Effect of foreign exchange rates	(62)	18	(44)	—	—	—	See (1) below
Reclassifications to net income:
Amortization of prior service (benefit) cost	(1)	—	(1)	—	—	—	See (2) below
Amortization of loss	210	(75)	135	150	(52)	98	See (2) below
Curtailment loss	—	—	—	4	(1)	3	See (2) below
Settlement loss	4	(1)	3	2	—	2	See (2) below
Pension benefit plans, net	149	(57)	92	53	(20)	33
Other benefit plans:
Reclassifications to net income:
Amortization of prior service benefit	(52)	18	(34)	(53)	19	(34)	See (2) below
Amortization of loss	19	(6)	13	14	(5)	9	See (2) below
Other benefit plans, net	(33)	12	(21)	(39)	14	(25)
Other comprehensive income (loss)	$326	$(50)	$276	$(44)	$(7)	$(51)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Six Months Ended			Six Months Ended			Affected Line Item in Consolidated Income Statements
	June 30, 2015			June 30, 2014
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment(3)	$(992)	$—	$(992)	$(131)	$—	$(131)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(14)	3	(11)	26	(10)	16	See (1) below
Clearance of hedge results to earnings:
Foreign currency contracts	(10)	4	(6)	2	(1)	1	Net sales
Commodity contracts	22	(9)	13	29	(11)	18	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	(2)	(2)	(4)	57	(22)	35
Pension benefit plans:
Net (loss) gain	(6)	2	(4)	(102)	33	(69)	See (1) below
Effect of foreign exchange rates	38	(9)	29	—	—	—	See (1) below
Reclassifications to net income:
Amortization of prior service (benefit) cost	(3)	1	(2)	1	—	1	See (2) below
Amortization of loss	419	(149)	270	299	(103)	196	See (2) below
Curtailment loss	—	—	—	4	(1)	3	See (2) below
Settlement loss	9	(3)	6	2	—	2	See (2) below
Pension benefit plans, net	457	(158)	299	204	(71)	133
Other benefit plans:
Reclassifications to net income:
Amortization of prior service benefit	(104)	37	(67)	(106)	38	(68)	See (2) below
Amortization of loss	38	(13)	25	28	(9)	19	See (2) below
Other benefit plans, net	(66)	24	(42)	(78)	29	(49)
Other comprehensive (loss) income	$(603)	$(136)	$(739)	$52	$(64)	$(12)

[1]	These amounts represent changes in accumulated other comprehensive loss excluding changes due to reclassifying amounts to the interim Consolidated Income Statements.

[2]
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 13 for additional information.

[3]	The increase over prior year is driven by the strengthening USD against primarily the Euro and Brazilian real, and changes in certain foreign entity's functional currency as described in Note 1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2015
Balance January 1, 2015	$(1,016)	$(6)	$(7,949)	$262	$2	$(8,707)
Other comprehensive (loss) income before reclassifications	(992)	(11)	25	—	—	(978)
Amounts reclassified from accumulated other comprehensive loss	—	7	274	(42)	—	239
Balance June 30, 2015	$(2,008)	$(10)	$(7,650)	$220	$2	$(9,446)

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2014
Balance January 1, 2014	$(140)	$(48)	$(5,749)	$494	$2	$(5,441)
Other comprehensive (loss) income before reclassifications	(131)	16	(69)	—	—	(184)
Amounts reclassified from accumulated other comprehensive loss	—	19	202	(49)	—	172
Balance June 30, 2014	$(271)	$(13)	$(5,616)	$445	$2	$(5,453)

Note 12. Financial Instruments
Debt
The estimated fair value of the company's total debt, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2014 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $13,217 and $11,394 as of June 30, 2015 and December 31, 2014, respectively.

Cash Equivalents
The fair value of cash equivalents approximates its stated value.  The estimated fair value of the company's cash equivalents was determined using level 1 and level 2 inputs within the fair value hierarchy, as described in the company's 2014 Annual Report in Note 1, “Summary of Significant Accounting Policies.”  Level 1 measurements are based on observable net asset values and level 2 measurements are based on current interest rates for similar investments with comparable credit risk and time to maturity.  The company held $334 and $1,436 of money market funds (level 1 measurements) as of June 30, 2015 and December 31, 2014, respectively.  The company held $2,214 and $3,293 of other cash equivalents (level 2 measurements) as of June 30, 2015 and December 31, 2014, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$1,000
Foreign currency contracts	14	434
Commodity contracts	126	388
Derivatives not designated as hedging instruments:
Foreign currency contracts	9,015	10,586
Commodity contracts	17	166

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$(18)	$(13)	$(6)	$(48)
Additions and revaluations of derivatives designated as cash flow hedges	5	(8)	(11)	16
Clearance of hedge results to earnings	3	8	7	19
Ending balance	$(10)	$(13)	$(10)	$(13)

At June 30, 2015, an after-tax net loss of $3 is expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months.

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

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2015	December 31, 2014
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Accounts and notes receivable, net	$—	$1
Foreign currency contracts	Accounts and notes receivable, net	—	10
		—	11
Derivatives not designated as hedging instruments:
Foreign currency contracts[2]	Accounts and notes receivable, net	61	254

Total asset derivatives[3]		$61	$265
Cash collateral[1,2]	Other accrued liabilities	$4	$47

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$1	$10

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	54	62
Commodity contracts	Other accrued liabilities	1	1
		55	63
Total liability derivatives[3]		$56	$73

[1]	Cash collateral held as of June 30, 2015 and December 31, 2014 represents $0 and $6, respectively, related to interest rate swap derivatives designated as hedging instruments.

[2]	Cash collateral held as of June 30, 2015 and December 31, 2014 represents $4 and $41, respectively, related to foreign currency derivatives not designated as hedging instruments.

[3]	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $36 at June 30, 2015 and $67 at December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended June 30,	2015	2014	2015	2014	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$(6)	Interest expense
Cash flow hedges:
Foreign currency contracts	1	—	2	(1)	Net sales
Commodity contracts	7	(12)	(7)	(12)	Cost of goods sold
	8	(12)	(5)	(19)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(7)	(70)	Other income, net[3]
Foreign currency contracts	—	—	(3)	—	Net sales
Commodity contracts	—	—	3	(1)	Cost of goods sold
	—	—	(7)	(71)
Total derivatives	$8	$(12)	$(12)	$(90)

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Six Months Ended June 30,	2015	2014	2015	2014	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(1)	$(13)	Interest expense
Cash flow hedges:
Foreign currency contracts	(1)	(1)	10	(2)	Net sales
Commodity contracts	(13)	27	(22)	(29)	Cost of goods sold
	(14)	26	(13)	(44)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	261	(116)	Other income, net[3]
Foreign currency contracts	—	—	(3)	—	Net sales
Commodity contracts	—	—	5	(25)	Cost of goods sold
	—	—	263	(141)
Total derivatives	$(14)	$26	$250	$(185)

[1]	OCI is defined as other comprehensive income (loss).

[2]
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three and three and six months ended June 30, 2015 and 2014, there was no material ineffectiveness with regard to the company's cash flow hedges.

[3]
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $33 and $(39) for the three months ended June 30, 2015 and 2014, respectively, and $(171) and $(89) for the six months ended June 30, 2015 and 2014, respectively. See Note 4 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 13. Long-Term Employee Benefits
Pension Plans
In determining the U.S. pension plan 2015 net periodic benefit costs, the company updated the expected return on plan assets assumption from 8.75 percent to 8.50 percent.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$63	$60	$129	$120
Interest cost	272	293	545	585
Expected return on plan assets	(401)	(404)	(805)	(806)
Amortization of loss	210	150	419	299
Amortization of prior service (benefit) cost	(1)	—	(3)	1
Curtailment loss	—	4	—	4
Settlement loss	4	2	9	2
Net periodic benefit cost	$147	$105	$294	$205

Other Long-Term Employee Benefit Plans
The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$5	$5	$9	$9
Interest cost	27	30	55	61
Amortization of loss	19	14	38	28
Amortization of prior service benefit	(52)	(53)	(104)	(106)
Net periodic benefit cost	$(1)	$(4)	$(2)	$(8)

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

Three Months Ended June 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences		Nutrition & Health		Performance Chemicals		Performance Materials		Safety & Protection		Other		Total
2015
Segment sales	$3,218		$534		$288		$826		$1,502		$1,365		$925		$2		$8,660
Less: Transfers	—		6		3		—		28		27		1		—		65
Net sales	3,218		528		285		826		1,474		1,338		924		2		8,595
PTOI	774	[2]	104	[2]	49	[2]	99	[2]	54	[2,3]	309	[2]	308	[2,7]	(60)	[2]	1,637

2014
Segment sales	$3,615		$617		$317		$926		$1,696		$1,582		$1,029		$1		$9,783
Less: Transfers	5		4		4		—		48		15		1		—		77
Net sales	3,610		613		313		926		1,648		1,567		1,028		1		9,706
PTOI	789	[4]	21	[4]	57	[4]	97	[4]	232	[4]	665	[4,5]	178	[4]	(84)	[4]	1,955

Six Months Ended June 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences		Nutrition & Health		Performance Chemicals		Performance Materials		Safety & Protection		Other		Total
2015
Segment sales	$7,155		$1,055		$573		$1,639		$2,866		$2,776		$1,834		$3		$17,901
Less: Transfers	—		10		8		—		57		57		2		—		134
Net sales	7,155		1,045		565		1,639		2,809		2,719		1,832		3		17,767
PTOI	1,948	[2,6]	189	[2]	105	[2]	188	[2]	183	[2,3]	636	[2]	492	[2,7]	(163)	[2,8]	3,578

2014
Segment sales	$8,009		$1,197		$618		$1,787		$3,287		$3,116		$1,976		$2		$19,992
Less: Transfers	8		7		7		—		105		29		2		—		158
Net sales	8,001		1,190		611		1,787		3,182		3,087		1,974		2		19,834
PTOI	2,231	[4]	96	[4]	113	[4]	190	[4]	438	[4]	958	[4,5]	353	[4]	(176)	[4]	4,203

[1]
As of June 30, 2015, Agriculture net assets were $10,246, an increase of $3,551 from $6,695 at December 31, 2014. The increase was primarily due to higher trade receivables related to normal seasonality in the sales and cash collections cycle.

[2]
Included adjustments to the estimated costs associated with the 2014 restructuring program, recorded in employee separation / asset related charges, net. These adjustments were primarily due to lower than estimated individual severance costs and workforce reductions achieved through non-severance programs, partially offset by identification of additional projects in certain segments. There was no impact from these adjustments to the company's interim Consolidated Income Statements. The adjustments impacted segment results for the three months ended June 30, 2015 as follows: Agriculture - $(4) , Electronics & Communications - $11, Industrial Biosciences - $(1), Nutrition & Health - $(4), Performance Chemicals - $2, Performance Materials - $(2), and Safety & Protection $1, and Other - $(3). See Note 3 for additional information.

[3]
Included a $(61) restructuring charge recorded in employee separation / asset related charges, net, consisting of severance and related benefit costs in the Performance Chemicals segment to achieve fixed cost and operational productivity improvements for Chemours post-separation. See Note 3 for additional information.

[4]
Included a $(206) restructuring charge recorded in employee separation / asset related charges, net. The pre-tax charges by segment are: Agriculture - $(47) , Electronics & Communications - $(68) , Industrial Biosciences - $(2) , Nutrition & Health - $(8) , Performance Chemicals - $(19) , Performance Materials - $(29) , Safety & Protection - $(31), and Other - $(2). See Note 3 for additional information.

[5]	Included a gain of $391 recorded in other income, net associated with the sale of GLS/Vinyls. See Note 2 for additional information.

[6]
Included $35 of insurance recoveries recorded in other operating charges for recovery of costs for customer claims related to the use of the Imprelis® herbicide. See Note 10 for additional information.

[7]	Included a gain of $112, net of legal expenses, recorded in other income, net related to the company’s settlement of a legal claim.

[8]	Included a $(37) pre-tax impairment charge recorded in employee separation / asset related charges, net for a cost basis investment. See Note 3 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Reconciliation to Consolidated Income Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total segment PTOI	$1,637	$1,955	$3,578	$4,203
Non-operating pension and other postretirement employee benefit costs	(78)	(34)	(153)	(64)
Net exchange gains (losses)[3]	26	(109)	90	(205)
Corporate expenses[1]	(283)	(278)	(528)	(495)
Interest expense[2]	(127)	(94)	(211)	(197)
Income before income taxes	$1,175	$1,440	$2,776	$3,242

[1]
Included transaction costs associated with the separation of the Performance Chemicals segment of $(119) and $(35) in the three months ended June 30, 2015 and 2014, respectively, and $(200) and $(51) in the six months ended June 30, 2015 and 2014, respectively, which were recorded in other operating charges in the company's interim Consolidated Income Statements.

[2]
Included transaction costs of $(20) in the three months ended June 30, 2015, associated with the early retirement of debt exchanged for the notes received from Chemours in May 2015. These costs were recorded in interest expense, in the company's interim Consolidated Income Statements.

[3]
Included a charge of $(40) associated with remeasuring the company's Ukrainian hryvnia net monetary assets in the six months ended June 30, 2015, as well as a charge of $(58) associated with remeasuring the company's Venezuelan net monetary assets from the official exchange rate to the SICAD II exchange system in the three and six months ended June 30, 2014, which were recorded in other income, net in the company's interim Consolidated Income Statements. See Note 4 for additional information.

Note 15. Subsequent Events
Spin-off of The Chemours Company
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (Chemours). As a result, beginning in the third quarter of 2015, Chemours' historical financial results for periods prior to the Distribution Date will be reflected in DuPont's Consolidated Financial Statements as a discontinued operation. To effect the spin-off, DuPont distributed to its stockholders one share of Chemours common stock, par value $0.01 per share, for every five shares of DuPont common stock, par value $0.30 per share, (the Distribution) outstanding as of 5:00 p.m. June 23, 2015, the record date for the Distribution. In lieu of fractional shares of Chemours, stockholders of DuPont will receive cash, which generally will be taxable.

In the first quarter 2015, DuPont announced its intention to buy back shares of about $4,000 using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2,000 to be purchased and retired by December 31, 2015 with the remainder to be purchased and retired by December 31, 2016.

During the third quarter of 2015, the company expects to record a curtailment gain estimated to be $230 to $240 related to employees transferring to Chemours who will cease accruing benefits under DuPont retirement plans upon transfer coupled with the associated required remeasurement.  This gain will be reflected in income from discontinued operations of the company’s Consolidated Financial Results.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information was derived from the historical consolidated income statements of DuPont, which were prepared in accordance with GAAP. This unaudited pro forma financial information for the three and six months ended June 30, 2015 is presented as if the spin-off had occurred on January 1, 2015 and has been presented for illustrative and informational purposes only and is not intended to reflect or be indicative of DuPont's results of operations had the spin-off occurred as of the date presented, and should not be taken as representation of DuPont's future results of operations.

DuPont's current estimates on a discontinued operations basis are preliminary as the company finalizes discontinued operations accounting to be reported in the Quarterly Report on Form 10-Q for the three and nine month periods ending September 30, 2015 and the Annual Report on Form 10-K for the year ending December 31, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Unaudited Pro Forma Financial Information
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Historical DuPont (as reported)	Discontinued Operation - Performance Chemicals	Pro Forma DuPont Continuing Operations	Historical DuPont (as reported)	Discontinued Operation - Performance Chemicals	Pro Forma DuPont Continuing Operations
Net sales	$8,595	$1,474	$7,121	$17,767	$2,809	$14,958
Income from continuing operations before income taxes	1,175	(59)	1,234	2,776	(9)	2,785
Net income from continuing operations attributable to DuPont	940	(29)	969	1,971	(15)	1,986
Basic earnings per share of common stock from continuing operations	$1.04		$1.07	$2.17		$2.19
Diluted earnings per share of common stock from continuing operations	$1.03		$1.06	$2.15		$2.17

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements About Forward-Looking Statements
This report contains forward-looking statements which may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, regulatory approval, market position, anticipated benefits of recent acquisitions, timing of anticipated benefits from restructuring actions, outcome of contingencies, such as litigation and environmental matters, expenditures, segment outlooks and financial results, are forward-looking statements.

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

•	Ability to discover, develop and protect new technologies and enforce the company's intellectual property rights;

•	Successful integration of acquired businesses and separation of underperforming or non-strategic assets or businesses; and

•	Timely realization of the expected full benefits of the separation of the Performance Chemicals segment through the spin-off of The Chemours Company (Chemours).

For some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A of the company's 2014 Annual Report.

Recent Developments
Separation of Performance Chemicals
On July 1, 2015 (the Distribution Date), DuPont completed the separation of its Performance Chemicals segment though the spin-off of all of the issued and outstanding stock of Chemours. The company filed a Form 8-K (including pro forma financials) on July 8, 2015 in connection with the completion of the spin. Beginning in the third quarter of 2015, Chemours' financial results will be reflected in DuPont's Consolidated Financial Statements as a discontinued operation, along with comparative prior periods.

In connection with the spin-off, the company received a dividend from Chemours in May 2015 of $3,923 million comprised of a cash distribution of $3,416 million and a distribution in-kind of $507 million in the form of ten-year notes maturing in 2025 with a fixed interest rate of 7% (the Chemours Notes Received). DuPont will use the distribution proceeds to buy back shares of common stock. See Liquidity & Capital Resources for additional information.

Subsequent to June 30, 2015, DuPont anticipates it will incur additional transaction costs of approximately $130 million. These costs primarily relate to non-recurring professional fees associated with regulatory filings and separation activities within finance, legal and information system functions. The company expects a majority of the transaction costs to be incurred as of December 31, 2015.

Redesign Initiative
In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all businesses and functions. DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment. The company continues to make significant progress in this effort with cost savings of $0.10 per share and $0.20 per share in the three and six months ended June 30, 2015 and expected to increase to $0.40 per share for 2015. The company expects to yield savings on a run-rate basis of approximately $1 billion by the fourth quarter of 2015 and $1.3 billion by 2017.

Results of Operations
Overview
The following is a summary of the results of operations for the three months ended June 30, 2015:

•
Net Sales were $8.6 billion versus $9.7 billion in the same period last year, down 11 percent due to negative currency impact, the absence of sales from divested businesses, lower sales volume and local selling prices and product mix.

•
Total segment pre-tax operating income (PTOI) was $1.6 billion, 16 percent below $2.0 billion last year, principally due to the absence of a prior-year gain on the sale of Glass Laminating Solutions/Vinyls (GLS/Vinyls), the negative currency impact and a significant decline in Performance Chemicals PTOI, partially offset with productivity improvements, a pre-tax gain of $112 million related to the company’s settlement of a legal claim and lower restructuring charges.

•	Net Income was $940 million, 12 percent below $1,070 million, principally due to lower segment PTOI. Earnings per share were $1.03 verses $1.15 in the same period last year.

•	Cost savings from the strategic redesign of the company’s operating model improved earnings $0.10 per share.

The following is a summary of the results of operations for the six months ended June 30, 2015:

•
Net Sales were $17.8 billion versus $19.8 billion in the same period prior last year, down 10 percent due to negative currency impacts, lower sales volume and local selling prices, and the absence of sales from divested businesses.

•
Total segment PTOI was $3.6 billion, 15 percent below $4.2 billion last year, principally due to the absence of a prior-year gain on the sale of GLS/Vinyls, negative currency impact from a stronger U.S. dollar, and PTOI declines in Performance Chemicals and Agriculture partially offset with productivity improvements, a pre-tax gain of $112 million related to the company’s settlement of a legal claim and lower restructuring charges.

•	Net Income was $2.0 billion, 21 percent below $2.5 billion last year, principally due to lower segment PTOI. Earnings per share were $2.15 verses $2.70 in the same period last year.

•	Cost savings from the strategic redesign of the company’s operating model improved earnings $0.20 per share.

Net Sales
Net sales for the three months ended June 30, 2015 were $8.6 billion versus $9.7 billion in the prior year, an 11 percent decline, principally attributable to a 5 percent negative currency impact, largely from a weakness in the Euro, Russian ruble, Brazilian real and eastern European currencies; a 2 percent impact from absence of sales from divested businesses; 2 percent lower volume and 2 percent lower local prices. Higher prices in Agriculture were more than offset by lower prices in the other segments, principally Performance Chemicals. Lower volume primarily reflects a decline in Agriculture in the Americas. Total company sales in developing markets were $2.5 billion, down 11 percent, reflecting a 7 percent negative currency impact, largely due to weaker currencies in Eastern Europe and Latin America, and a combined 4 percent negative impact from lower local selling prices, volume, and absence of sales from divested businesses. Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

The tables below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended June 30, 2015		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2014	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$8.6	(11)	(2)	(5)	(2)	(2)
U.S. & Canada	4.3	(8)	(2)	(1)	(3)	(2)
Europe, Middle East & Africa (EMEA)	1.7	(18)	—	(17)	2	(3)
Asia Pacific	1.9	(10)	(2)	(2)	(3)	(3)
Latin America	0.7	(18)	—	(9)	(7)	(2)

Net sales for the six months ended June 30, 2015 were $17.8 billion, down 10 percent versus $19.8 billion in the prior year. Lower sales are attributable to a 5 percent negative currency impact, 2 percent lower volume, a 2 percent negative impact from absence of sales from divested businesses, and 1 percent lower local prices. Volume reflects declines in Agriculture and Electronics & Communications, partly offset with increases in Performance Materials and Industrial Biosciences. Agriculture prices were 2 percent higher, but were more than offset by lower prices in the other segments, principally Performance Chemicals. Total company sales in developing markets were $5.0 billion, down 13 percent versus $5.8 billion in the prior year, reflecting 8 percent negative currency impact, largely due to weaker currencies in Eastern Europe and Latin America, lower local selling prices, volume decline, and the absence of sales from divested businesses.

	Six Months Ended June 30, 2015		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2014	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$17.8	(10)	(1)	(5)	(2)	(2)
U.S. & Canada	8.6	(5)	(2)	—	(1)	(2)
Europe, Middle East & Africa (EMEA)	4.2	(18)	2	(17)	(1)	(2)
Asia Pacific	3.5	(8)	(2)	(3)	(1)	(2)
Latin America	1.5	(18)	(1)	(7)	(8)	(2)

Other Income, Net
Other income, net, totaled $283 million for the three months ended June 30, 2015, a decrease of $125 million compared to $408 million in the prior year primarily due to the absence of the $391 million gain related to the sale of GLS/Vinyls within the Performance Materials segment, offset by $112 million of income for a litigation claim settled in the second quarter of 2015 and an increase in pre-tax exchange gain (loss) of $135 million. The pre-tax exchange gain was driven by an $88 million adjustment for gains, attributable to the first quarter 2015, on foreign exchange contracts.  These contracts were used to align the hedge portfolio to the revised currency exposure of certain foreign entities associated with their change in functional currency during the first quarter of 2015 resulting from the Performance Chemicals separation, coupled with the company's redesign initiative. The impact of the adjustment was not material to either period.

For the six months ended June 30, 2015, other income, net, was $481 million compared to $425 million in the prior year, an increase of $56 million. The increase was primarily due to an increase in pre-tax exchange gains, which was driven by gains on foreign currency contracts due to strengthening of the U.S. dollar versus global currencies, as well as the $112 million of income for a litigation claim settlement in the second quarter of 2015, partially offset by the absence of the $391 million gain related to the sale of GLS/Vinyls within the Performance Materials segment.

Additional information related to the company's other income, net, is included in Note 4 to the interim Consolidated Financial Statements.

Cost of Goods Sold (COGS)
COGS totaled $5.3 billion in the second quarter 2015 versus $6.0 billion in the prior year, a 12 percent decrease principally due to the currency impact of a stronger U.S. dollar and divestitures. COGS as a percent of net sales decreased to 61 percent from 62 percent last year primarily due to improved productivity partially offset by the negative impact of currency which decreased sales by 5 percent and COGS by 4 percent.

COGS for the six months ended June 30, 2015 was $10.8 billion versus $12.0 billion in the prior year, a 10 percent decrease principally due to the currency impact of a stronger U.S. dollar and divestitures. COGS as a percent of net sales increased to 61 percent from 60 percent last year primarily due to the negative impact of currency which decreased sales by 5 percent and COGS by 4 percent, partially offset by improved productivity.

Other Operating Charges
Other operating charges were $349 million in the second quarter 2015, versus $300 million in the prior year, a 16 percent increase, primarily due to increased separation transaction costs.

For the six months ended June 30, 2015, other operating charges were $632 million versus $586 million in the prior year. The increase was primarily due to increased separation costs partially offset by insurance recoveries and lower project related costs.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $1.4 billion for the second quarter 2015 versus $1.5 billion in the prior year. Year-to-date SG&A totaled $2.7 billion versus $2.9 billion in the prior year. The decrease in both periods was primarily due to the strengthening of the U.S. dollar versus global currencies, cost savings from the company's operational redesign initiative, and lower selling and commission expense. SG&A was approximately 16 percent of net sales for the second quarter 2015 and 15 percent for 2014. SG&A was approximately 15 percent of net sales for the six months ended in 2015 and 2014.

Research and Development Expense (R&D)
R&D totaled $515 million and $545 million for the second quarter 2015 and 2014, respectively. The decrease was primarily due to the impact of currency, improved productivity and lower spend. R&D was approximately 6 percent of net sales for the second quarter 2015 and 2014.

R&D was relatively flat at $1.0 billion and $1.1 billion for the six months ended June 30, 2015 and 2014, respectively. For the six months ended in June 30, 2015, R&D is slightly less due to the impact of currency, improved productivity and lower spend. R&D was approximately 6 percent and 5 percent of net sales for the six months ended June 30, 2015 and 2014, respectively.

Interest Expense
Interest expense totaled $127 million in the second quarter 2015, compared to $94 million in 2014. For the six months ended June 30, 2015, interest expense was $211 million versus $197 million in the prior year. The increase in both periods was primarily due to higher borrowings for Chemours debt and the premium paid on the early retirement of DuPont debt. See Liquidity & Capital Resources for additional information.

Employee Separation / Asset Related Charges, Net
Employee separation / asset related charges, net totaled $61 million in the second quarter 2015, compared to $263 million in the prior year. In the second quarter 2015, a restructuring charge of $61 million was recorded in employee separation / asset related charges, net consisting of severance and related benefit costs in the Performance Chemicals segment to achieve fixed cost and operational productivity improvements for Chemours post-spin. In the second quarter 2014, $263 million was recorded for the 2014 restructuring program.

For the six months ended June 30, 2015, employee separation / asset related charges, net were $99 million, compared to $263 million in 2014. The six months ended June 30, 2015 included charges recorded in employee separation / asset related charges, net of $38 million in the first quarter related to cost investment impairments and $61 million consisting of severance and related benefit costs in the Performance Chemicals segment. The six months ended June 30, 2014 includes a charge of $263 million was recorded for the 2014 restructuring program.

See Note 3 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes
The company's effective tax rate for the second quarter 2015 was 19.6 percent as compared to 25.4 percent in 2014. The lower effective tax rate is primarily driven by the impact of the company’s higher exchange gains recognized for the second quarter of 2015 on the re-measurement of the net monetary asset positions which are often not taxable in their local jurisdictions. The unfavorable impact of the Venezuelan bolivar devaluation in 2014 also contributed to the decrease in the effective tax rate.

The company’s effective tax rate for the six months ended June 30, 2015 was 28.7 percent as compared to 22.3 percent in 2014. About 5 percent of the higher effective tax rate is driven by the impact of the company’s hedging program which is largely taxable in the U.S., whereas the offsetting exchange losses on the re-measurement of the net monetary asset positions are often not tax deductible in their local jurisdictions. Transaction costs related to the Performance Chemicals segment and geographic mix of earnings also contributed to the increase in the effective tax rate.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Outlook
In July 2015, the company revised its 2015 outlook to exclude the anticipated full-year earnings from the Performance Chemicals segment.  In addition, consistent with continuing weakness in global agricultural markets, the company is reducing expectations for the year in its Agriculture segment due to weaker demand in global crop protection markets, reduced expectations for corn area in Latin America, and lower than expected soybean volumes in North America.

Recent Accounting Pronouncements
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Summarized below are comments on individual segment sales and PTOI for the three and six month period ended June 30, 2015 compared with the same period in 2014. Segment PTOI is defined as income (loss) before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. All references to prices are based on local price unless otherwise specified. A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for the three and six month periods ended June 30, 2015 and 2014 is included in Note 14 to the interim Consolidated Financial Statements. See Note 3 to the interim Consolidated Financial Statements for information related to the 2014 restructuring plan and the Chemours restructuring program.

Segment PTOI includes certain items which management believes are significant to understanding the segment results discussed below. See Note 14 to the interim Consolidated Financial Statements and Note 21 to the Consolidated Financial Statements of the company’s 2014 annual report for details related to these items. These items are excluded from the 2015 segment outlooks below which discuss management’s current expectations for full-year 2015 segment sales and PTOI  compared to full-year 2014.
The following table summarizes second quarter and year-to-date 2015 segment sales and related variances versus prior year:

	Three Months Ended
	June 30, 2015		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2014	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$3.2	(11)	1	(5)	(6)	(1)
Electronics & Communications	0.5	(13)	(4)	(2)	(7)	—
Industrial Biosciences	0.3	(9)	(3)	(8)	2	—
Nutrition & Health	0.8	(11)	(1)	(9)	—	(1)
Performance Chemicals	1.5	(11)	(6)	(4)	—	(1)
Performance Materials	1.4	(14)	(4)	(7)	3	(6)
Safety & Protection	0.9	(10)	—	(5)	—	(5)

	Six Months Ended
	June 30, 2015		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2014	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$7.2	(11)	2	(7)	(5)	(1)
Electronics & Communications	1.1	(12)	(4)	(2)	(6)	—
Industrial Biosciences	0.6	(7)	(4)	(6)	3	—
Nutrition & Health	1.6	(8)	—	(8)	1	(1)
Performance Chemicals	2.9	(13)	(5)	(4)	(2)	(2)
Performance Materials	2.8	(11)	(3)	(6)	5	(7)
Safety & Protection	1.8	(7)	—	(5)	3	(5)

Agriculture - Second quarter 2015 segment sales of $3,218 million decreased $397 million, or 11 percent, driven by lower volumes and the negative impact of currency of $194 million, partially offset by higher local prices and improved mix of Pioneer's new corn hybrids and soybean varieties. Decreased volumes are due to reduced soybean seed sales, lower crop protection volumes, and reductions in global corn planted area. PTOI of $774 million decreased $15 million, or 2 percent, on lower sales and a $84 million negative currency impact, partially offset by improved productivity and disciplined cost actions and the absence of $47 million associated with the 2014 restructuring program in second quarter 2014. Second quarter 2015 PTOI included charges of $4 million associated with the 2014 restructuring program.

Year-to-date segment sales of $7,155 million decreased $854 million, or 11 percent on the negative impact of currency of $528 million and lower volumes, partially offset by improved mix of Pioneer's new corn hybrids and soybean varieties and pricing actions in Europe to mitigate the impact of a stronger U.S. dollar. Decreased volumes are due to reduced soybean sales, reductions in global corn planted area and the timing of seed shipments. PTOI of $1,948 million decreased $283 million or 13 percent on $290 million negative currency impact and lower sales partially offset by disciplined cost actions, increases in pricing from new product mix, insurance recoveries of $35 million for recovery of costs for customer claims related to the use of the Imprelis® herbicide and the absence of $47 million associated with the 2014 restructuring program in second quarter 2014. See Notes 10 to the interim Consolidated Financial Statements for more information related to the Imprelis® matter.

Outlook For the full year 2015, sales are expected to be in the high-single-digits percent lower with PTOI in the low-twenty percent range below 2014 due to the negative impact of currency and lower volumes, partially offset by pricing gains, productivity and disciplined cost management.

Electronics & Communications - Second quarter 2015 segment sales of $534 million decreased $83 million, or 13 percent due to competitive pressures impacting sales of Solamet® paste, lower pricing from the pass-through of lower metals prices and the negative impact of currency partially offset by volume growth in Tedlar® film in photovoltaics and products for the consumer electronics market. PTOI of $104 million increased $83 million due to productivity gains and the absence of $68 million associated with the 2014 restructuring program in second quarter 2014, partially offset by lower sales. Second quarter 2015 PTOI included $11 million benefit associated with the 2014 restructuring program.

Year-to-date segment sales of $1,055 million decreased $142 million, or 12 percent on lower volumes and reduced selling prices due to competitive pressures impacting sales of Solamet® paste, lower pricing from the pass-through of metals prices, and the negative impact of currency partially offset by increased volumes in Tedlar® film and products for the consumer electronics market. PTOI of $189 million increased $93 million or 97 percent driven by productivity gains and the absence of $68 million associated with the 2014 restructuring program in second quarter 2014, partially offset by the above mentioned competitive pressures and negative impact of currency.

Outlook For the full year 2015, sales are expected to be down high-single-digits percent on lower sales of Solamet® paste, lower metal prices and currency. PTOI is expected to increase in the low-single-digits percent as productivity gains will more than offset the negative impacts of currency.

Industrial Biosciences - Second quarter 2015 segment sales of $288 million decreased $29 million, or 9 percent driven by the negative impact of currency of $24 million, lower pricing, and lower biomaterials sales in U.S. residential home improvement markets, partially offset by volume growth in enzymes, principally for animal nutrition, health and personal care and food markets. PTOI of $49 million decreased $8 million, or 14 percent, on lower pricing and the negative impact of currency, partially offset by productivity improvements and increased enzyme demand. Second quarter 2015 and second quarter 2014 PTOI included charges of $1 million and $2 million, respectively, associated with the 2014 restructuring program.

Year-to-date segment sales of $573 million decreased $45 million, or 7 percent due to the negative impact of currency of $39 million and lower prices and lower demand for biomaterials, partially offset by enzyme volume growth discussed above. PTOI of $105 million decreased $8 million, or 7 percent driven by lower pricing and the negative impact of currency, partially offset with productivity gains and enzyme demand.

Outlook For the full year 2015, sales are expected to be down mid-single-digits percent due primarily to currency. PTOI is expected to be down low-single-digits percent as higher volumes, prices and improved mix will be more than offset by currency.

Nutrition & Health - Second quarter 2015 segment sales of $826 million decreased $100 million, or 11 percent, driven by the negative impact of currency of $83 million and the pass-through of lower soybean crush commodity prices. Volume growth in probiotics, texturants, cultures and ingredient systems was offset by lower volumes in specialty proteins. PTOI of $99 million increased $2 million, or 2 percent driven by productivity gains, mostly offset by the negative impact of currency of $12 million. Second quarter 2015 and second quarter 2014 PTOI included charges of $4 million and $8 million, respectively, associated with the 2014 restructuring program.

Year-to-date segment sales of $1,639 million decreased $148 million, or 8 percent, driven by the negative impact of currency of $151 million partially offset with volume growth. Volume growth in probiotics, texturants, cultures and ingredient systems was partially offset by lower volumes in specialty proteins. PTOI of $188 million decreased $2 million, or 1 percent driven by the negative impact of currency of $23 million, partially offset by volume and productivity gains.

Outlook For the full year 2015, sales are expected to be mid-single-digits percent lower as volume gains are more than offset by currency. PTOI is expected to be about flat as both product margin expansion and productivity gains are offset by currency.

Performance Chemicals - Second quarter 2015 segment sales of $1,502 million decreased $194 million, or 11 percent, and PTOI of $54 million decreased $178 million or 77 percent, driven by lower prices primarily for titanium dioxide, and the negative impact of currency of $68 million for segment sales and $43 million for PTOI. Titanium dioxide prices continue to be negatively impacted by strong regional competition. PTOI decline was partially offset by the absence of a $19 million charge associated with the 2014 restructuring program in second quarter 2014. The second quarter 2015 PTOI included a $61 million charge associated with the Chemours restructuring program and a $2 million benefit associated with the 2014 restructuring program.

Year-to-date 2015 segment sales of $2,866 million decreased $421 million, or 13 percent, and PTOI of $183 million decreased $255 million or 58 percent, driven by lower prices and volumes primarily for titanium dioxide, and the negative impact of currency of $124 million for segment sales and $71 million for PTOI.

Performance Materials - Second quarter 2015 segment sales of $1,365 million decreased $217 million, or 14 percent, driven by the negative impact of currency of $104 million, the portfolio changes from the sale of Glass Laminating Solutions/Vinyls (GLS/Vinyls) and lower ethylene pricing. Partially offsetting the declines are increased volumes of ethylene as prior year ethylene sales were constrained due to a scheduled outage at the Orange, Texas ethylene unit. Second quarter PTOI of $309 million decreased $356 million or 54 percent, driven by the absence of the $391 million pre-tax gain on the sale of GLS/Vinyls in the second quarter 2014 and the negative impact of currency of $42 million, partially offset by lower product costs, productivity and ethylene volume growth. Second quarter 2015 and 2014 PTOI included a charge of $2 million and $29 million, respectively, associated with the 2014 restructuring plan.

Year-to-date 2015 segment sales of $2,776 million decreased $340 million, or 11 percent, driven by the portfolio changes from the sale of GLS/Vinyls, the negative impact of currency of $180 million and lower ethylene pricing. Partially offsetting the declines are increased volumes of ethylene as prior year ethylene sales were constrained in advance of a scheduled outage at the Orange, Texas ethylene unit. PTOI of $636 million decreased $322 million or 34 percent, driven by the absence of the $391 million pre-tax gain on the sale of GLS/Vinyls in the second quarter 2014 and the negative impact of currency of $66 million, partially offset by volume growth of ethylene and lower product costs.

Outlook For the full year 2015, sales are expected to be down about 10 percent due primarily to currency, portfolio changes from the sale of GLS/Vinyls, and lower ethylene prices. PTOI is expected to be down mid-single-digits percent as volume growth is more than offset by the negative impacts from currency and portfolio changes.

Safety & Protection - Second quarter 2015 segment sales of $925 million decreased $104 million or 10 percent due to the portfolio impact of the Sontara® divestiture and the negative impact of currency of $47 million. Increased demand for Tyvek® protective material, including medical packaging and protective garments, was offset by lower demand, particularly in the oil and gas industry, impacting Nomex® thermal resistant fiber and Sustainable Solutions offerings. PTOI of $308 million increased $130 million or 73 percent, driven by a pre-tax gain of $112 million, net of legal expenses, recorded in other income, net related to the company’s settlement of a legal claim. In addition, PTOI includes the negative impact of currency of $20 million and higher costs associated with the first quarter outage at the Chambers Works facility in New Jersey that were offset by productivity improvements and the absence of a $31 million charge associated with the 2014 restructuring program in second quarter 2014. The second quarter 2015 PTOI included a $1 million benefit associated with the 2014 restructuring program.

Year-to-date 2015 segment sales of $1,834 million decreased $142 million or 7 percent due to the portfolio impact of the Sontara® divestiture and the negative impact of currency of $85 million partially offset by volume growth driven by increased demand for Tyvek® protective material. PTOI of $492 million increased $139 million or 39 percent, driven by a pre-tax gain of $112 million, net of legal expenses, recorded in other income, net related to the company’s settlement of a legal claim. In addition, PTOI includes the negative impact of currency of $35 million and higher costs associated with the first quarter outage at the Chambers Works facility in New Jersey offset by productivity improvements and the absence of a $31 million charge associated with the 2014 restructuring program in second quarter 2014.

Outlook For the full year 2015, sales are expected to be down in the low-single-digits percent range as volume growth in Tyvek®, Nomex®, and Kevlar® high-strength materials will be more than offset by the negative impacts of currency and portfolio changes from the Sontara® divestiture. PTOI is expected to increase low-single-digits percent range due to volume growth and productivity.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2014 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the six months ended June 30, 2015.

(Dollars in millions)	June 30, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$5,302	$7,034
Total debt	12,735	10,656

Total debt as of June 30, 2015 was $12.7 billion, a $2.0 billion increase from $10.7 billion as of December 31, 2014. The increase in total debt is primarily due to the debt issued by Chemours. These Chemours arrangements were offset by a $488 million debt exchange, in which the company retired $152 million of 1.95% notes, $277 million of 2.75% notes, and $59 million of 5.25% notes all due in 2016. The company paid a premium of $20 million in connection with the early retirement of the $488 million of 2016 notes. The company's debt was also reduced due to the pay down of maturing debt.

In connection with the separation, the company received dividend proceeds from Chemours in May 2015 of $3,923 million comprised of a cash distribution of $3,416 million and a distribution in-kind of $507 million in the form of ten-year notes maturing in 2025 with a fixed interest rate of 7%. Chemours financed the dividend payment through issuance of approximately $4,000 million of debt comprised of $1,500 million aggregate principal amount of borrowing under a senior secured term loan facility with variable interest rates and a term of seven years, $1,350 million of 6.625% senior unsecured notes due 2023, $750 million of 7% senior unsecured notes due 2025 and €360 million of 6.125% senior unsecured notes due 2023. Since at June 30, 2015, Chemours was a wholly-owned, consolidated subsidiary of the company, DuPont’s Condensed Consolidated Balance Sheet for the period ended June 30, 2015 includes Chemours’ Debt. The transfer of the liability associated with Chemours’ Debt, as well as all other assets and liabilities transferred to Chemours, will be reflected in DuPont’s financial statements in the third quarter of 2015.

The company's cash, cash equivalents and marketable securities at June 30, 2015 and December 31, 2014 are $5.3 billion and $7.0 billion, respectively. The $1.7 billion decrease was primarily due to cash used to fund normal working capital needs, payments of the shareholder dividends, as well as debt retirement, partially offset by cash received from issuance of Chemours debt.

Summary of Cash Flows
Cash used for operating activities was $2.0 billion for the six months ended June 30, 2015, essentially equal to the same period last year. The decline in net income coupled with higher income tax payments was offset by various working capital benefits.

Cash used for investing activities was $1.0 billion for the six months ended June 30, 2015 compared to $0.2 billion for the same period last year. The $0.8 billion increase in cash used for investing activities was primarily due to the absence of proceeds from the sale of the GLS/Vinyls business which occurred in 2014 coupled with an increase in investment in short-term financial instruments partially offset by an increase in cash settlements from foreign currency contracts. Purchases of property, plant and equipment increased by $0.2 billion primarily due to an adjustment to reflect these purchases on a cash basis. The impact of the adjustment was not material to prior periods.

Cash provided by financing activities was $1.0 billion for the six months ended June 30, 2015 compared to $2.4 billion of cash used for financing activities for the same period last year. The $3.4 billion increase in cash provided by financing activities was due primarily to Chemours borrowings coupled with lower repurchase of common stock.

Dividends paid to shareholders during the six months ended June 30, 2015 totaled $0.9 billion. In July 2015, the Board of Directors declared a third quarter common stock dividend of $0.38 per share. The company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan. During the three and six months ended June, 30, 2015, the company purchased and retired 1.0 million and 4.6 million shares, respectively, in the open market which offset the dilution from employee compensation plans in the first and second quarter 2015. As of June 30, 2015, the company has purchased 34.7 million shares at a total cost of $2.4 billion under the plan. There is no required completion date for the remaining stock purchases.

In the first quarter 2015, DuPont announced its intention to buy back shares of about $4 billion using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2 billion to be purchased and retired by December 31, 2015 with the remainder to be purchased and retired by December 31, 2016. The company expects to use an accelerated share repurchase plan in connection with the $2 billion buyback by year end.

See Part II, Item 2 and Note 11 to the interim Consolidated Financial Statements for additional information.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company's 2014 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off- Balance Sheet Arrangements, and Note 10 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2014 can be found in the company's 2014 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements. The company's long-term debt obligations at June 30, 2015 increased by $3.7 billion versus prior year end primarily due to $3.9 billion associated with the debt issued by Chemours. See Note 9 to the interim Consolidated Financial Statements and Liquidity & Capital Resources for additional information.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 12, “Financial Instruments”, to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the company's 2014 Annual Report for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of June 30, 2015, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

Imprelis® Herbicide Claims Process
Information related to this matter is included in Note 10 to the interim Consolidated Financial Statements under the heading Imprelis®.

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

LaPorte Plant, LaPorte, Texas - Crop Protection
On November 15, 2014 there was a release of methyl mercaptan at the company’s LaPorte facility.  The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont is continuing its investigation into the incident. Several governmental agencies also are conducting their own investigations. DuPont is cooperating with these agency reviews. In May, 2015, the Occupational Safety & Health Administration (OSHA) cited the company for eight serious and one repeat violation with an associated penalty of $99,000. The company is contesting OSHA’s findings.

LaPorte Plant, LaPorte, Texas - OSHA Process Safety Management (PSM) Audit
In 2015, OSHA conducted a PSM audit of the Crop Protection and Fluoroproducts units at the LaPorte Plant. In July, 2015, OSHA cited the company for three willful, one repeat and four serious PSM violations and placed the company in its Severe Violator Enforcement Program. OSHA has proposed a penalty of $273,000. The company is contesting OSHA’s findings.

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

In April and May 2015, the company purchased and retired 0.3 million and 0.7 million shares, respectively, in the open market under the $5 billion share buyback plan.

See Part I, Item 2 on page 37 of this report and Note 11 to the interim Consolidated Financial Statements for additional information.

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended June 30, 2015:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
April:
Open Market Purchases	293,840	$73.60	293,840
May:
Open Market Purchases	700,000	$70.32	700,000
Total	993,840		993,840	$2,647

[1]	Represents approximate value of shares that may yet be purchased under the 2014 plan.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	July 28, 2015

By:	/s/ Nicholas C. Fanandakis

Nicholas C. Fanandakis
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K (Commission file number 1-815) dated June 1, 2015).

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

10.3*	Company’s Pension Restoration Plan, as last amended effective June 29, 2015.

10.4*	Company’s Rules for Lump Sum Payments, as last amended effective May 15, 2014.

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

10.14*
Consulting Agreement dated October 22, 2014, by and between E.I. du Pont de Nemours and Company and Thomas M. Connelly (incorporated by reference to Exhibit 10.4 to the company's Quarterly Report on 10-Q (Commission file number 1-815) for the period ended September 30, 2014).

10.15*
Form of 2015 Award Terms under the Company's Equity and Incentive Plan (incorporated by reference to Exhibit 10.14 to the company's Quarterly Report on 10-Q (Commission file number 1-815) for the period ended March 31, 2015).

10.16**
Separation Agreement by and between the Company and The Chemours Company (incorporated by reference to reference to Exhibit 2.1 to the company’s Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.17
Tax Matters Agreement by and between the Company and The Chemours Company (incorporated by reference to reference to Exhibit 2.2 to the company’s Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

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
**DuPont hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.