Form 10-Q
period 2015-09-30
DUPONT E I DE NEMOURS & CO
filed 2015-10-27
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

The Registrant had 876,407,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at October 15, 2015.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$4,873	$5,905	$19,831	$22,557
Other income, net	98	364	552	749
Total	4,971	6,269	20,383	23,306
Cost of goods sold	3,084	3,698	11,703	13,350
Other operating charges	91	201	413	609
Selling, general and administrative expenses	1,046	1,157	3,540	3,833
Research and development expense	441	486	1,415	1,491
Interest expense	82	93	260	290
Employee separation / asset related charges, net	—	—	40	244
Total	4,744	5,635	17,371	19,817
Income from continuing operations before income taxes	227	634	3,012	3,489
Provision for income taxes on continuing operations	96	303	886	921
Income from continuing operations after taxes	131	331	2,126	2,568
Income from discontinued operations after taxes	104	103	89	385
Net income	235	434	2,215	2,953
Less: Net income attributable to noncontrolling interests	—	1	9	11
Net income attributable to DuPont	$235	$433	$2,206	$2,942
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$0.14	$0.36	$2.34	$2.78
Basic earnings per share of common stock from discontinued operations	0.12	0.11	0.10	0.42
Basic earnings per share of common stock	$0.26	$0.47	$2.44	$3.20
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$0.14	$0.36	$2.33	$2.76
Diluted earnings per shares of common stock from discontinued operations	0.12	0.11	0.10	0.42
Diluted earnings per share of common stock	$0.26	$0.47	$2.43	$3.17
Dividends per share of common stock	$0.38	$0.47	$1.34	$1.37

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$235	$434	$2,215	$2,953
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	(125)	(428)	(1,405)	(559)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(22)	(3)	(36)	23
Clearance of hedge results to earnings	—	(2)	12	29
Net revaluation and clearance of cash flow hedges to earnings	(22)	(5)	(24)	52
Pension benefit plans:
Net gain (loss)	634	(5)	628	(107)
Prior service cost	—	(1)	—	(1)
Effect of foreign exchange rates	54	—	92	—
Reclassifications to net income:
Amortization of prior service (benefit) cost	(3)	1	(6)	2
Amortization of loss	172	151	591	450
Curtailment gain / settlement loss	37	2	46	8
Pension benefit plans, net	894	148	1,351	352
Other benefit plans:
Net loss	(73)	(33)	(73)	(33)
Prior service benefit	—	50	—	50
Effect of foreign exchange rates	(1)	—	(1)	—
Reclassifications to net income:
Amortization of prior service benefit	(39)	(54)	(143)	(160)
Amortization of loss	20	15	58	43
Curtailment gain	(274)	—	(274)	—
Other benefit plans, net	(367)	(22)	(433)	(100)
Other comprehensive income (loss), before tax	380	(307)	(511)	(255)
Income tax expense related to items of other comprehensive income	(176)	(28)	(312)	(92)
Other comprehensive income (loss), net of tax	204	(335)	(823)	(347)
Comprehensive income	439	99	1,392	2,606
Less: Comprehensive income attributable to noncontrolling interests	—	1	9	11
Comprehensive income attributable to DuPont	$439	$98	$1,383	$2,595

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$3,324	$6,910
Marketable securities	406	124
Accounts and notes receivable, net	6,656	5,238
Inventories	5,888	6,787
Prepaid expenses	287	264
Deferred income taxes	485	532
Assets of discontinued operations	—	6,227
Total current assets	17,046	26,082
Property, plant and equipment, net of accumulated depreciation (September 30, 2015 - $14,297; December 31, 2014 - $13,765)	9,769	10,008
Goodwill	4,249	4,332
Other intangible assets	4,214	4,569
Investment in affiliates	712	762
Deferred income taxes	3,252	3,734
Other assets	1,060	1,003
Total	$40,302	$50,490
Liabilities and Equity
Current liabilities
Accounts payable	$2,830	$3,786
Short-term borrowings and capital lease obligations	1,781	1,422
Income taxes	569	534
Other accrued liabilities	3,174	5,596
Liabilities of discontinued operations	—	2,467
Total current liabilities	8,354	13,805
Long-term borrowings and capital lease obligations	8,155	9,233
Other liabilities	12,212	13,615
Deferred income taxes	359	459
Total liabilities	29,080	37,112
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at September 30, 2015 - 963,347,000; December 31, 2014 - 992,020,000	289	298
Additional paid-in capital	10,678	11,174
Reinvested earnings	15,441	16,894
Accumulated other comprehensive loss	(8,911)	(8,556)
Common stock held in treasury, at cost (87,041,000 shares at September 30, 2015 and December 31, 2014)	(6,727)	(6,727)
Total DuPont stockholders’ equity	11,007	13,320
Noncontrolling interests	215	58
Total equity	11,222	13,378
Total	$40,302	$50,490

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net income	$2,215	$2,953
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	856	944
Amortization of intangible assets	307	294
Net periodic pension benefit cost	445	305
Contributions to pension plans	(260)	(231)
Gain on sale of businesses	(48)	(418)
Other operating activities - net	89	272
Change in operating assets and liabilities - net	(5,449)	(5,921)
Cash used for operating activities	(1,845)	(1,802)
Investing activities
Purchases of property, plant and equipment	(1,291)	(1,311)
Investments in affiliates	(59)	(37)
Payments for businesses - net of cash acquired	(77)	—
Proceeds from sales of businesses - net	61	727
Proceeds from sales of assets - net	18	29
Purchases of short-term financial instruments	(928)	(853)
Proceeds from maturities and sales of short-term financial instruments	676	431
Foreign currency exchange contract settlements	543	97
Other investing activities - net	12	197
Cash used for investing activities	(1,045)	(720)
Financing activities
Dividends paid to stockholders	(1,210)	(1,268)
Net increase in short-term (less than 90 days) borrowings	1,161	2,416
Long-term and other borrowings:
Receipts	3,630	96
Payments	(1,529)	(1,763)
Prepayments / repurchase of common stock	(2,353)	(2,000)
Proceeds from exercise of stock options	208	285
Cash transferred to Chemours at spin-off	(250)	—
Other financing activities - net	(87)	1
Cash used for financing activities	(430)	(2,233)
Effect of exchange rate changes on cash	(266)	(204)
Decrease in cash and cash equivalents	$(3,586)	$(4,959)
Cash and cash equivalents at beginning of period	6,910	8,941
Cash and cash equivalents at end of period	$3,324	$3,982

See Notes to the Consolidated Financial Statements beginning on page 7.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1.  Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2014, collectively referred to as the “2014 Annual Report”.  The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities (VIEs) for which DuPont is the primary beneficiary.

Basis of Presentation
Certain reclassifications of prior year's data have been made to conform to current year's presentation. On July 1, 2015, the company completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (Chemours). In accordance with GAAP, the financial position and results of operations of the Performance Chemicals segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The cash flows and comprehensive income related to the Performance Chemicals segment have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. Amounts related to the Performance Chemicals segment are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 2 for additional information.

The company revised accumulated other comprehensive loss at January 1, 2013 to adjust for currency translation of $97 and pension settlement charges of $54 that should have been recorded in prior years. The revision resulted in a $151 decrease in accumulated other comprehensive loss with a corresponding reduction in reinvested earnings. The currency translation was related to an adjustment to the exchange rates used by a foreign subsidiary in the translation of the financial statements to U.S. dollar (USD) in prior years. See further discussion of the pension settlement charges in Note 13. The impact of these adjustments is not material to the company’s current or previously issued financial statements.
The company’s cost structure is being impacted by the global, multi-year initiative to redesign its global organization and operating model to improve productivity and agility across all businesses and functions. Effective December 31, 2014, in order to better align to the transforming company’s organization and resulting cost structure, certain costs were reclassified from other operating charges to selling, general and administrative expenses. Prior year data have been reclassified to conform to current year presentation. Other operating charges primarily include, costs associated with the Performance Chemical separation, product claim charges and non-capitalizable costs associated with capital projects. Selling, general and administrative expense primarily includes selling and marketing expenses, commissions, functional costs, and business management expenses. Cost of goods sold primarily includes the cost of manufacture and delivery, ingredients or raw materials, direct salaries, wages and benefits and overhead.

Foreign Currency Translation
The company's worldwide operations utilize the USD or local currency as the functional currency, where applicable. The company identifies its separate and distinct foreign entities and groups the foreign entities into two categories: 1) extension of the parent (USD functional currency) and 2) self-contained (local functional currency). If a foreign entity does not clearly align with either category, factors are evaluated and a judgment is made to determine the functional currency.

For foreign entities where the USD is the functional currency, all foreign currency-denominated asset and liability amounts are re-measured into USD at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, goodwill and other intangible assets, which are re-measured at historical rates. Foreign currency income and expenses are re-measured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts re-measured at historical exchange rates. Exchange gains and losses arising from re-measurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

For foreign entities where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive loss in equity. Assets and liabilities denominated in other than the local currency are re-measured into the local currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into USD at average exchange rates in effect during the period.

The company changes the functional currency of its separate and distinct foreign entities only when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. As a result of the separation of its Performance Chemicals segment, coupled with the company’s ongoing redesign initiative, the functional currency at certain of the company’s foreign entities is being re-evaluated which, in some cases, has resulted in a change in the foreign entities’ functional currency.

Venezuelan Foreign Currency
Venezuela is considered a highly inflationary economy under GAAP and the USD is the functional currency for the company's subsidiaries in Venezuela. The official exchange rate continues to be set through the National Center for Foreign Commerce (CENCOEX, previously CADIVI). Based on its evaluation of the restrictions and limitations affecting the availability of specific exchange rate mechanisms, management concluded in the second quarter of 2014 that the Alternative Currency Exchange System (SICAD 2) auction process would be the most likely mechanism available. As a result, in the second quarter of 2014, the company changed from the official exchange rate to the SICAD 2 exchange rate, which resulted in a charge of $58 recorded within other income, net in the company's interim Consolidated Income Statements for the nine months ended September 30, 2014.

During the first quarter of 2015, the Venezuelan government enacted additional changes to the country’s foreign exchange systems including the introduction of the SIMADI (Foreign Exchange Marginal System) auction process. Management has concluded that the SIMADI auction process would be the most likely exchange mechanism available. As a result, effective in the first quarter of 2015, the company changed from the SICAD 2 to the SIMADI exchange rate, to re-measure its Bolivar Fuertes (VEF) denominated net monetary assets which resulted in a charge of $3 recorded within other income, net in the company's interim Consolidated Income Statements for the nine months ended September 30, 2015. The remaining net monetary assets and non-monetary assets are immaterial at September 30, 2015.

Recent Accounting Pronouncements
Accounting Pronouncements Implemented in 2015
In April 2014, the FASB issued authoritative guidance amending existing requirements for reporting discontinued operations.  Under the new guidance, discontinued operations reporting is limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within those years. The company adopted this standard on January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of disposal transactions after adoption may be different than under previous standards.

New Accounting Pronouncements to be Implemented
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share or its Equivalent. This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented and early adoption is permissible. The company anticipates that this guidance will only impact disclosure and will not impact the company's financial position or results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810), Amendments to the Consolidation Analysis. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity also may apply the amendments retrospectively. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 2. Divestitures and Other Transactions
Performance Chemicals
On July 1, 2015 (the Distribution Date), DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of Chemours (the Separation). To effect the spin-off, DuPont distributed to its stockholders one share of Chemours common stock, par value $0.01 per share, for every five shares of DuPont common stock, par value $0.30 per share, (the Distribution) outstanding as of 5:00 p.m. June 23, 2015, the record date for the Distribution. In lieu of fractional shares of Chemours, stockholders of DuPont received cash, which generally was taxable. In connection with the  Separation, the company and Chemours entered into a Separation Agreement and a Tax Matters Agreement, discussed below, and certain ancillary agreements, including an employee matters agreement, agreements related to transition and site services,  and intellectual property cross licensing arrangements. In addition, the companies have entered into certain supply agreements.
Separation Agreement
The company and Chemours entered into a Separation Agreement that sets forth, among other things, the agreements between the company and Chemours regarding the principal transactions necessary to effect the Separation and also sets forth ancillary agreements that govern certain aspects of the company’s relationship with Chemours after the separation. Among other matters, the Separation Agreement and the ancillary agreements provide for the allocation between DuPont and Chemours of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the completion of the Separation.

Pursuant to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. At September 30, 2015, the indemnified assets are $100 within accounts and notes receivable, net and $400 within other assets offset by the corresponding liabilities of $100 within other accrued liabilities and $400 within other liabilities.

Tax Matters Agreement
The company and Chemours entered into a Tax Matters Agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In general, under the agreement, the company is responsible for any U.S. federal, state and local taxes (and any related interest, penalties or audit adjustments) reportable on a consolidated, combined or unitary return that includes the company or any of its subsidiaries (and Chemours and/or any of its subsidiaries) for any periods or portions thereof ending on or prior to the date of the Separation and Chemours is responsible for any U.S. federal, state, local and foreign taxes (and any related interest, penalties or audit adjustments) that are imposed on Chemours and/or any of its subsidiaries for all tax periods, whether before or after the date of the distribution. Neither party’s obligations under the agreement are limited in amount or subject to any cap. Additionally, Chemours generally agrees to indemnify DuPont and its affiliates against any and all tax-related liabilities incurred by them relating to the distribution and certain other aspects of the separation to the extent caused by an acquisition of Chemours’ stock or assets or by certain other action undertaken by Chemours.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The results of operations of the Performance Chemicals segment are presented as discontinued operations as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$—	$1,606	$2,810	$4,788
Other income, net	—	(7)	27	33
Total	—	1,599	2,837	4,821
Cost of goods sold	—	1,183	2,215	3,530
Other operating charges	59	122	369	300
Selling, general and administrative expenses	(277)	114	(87)	347
Research and development expense	—	28	40	86
Interest expense	—	—	32	—
Employee separation / asset related charges, net	—	—	59	19
Total	(218)	1,447	2,628	4,282
Income from discontinued operations before taxes	218	152	209	539
Provision for income taxes	108	49	114	154
Income from discontinued operations after taxes	$110	$103	$95	$385

As a result of the separation, the company recorded an other long-term employee benefit plan curtailment gain of $274 and re-measured the associated plans as of July 1, 2015. The company also recorded a pension curtailment gain of $7 and re-measured the principal U.S. pension plan as of July 1, 2015. See Note 13 for further discussion.
During the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, the company incurred $68 and $289, and $61 and $112 of costs, respectively, in connection with the transaction primarily related to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions. Income from discontinued operations during the three and nine months ended September 30, 2015, and the three and nine months ended September 30, 2014, includes $59 and $243, and $51 and $95 of these costs, respectively. Income from continuing operations during the three and nine months ended September 30, 2015, and the three and nine months ended September 30, 2014, includes $9 and $26, and $10 and $17 of these costs, respectively, recorded in other operating charges in the company's interim Consolidated Income Statements. Income from continuing operations during the nine months ended September 30, 2015 also included $20 of transaction costs incurred for a premium associated with the early retirement of DuPont debt. The company exchanged notes received from Chemours in May 2015 (as part of a dividend payment) for DuPont debt that it then retired. These costs were reported in interest expense in the company's interim Consolidated Income Statements.
Income from discontinued operations during the nine months ended September 30, 2015, included a restructuring charge of $59, consisting of severance and related benefit costs associated with the Performance Chemicals segment to achieve fixed cost and operational productivity improvements for Chemours post-spin.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The carrying amount of the major classes of assets and liabilities classified as assets and liabilities of discontinued operations at December 31, 2014 related to Performance Chemicals consisted of the following:

December 31, 2014
Accounts and notes receivable, net	$887
Inventories	1,054
Prepaid expenses	15
Deferred income taxes - current	53
Property, plant and equipment, net of accumulated depreciation	3,378
Goodwill	197
Other intangible assets	11
Investment in affiliates	124
Deferred income taxes - noncurrent	42
Other assets - noncurrent	466
Total assets of discontinued operations	$6,227
Accounts payable	1,036
Income taxes	9
Other accrued liabilities	373
Other liabilities - noncurrent	616
Deferred income taxes - noncurrent	433
Total liabilities of discontinued operations	$2,467

In connection with the spin-off, the company received a dividend from Chemours in May 2015 of $3,923 comprised of a cash distribution of $3,416 and a distribution in-kind of $507 of 7% senior unsecured notes due 2025 (Chemours Notes Received). Chemours financed the dividend payment through issuance of approximately $4,000 of debt, including the Chemours' Notes Received (Chemours' Debt). Net assets of $415 were transferred to Chemours on July 1, 2015, including the $4,000 of Chemours' Debt. In addition, approximately $468 of accumulated other comprehensive loss, net of income taxes, primarily related to pension and other long-term employee benefit plans, as well as cumulative translation adjustment was transferred to Chemours. This resulted in a $883 reduction to reinvested earnings. Cash, working capital and other accounts will be reconciled with Chemours and the net amount due to DuPont will be settled pursuant to the Separation Agreement.
The following table presents depreciation, amortization and purchases of property, plant and equipment of the discontinued operations related to Performance Chemicals:

	Nine Months Ended
	September 30,
	2015	2014
Depreciation	$126	$186
Amortization of intangible assets	2	2
Purchases of property, plant and equipment	235	350

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 3. Employee Separation / Asset Related Charges, Net
2014 Restructuring Program
At September 30, 2015, total liabilities related to the 2014 restructuring program were $139. A complete discussion of restructuring initiatives is included in the company's 2014 Annual Report in Note 3, "Employee Separation / Asset Related Charges, Net."

Account balances and activity related to the 2014 restructuring program are summarized below:

	Employee Separation Costs	Other Non-Personnel Charges [1]	Total
Balance at December 31, 2014	$264	$4	$268
Payments	(117)	(1)	(118)
Net translation adjustment	(9)	—	(9)
Other adjustments	(2)	—	(2)
Balance as of September 30, 2015	$136	$3	$139

[1]	Other non-personnel charges consist of contractual obligation costs.

During the nine months ended September 30, 2015, the company recorded adjustments to the estimated costs associated with the 2014 restructuring program in employee separation / asset related charges, net in the company's interim Consolidated Income Statements. This was primarily due to the identification of additional projects in certain segments, offset by lower than estimated individual severance costs and workforce reductions achieved through non-severance programs. The adjustments impacted segment results for the nine months ended September 30, 2015 as follows: Agriculture - $(4), Electronics & Communications - $11, Industrial Biosciences - $(1), Nutrition & Health - $(4), Performance Materials - $(2), Safety & Protection $1, and Other - $(3).

During the nine months ended September 30, 2014, a pre-tax charge of $244 was recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statements. The charge consisted of $150 employee separation costs, $3 of other non-personnel charges and $91 of asset shut down costs. The charge impacted segment results for year-to-date 2014 as follows: Agriculture - $47, Electronics & Communications - $68, Industrial Biosciences - $2, Nutrition & Health - $8, Performance Materials - $29 Safety & Protection - $31, Other - $2, as well as Corporate expenses - $57.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 4.  Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Royalty income	$27	$34	$91	$99
Interest income	33	33	98	103
Equity in earnings of affiliates, net	1	1	19	8
Net gain on sales of businesses and other assets	43	27	74	428
Net exchange (losses) gains[1]	(36)	250	54	44
Miscellaneous income and expenses, net [2]	30	19	216	67
Other income, net	$98	$364	$552	$749

[1]
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for income taxes on the company's interim Consolidated Income Statements. Refer to Note 5 for discussion of the tax impacts related to this program. The $54 net exchange gain for the nine months ended September 30, 2015, includes a net $(35) pre-tax exchange loss associated with the devaluation of the Ukrainian hryvnia. The $44 net exchange gain for the nine months ended September 30, 2014, includes $(58), $(46) and $(14) exchange losses, associated with the devaluation of the Venezuela bolivar, Ukrainian hryvnia, and Argentinian peso, respectively.

[2]	Miscellaneous income and expenses, net, includes interest items, certain insurance recoveries and litigation settlements and other items.

Note 5.  Income Taxes
In the third quarter 2015, the company recorded a tax provision on continuing operations of $96, including $4 of tax benefit associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and gains or losses on foreign currency contracts. The company recorded pre-tax exchange losses in the third quarter 2015, including the re-measurement of the net monetary asset positions as well as the impacts of hedging, of $36. The third quarter 2015 tax provision also included a $17 tax benefit associated with a foreign tax court decision.

Year to date 2015, the company recorded a tax provision on continuing operations of $886, including $176 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and gains or losses on foreign currency contracts. The company recorded pre-tax exchange gains year-to-date 2015, including the re-measurement of the net monetary asset positions as well as the impacts of hedging, of $54.

In the third quarter 2014, the company recorded a tax provision on continuing operations of $303, including $258 of tax expense, primarily associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and gains or losses on foreign currency contracts. The company recorded pre-tax exchange gains in the third quarter 2014, including the re-measurement of the net monetary asset positions as well as the impacts of hedging, of $250.

Year to date 2014, the company recorded a tax provision on continuing operations of $921, including $233 of tax expense, primarily associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and gain or losses on foreign currency contracts. The company recorded pre-tax exchange gains year-to-date 2014, including the re-measurement of the net monetary asset positions as well as the impacts of hedging, of $44.

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that net reductions to the company’s global unrecognized tax benefits could be in the range of $225 to $250 within the next twelve months with the majority due to the settlement of uncertain tax positions with various tax authorities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 6.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$131	$330	$2,117	$2,558
Preferred dividends	(2)	(2)	(7)	(7)
Income from continuing operations after income taxes available to DuPont common stockholders	$129	$328	$2,110	$2,551

Income from discontinued operations after income taxes available to DuPont common stockholders	$104	$103	$89	$384

Net income available to common stockholders	$233	$431	$2,199	$2,935

Denominator:
Weighted-average number of common shares outstanding - Basic	887,275,000	910,764,000	899,883,000	917,589,000
Dilutive effect of the company’s employee compensation plans	4,011,000	6,997,000	5,639,000	7,057,000
Weighted-average number of common shares outstanding - Diluted	891,286,000	917,761,000	905,522,000	924,646,000

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average number of stock options	8,510,000	7,000	4,622,000	4,000

The change in the average number of stock options that were antidilutive in the three and nine months ended September 30, 2015 compared to the same period last year was due to changes in the company's average stock price.

Note 7. Inventories

	September 30, 2015	December 31, 2014
Finished products	$3,260	$4,011
Semi-finished products	2,083	2,277
Raw materials, stores and supplies	749	739
	6,092	7,027
Adjustment of inventories to a last-in, first-out (LIFO) basis	(204)	(240)
Total	$5,888	$6,787

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 8.  Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,639	$(514)	$1,125	$1,699	$(465)	$1,234
Patents	457	(211)	246	474	(184)	290
Purchased and licensed technology	1,131	(604)	527	1,783	(1,069)	714
Trademarks	26	(13)	13	26	(12)	14
Other [1]	186	(72)	114	202	(84)	118
	3,439	(1,414)	2,025	4,184	(1,814)	2,370

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	77	—	77	29	—	29
Microbial cell factories	306	—	306	306	—	306
Pioneer germplasm	1,050	—	1,050	1,064	—	1,064
Trademarks/tradenames	756	—	756	800	—	800
	2,189	—	2,189	2,199	—	2,199
Total	$5,628	$(1,414)	$4,214	$6,383	$(1,814)	$4,569

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $50 and $305 for the three and nine months ended September 30, 2015, respectively, and $48 and $292 for the three and nine months ended September 30, 2014, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2015 and each of the next five years is approximately $51, $352, $217, $218, $205 and $188, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 9.  Long-Term Borrowings
In connection with the spin-off, as previously discussed in Note 2, the company received a dividend from Chemours in May 2015 of $3,923 comprised of a cash distribution of $3,416 and a distribution in-kind of $507 of 7% senior unsecured notes due 2025.

In the second quarter of 2015, DuPont exchanged the Chemours Notes Received for $488 of company debt due in 2016 as follows: $152 of 1.95% notes, $277 of 2.75% notes, and $59 of 5.25% notes. The company paid a premium of $20, recorded in interest expense in the company's interim Consolidated Income Statements for the nine months ended September 30, 2015, in connection with the early retirement of the $488 of 2016 notes. This debt for debt exchange was considered an extinguishment.

Note 10.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures as of September 30, 2015, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. In connection with the separation, the company has directly guaranteed Chemours' purchase obligations under an agreement with a third party supplier. At September 30, 2015 and December 31, 2014, the company had directly guaranteed $375 and $513, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 41 percent of the $146 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at September 30, 2015:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 6 years)	$129	$16	$145
Leases on equipment and facilities (terms up to 3 years)	—	1	1
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	178	—	178
Obligations for Chemours[3]:
Chemours' purchase obligations (term up to 2 years)	40	11	51
Total	$347	$28	$375

[1]	Existing guarantees for customers and suppliers, as part of contractual agreements.

[2]	Existing guarantees for equity affiliates' liquidity needs in normal operations.

[3]	Guarantee for Chemours' raw material purchase obligations under agreement with third party supplier.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

As part of the settlement, DuPont paid about $7 in plaintiffs' attorney fees and expenses. DuPont also provided a warranty, which expired on May 31, 2015, against new damage, if any, caused by the use of Imprelis® on class members' properties. In the third quarter 2014, the company settled the majority of claims from class members that opted out of the class action settlement. About 30 opt-out actions are pending at September 30, 2015, a decrease of 10 from December 31, 2014.

DuPont recorded income of $150 and $185 for insurance recoveries, within other operating charges in the interim Consolidated Income Statements, for the three and nine months ended September 30, 2015, respectively. At September 30, 2015, DuPont had an accrual balance of $198 related to these claims which it continues to review as these claims are resolved.

Insurance recoveries are recognized when collection of payment is considered probable. The remaining coverage under the insurance program is $50 for costs and expenses. DuPont has submitted requests for payment related to its remaining coverage.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At September 30, 2015, DuPont has an accrual balance of $14 related to the PFOA matters discussed below. Pursuant to the Separation Agreement discussed in Note 2, the company is indemnified by Chemours for the PFOA matters discussed below. As a result, the company has recorded an indemnification asset of $14 corresponding to the accrual balance as of September 30, 2015.

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

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At September 30, 2015 and June 30, 2015, there were approximately 3,500 lawsuits pending in various federal and state courts in Ohio and West Virginia. In accordance with a stipulation reached in the third quarter 2014 and other court procedures, these lawsuits have been or will be served and consolidated in multi-district litigation in Ohio federal court (MDL). Based on information currently available to the company the majority of the lawsuits allege personal injury claims associated with high cholesterol and thyroid disease from exposure to PFOA in drinking water.  At September 30, 2015, 37 of the pending lawsuits allege wrongful death. In 2014, six plaintiffs from the MDL were selected for individual trial. On October 7, 2015, in the first individual trial involving a plaintiff who alleged that exposure to C8 had caused the plaintiff's kidney cancer, the jury awarded $1.6 in compensatory damages. DuPont expects to appeal the decision. The second trial is scheduled to begin in March 2016. DuPont denies the allegations in these lawsuits and is defending itself vigorously.

Additional Actions
An Ohio action brought by the LHWA is ongoing. In addition to general claims of PFOA contamination of drinking water, the action claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). In the second quarter 2014, DuPont filed a motion for summary judgment and LHWA moved for partial summary judgment. In the first quarter of 2015, the court granted in part and denied in part both parties’ motions. As a result, the litigation process is continuing with respect to certain of the plaintiffs’ claims and trial has been set for January 2016.

PFOA Summary
While it is probable that the company will incur liabilities related to funding the medical monitoring program, such liabilities cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing. DuPont believes that it is reasonably possible that it could incur additional liabilities related to the other PFOA matters discussed above; however, a range of such liabilities, if any, cannot be reasonably estimated at this time, due to the uniqueness of the individual MDL plaintiff's claims and the company's defenses to those claims both as to potential liability and damages on an individual claims basis, among other factors. As noted above, the company is indemnified by Chemours for these PFOA matters.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 30, 2015, the Condensed Consolidated Balance Sheet included a liability of $505, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, the potential liability may range up to $1,100 above the amount accrued as of September 30, 2015. Pursuant to the Separation Agreement discussed in Note 2, the company is indemnified by Chemours for certain environmental matters, included in the liability of $505, that have an estimated liability of $299 as of September 30, 2015 and a potential exposure that ranges up to approximately $630 above the amount accrued. As such, the company has recorded an indemnification asset of $299 corresponding to the company’s accrual balance related to these matters at September 30, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 11.  Stockholders’ Equity
Share Repurchase Program
2015 Share Buyback Plan
In the first quarter 2015, DuPont announced its intention to buy back shares of about $4,000 using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2,000 to be purchased and retired by December 31, 2015 with the remainder to be purchased and retired by December 31, 2016. In August 2015, the company entered into an accelerated share repurchase (ASR) agreement. Under the terms of the August 2015 ASR agreement, the company paid $2,000 to the financial institution and received and retired an initial delivery of 28.8 million shares, which represent 80 percent of the $2,000 notional amount of the agreement. The purchase price per share and final number of shares retired will be determined using the volume-weighted price of the company's stock over the term of the ASR agreement. The August 2015 ASR will be completed in the fourth quarter 2015.

2014 Share Buyback Plan
In January 2014, the company's Board of Directors authorized a $5,000 share buyback plan that replaced the 2011 plan. During the nine months ended September 30, 2015, the company purchased and retired 4.6 million shares in the open market for a total cost of $353, which offset the dilution from employee compensation plans in the first and second quarter of 2015. As of September 30, 2015, the company has purchased 34.7 million shares at a total cost of $2,353 under the plan. There is no required completion date for the remaining stock purchases.

Noncontrolling Interest
In September 2015, the company obtained a controlling interest in a joint venture included in the Performance Materials segment. Accordingly, the company consolidated the entity at September 30, 2015 and recorded the fair value of the noncontrolling interest in the amount of $157 in the Condensed Consolidated Balance Sheet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other Comprehensive Income (Loss)
A summary of the changes in other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 is provided as follows:

	Three Months Ended			Three Months Ended			Affected Line Item in Consolidated Income Statements
	September 30, 2015			September 30, 2014
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(125)	$—	$(125)	$(428)	$—	$(428)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(22)	9	(13)	(3)	2	(1)	See (1) below
Clearance of hedge results to earnings:
Foreign currency contracts	—	—	—	(2)	1	(1)	Net sales
Net revaluation and clearance of cash flow hedges to earnings	(22)	9	(13)	(5)	3	(2)
Pension benefit plans:
Net gain (loss)(3)	634	(228)	406	(5)	1	(4)	See (1) below
Prior service cost	—	—	—	(1)	—	(1)	See (1) below
Effect of foreign exchange rates	54	(16)	38	—	—	—	See (1) below
Reclassifications to net income:
Amortization of prior service (benefit) cost	(3)	1	(2)	1	—	1	See (2) below
Amortization of loss	172	(61)	111	151	(52)	99	See (2) below
Curtailment gain	(7)	3	(4)	—	—	—	See (2) below
Settlement loss	44	(16)	28	2	(1)	1	See (2) below
Pension benefit plans, net	894	(317)	577	148	(52)	96
Other benefit plans:
Net loss(3)	(73)	27	(46)	(33)	10	(23)	See (1) below
Prior service benefit	—	—	—	50	(1)	49	See (1) below
Effect of foreign exchange rates	(1)	1	—	—	—	—	See (1) below
Reclassifications to net income:
Amortization of prior service benefit	(39)	13	(26)	(54)	18	(36)	See (2) below
Amortization of loss	20	(7)	13	15	(6)	9	See (2) below
Curtailment gain	(274)	98	(176)	—	—	—	See (2) below
Other benefit plans, net	(367)	132	(235)	(22)	21	(1)
Other comprehensive income (loss)	$380	$(176)	$204	$(307)	$(28)	$(335)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Nine Months Ended			Nine Months Ended			Affected Line Item in Consolidated Income Statements
	September 30, 2015			September 30, 2014
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment(4)	$(1,405)	$—	$(1,405)	$(559)	$—	$(559)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(36)	12	(24)	23	(8)	15	See (1) below
Clearance of hedge results to earnings:
Foreign currency contracts	(10)	4	(6)	—	—	—	Net sales
Commodity contracts	22	(9)	13	29	(11)	18	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	(24)	7	(17)	52	(19)	33
Pension benefit plans:
Net gain (loss)(3)	628	(226)	402	(107)	34	(73)	See (1) below
Prior service cost	—	—	—	(1)	—	(1)	See (1) below
Effect of foreign exchange rates	92	(25)	67	—	—	—	See (1) below
Reclassifications to net income:
Amortization of prior service (benefit) cost	(6)	2	(4)	2	—	2	See (2) below
Amortization of loss	591	(210)	381	450	(155)	295	See (2) below
Curtailment (gain) loss	(7)	3	(4)	4	(1)	3	See (2) below
Settlement loss	53	(19)	34	4	(1)	3	See (2) below
Pension benefit plans, net	1,351	(475)	876	352	(123)	229
Other benefit plans:
Net loss(3)	(73)	27	(46)	(33)	10	(23)	See (1) below
Prior service benefit	—	—	—	50	(1)	49	See (1) below
Effect of foreign exchange rates	(1)	1	—	—	—	—	See (1) below
Reclassifications to net income:
Amortization of prior service benefit	(143)	50	(93)	(160)	56	(104)	See (2) below
Amortization of loss	58	(20)	38	43	(15)	28	See (2) below
Curtailment gain	(274)	98	(176)	—	—	—	See (2) below
Other benefit plans, net	(433)	156	(277)	(100)	50	(50)
Other comprehensive loss	$(511)	$(312)	$(823)	$(255)	$(92)	$(347)

[1]	These amounts represent changes in accumulated other comprehensive loss excluding changes due to reclassifying amounts to the interim Consolidated Income Statements.

[2]
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 13 for additional information.

[3]	See Note 13 for discussion of the re-measurement of the principal U.S. pension plan and other long-term employee benefit plans as a result of the Performance Chemicals separation.

[4]
The increase in currency translation adjustment losses over prior year for the nine months ended September 30, 2015 is driven by the strengthening USD against primarily the Euro and Brazilian real.  The change in both periods is also due to changes in certain foreign entity's functional currency as described in Note 1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2015
Balance January 1, 2015	$(919)	$(6)	$(7,895)	$262	$2	$(8,556)
Other comprehensive (loss) income before reclassifications	(1,405)	(24)	469	(46)	—	(1,006)
Amounts reclassified from accumulated other comprehensive loss	—	7	407	(231)	—	183
Spin-off of Chemours	191	—	278	—	(1)	468
Balance September 30, 2015	$(2,133)	$(23)	$(6,741)	$(15)	$1	$(8,911)

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2014
Balance January 1, 2014	$(43)	$(48)	$(5,695)	$494	$2	$(5,290)
Other comprehensive (loss) income before reclassifications	(559)	15	(74)	26	—	(592)
Amounts reclassified from accumulated other comprehensive loss	—	18	302	(76)	—	244
Balance September 30, 2014	$(602)	$(15)	$(5,467)	$444	$2	$(5,638)

Note 12. Financial Instruments
Cash Equivalents
The fair value of cash equivalents approximates its stated value.  The estimated fair value of the company's cash equivalents was determined using level 1 and level 2 inputs within the fair value hierarchy, as described in the company's 2014 Annual Report in Note 1, “Summary of Significant Accounting Policies.”  Level 1 measurements are based on observable net asset values and level 2 measurements are based on current interest rates for similar investments with comparable credit risk and time to maturity.  The company held $0 and $1,436 of money market funds (level 1 measurements) as of September 30, 2015 and December 31, 2014, respectively.  The company held $1,680 and $3,293 of other cash equivalents (level 2 measurements) as of September 30, 2015 and December 31, 2014, respectively.

Marketable Securities
Marketable securities represent investments in fixed and floating rate financial instruments with maturities greater than three months and up to twelve months at time of purchase. Investments classified as held-to-maturity are recorded at amortized cost. The carrying value approximates fair value due to the short-term nature of the investment. Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss. The company held $381 and $124 of held-to-maturity and $25 and $0 of available-for-sale securities as of September 30, 2015 and December 31, 2014, respectively.

Debt
The estimated fair value of the company's total debt, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2014 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $10,430 and $11,394 as of September 30, 2015 and December 31, 2014, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$1,000
Foreign currency contracts	10	434
Commodity contracts	78	388
Derivatives not designated as hedging instruments:
Foreign currency contracts	7,819	10,586
Commodity contracts	15	166

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

Commodity Price Risk
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as corn, soybeans and soybean meal. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with agricultural commodity exposures.

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance	$(10)	$(13)	$(6)	$(48)
Additions and revaluations of derivatives designated as cash flow hedges	(13)	(1)	(24)	15
Clearance of hedge results to earnings	—	(1)	7	18
Ending balance	$(23)	$(15)	$(23)	$(15)

At September 30, 2015, an after-tax net loss of $9 is expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months.

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

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2015	December 31, 2014
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Accounts and notes receivable, net	$—	$1
Foreign currency contracts	Accounts and notes receivable, net	—	10
		—	11
Derivatives not designated as hedging instruments:
Foreign currency contracts[2]	Accounts and notes receivable, net	132	254

Total asset derivatives[3]		$132	$265
Cash collateral[1,2]	Other accrued liabilities	$20	$47

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$—	$10

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	63	62
Commodity contracts	Other accrued liabilities	1	1
		64	63
Total liability derivatives[3]		$64	$73

[1]	Cash collateral held as of September 30, 2015 and December 31, 2014 represents $0 and $6, respectively, related to interest rate swap derivatives designated as hedging instruments.

[2]	Cash collateral held as of September 30, 2015 and December 31, 2014 represents $20 and $41, respectively, related to foreign currency derivatives not designated as hedging instruments.

[3]	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $51 at September 30, 2015 and $67 at December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended September 30,	2015	2014	2015	2014	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$(7)	Interest expense
Cash flow hedges:
Foreign currency contracts	—	20	—	2	Net sales
Commodity contracts	(22)	(23)	—	—	Cost of goods sold
	(22)	(3)	—	(5)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	174	403	Other income, net[3]
Commodity contracts	—	—	(2)	4	Cost of goods sold
	—	—	172	407
Total derivatives	$(22)	$(3)	$172	$402

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Nine Months Ended September 30,	2015	2014	2015	2014	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(1)	$(20)	Interest expense
Cash flow hedges:
Foreign currency contracts	(1)	19	10	—	Net sales
Commodity contracts	(35)	4	(22)	(29)	Cost of goods sold
	(36)	23	(13)	(49)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	435	287	Other income, net[3]
Foreign currency contracts	—	—	(3)	—	Net sales
Commodity contracts	—	—	3	(21)	Cost of goods sold
	—	—	435	266
Total derivatives	$(36)	$23	$422	$217

[1]	OCI is defined as other comprehensive income (loss).

[2]
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three and nine months ended September 30, 2015 and 2014, there was no material ineffectiveness with regard to the company's cash flow hedges.

[3]
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(210) and $(153) for the three months ended September 30, 2015 and 2014, respectively, and $(381) and $(243) for the nine months ended September 30, 2015 and 2014, respectively. See Note 4 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 13. Long-Term Employee Benefits
In connection with the completed separation of its Performance Chemicals segment on July 1, 2015 (See Note 2), the company entered into an Employee Matters Agreement with Chemours which provides that employees of Chemours no longer participate in benefit plans sponsored or maintained by the company as of the separation date. Upon separation, the company pension and other long-term employee benefit plans transferred assets and obligations to the Chemours plans resulting in a net decrease in the underfunded status of the sponsored pension and other long-term employee benefit plans of $21. Additionally, as a result of the transfer of unrecognized losses to Chemours, deferred income tax liabilities and accumulated other comprehensive loss, net of tax, decreased $88 and $278, respectively.

Pension Plans
As a result of the separation, the company recorded a pension curtailment gain of $7 and re-measured the principal U.S. pension plan as of July 1, 2015. In connection with the re-measurement, the company updated the discount rate assumed at December 31, 2014, from 4.10 percent to 4.50 percent. The re-measurement decreased the underfunded status of the pension plan by $634 with a corresponding reduction to net loss within other comprehensive income (loss) for the three and nine months ended September 30, 2015.

In determining the U.S. pension plan 2015 net periodic benefit costs, the company updated the expected return on plan assets assumption from 8.75 percent to 8.50 percent.

The company recorded a charge of $32 ($21 after-tax) during the three and nine months ended September 30, 2015, which related to settlements that occurred in prior periods. In addition, accumulated other comprehensive loss at January 1, 2013 has been revised to adjust for $54, after-tax, for settlement charges that should have been recorded in previous periods with a corresponding reduction in reinvested earnings. The settlement charges were related to the company’s Pension Restoration Plan which provides for lump sum benefit payments to certain eligible retirees. The company recognizes pension settlements when lump sum payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the year. The impact of these adjustments is not material to the company’s current or previously issued financial statements.
The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$50	$61	$179	$181
Interest cost	270	290	815	875
Expected return on plan assets	(375)	(405)	(1,180)	(1,211)
Amortization of loss	172	151	591	450
Amortization of prior service (benefit) cost	(3)	1	(6)	2
Curtailment (gain) loss	(7)	—	(7)	4
Settlement loss	44	2	53	4
Net periodic benefit cost - Total	$151	$100	$445	$305
Less: Discontinued operations	(7)	9	(5)	31
Net periodic benefit cost - Continuing operations	$158	$91	$450	$274

Other Long-Term Employee Benefit Plans
As a result of the separation noted above, the company recorded an other long-term employee benefit plans curtailment gain of $274 and re-measured the associated plans as of July 1, 2015. In connection with the re-measurement, the company updated the plans' demographics and the discount rate assumed at December 31, 2014, from 3.95 percent to 4.30 percent. The re-measurement resulted in a net increase of $73 to the company's other long-term employee benefit obligation with a corresponding increase to net loss within other comprehensive income (loss) for the three and nine months ended September 30, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$3	$4	$12	$13
Interest cost	28	30	83	91
Amortization of loss	20	15	58	43
Amortization of prior service benefit	(39)	(54)	(143)	(160)
Curtailment gain	(274)	—	(274)	—
Net periodic benefit cost - Total	$(262)	$(5)	$(264)	$(13)
Less: Discontinued operations	(274)	1	(272)	3
Net periodic benefit cost - Continuing operations	$12	$(6)	$8	$(16)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 14.  Segment Information
Segment pre-tax operating income (loss) (PTOI) is defined as income (loss) from continuing operations before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Effective July 1, 2015, certain corporate expenses will now be included in segment PTOI.  Reclassifications of prior year data have been made to conform to current year classifications.

Three Months Ended September 30,	Agriculture[1]		Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials		Safety & Protection	Other	Total
2015
Net sales	$1,093		$532	$305	$810	$1,302		$831	$—	$4,873
PTOI	(63)	[5]	104	52	102	317		156	(88)	580

2014
Net sales	$1,563		$620	$314	$899	$1,531		$976	$2	$5,905
PTOI	(56)		90	42	99	366	[4]	195	(50)	686

Nine Months Ended September 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences		Nutrition & Health		Performance Materials		Safety & Protection		Other		Total
2015
Net sales	$8,248		$1,577		$870		$2,449		$4,021		$2,663		$3		$19,831
PTOI	1,878	[2,5]	283	[2]	147	[2]	284	[2]	933	[2]	635	[2,6]	(215)	[2,7]	3,945

2014
Net sales	$9,564		$1,810		$925		$2,686		$4,618		$2,950		$4		$22,557
PTOI	2,171	[3]	176	[3]	146	[3]	282	[3]	1,303	[3,4]	536	[3]	(166)	[3]	4,448

[1]
As of September 30, 2015, Agriculture net assets were $10,162, an increase of $3,467 from $6,695 at December 31, 2014. The increase was primarily due to higher trade receivables related to normal seasonality in the sales and cash collections cycle.

[2]
Included $(2) net adjustment to the estimated costs associated with the 2014 restructuring program, recorded in employee separation / asset related charges, net. These adjustments were primarily due to the identification of additional projects in certain segments, offset by lower than estimated individual severance costs and workforce reductions achieved through non-severance programs. The adjustments impacted segment results for the nine months ended September 30, 2015 as follows: Agriculture - $(4) , Electronics & Communications - $11, Industrial Biosciences - $(1), Nutrition & Health - $(4), Performance Materials - $(2), and Safety & Protection $1, and Other - $(3). See Note 3 for additional information.

[3]
Included a $(187) restructuring charge recorded in employee separation / asset related charges, net. The pre-tax charges by segment are: Agriculture -$(47) , Electronics & Communications -$(68) , Industrial Biosciences - $(2) , Nutrition & Health -$(8) , Performance Materials - $(29) , Safety & Protection - $(31), and Other - $(2). See Note 3 for additional information.

[4]	Included a gain of $391 recorded in other income, net associated with the sale of GLS/Vinyls. See Note 2 for additional information.

[5]
Included $147 and $182 of net insurance recoveries recorded in other operating charges for the three and nine months ended September 30, 2015, for recovery of costs for customer claims related to the use of the Imprelis® herbicide. See Note 10 for additional information.

[6]	Included a gain of $112, net of legal expenses, recorded in other income, net related to the company’s settlement of a legal claim.

[7]	Included a $(37) pre-tax impairment charge recorded in employee separation / asset related charges, net for a cost basis investment. See Note 3 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Reconciliation to Consolidated Income Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total segment PTOI	$580	$686	$3,945	$4,448
Non-operating pension and other postretirement employee benefit costs	(115)	(32)	(288)	(96)
Net exchange (losses) gains[1]	(36)	250	54	44
Corporate expenses[2]	(120)	(177)	(439)	(617)
Interest expense[3]	(82)	(93)	(260)	(290)
Income from continuing operations before income taxes	$227	$634	$3,012	$3,489

[1]
Included a charge of $(40) associated with remeasuring the company's Ukrainian hryvnia net monetary assets in the nine months ended September 30, 2015, as well as a charge of $(58) associated with remeasuring the company's Venezuelan net monetary assets from the official exchange rate to the SICAD II exchange system in the nine months ended September 30, 2014, which were recorded in other income, net in the company's interim Consolidated Income Statements. See Note 4 for additional information.

[2]
Included transaction costs associated with the separation of the Performance Chemicals segment of $(9) and $(10) in the three months ended September 30, 2015 and 2014, respectively, and $(26) and $(17) in the nine months ended September 30, 2015 and 2014, respectively, which were recorded in other operating charges in the company's interim Consolidated Income Statements.

[3]	Included transaction costs of $(20) in the nine months ended September 30, 2015, associated with the early retirement of debt exchanged for the notes received from Chemours in May 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	Ability to discover, develop and protect new technologies and enforce the company's intellectual property rights;

•	Successful integration of acquired businesses and separation of underperforming or non-strategic assets or businesses; and

•	Timely realization of the expected benefits from the separation of Performance Chemicals.

For some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A of the company's 2014 Annual Report.

Recent Developments
Separation of Performance Chemicals
On July 1, 2015 (the Distribution Date), DuPont completed the separation of its Performance Chemicals segment though the spin-off of all of the issued and outstanding stock of The Chemours Company (Chemours). The financial position and results of operations of the Performance Chemicals segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.

Redesign Initiative
In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all businesses and functions. DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment. The company continues to make significant progress in this effort with incremental cost savings of $0.10 per share and $0.30 per share in the three and nine months ended September 30, 2015, respectively. For full year 2015, the company expects to deliver incremental cost savings of approximately $0.40 year over year. In October 2015, the company announced that it is accelerating, by one year, its operational redesign cost saving actions and as a result, expects to achieve $1.3 billion of savings on a run rate basis by the end of 2016. In addition, the company announced its commitment to achieving additional cost savings as part of its operational redesign and is targeting approximately $1.6 billion on a run rate basis by the end of 2017. The company anticipates that it will incur a charge in the fourth quarter of 2015 as plans related to the additional cost savings are developed.

Results of Operations
Overview
The following is a summary of the results of continuing operations for the three months ended September 30, 2015:

•
Results were negatively impacted by macro challenges including currency, industry wide challenges in Agriculture markets, particularly in Brazil, and continued weakness in emerging markets and oil and gas markets affecting Safety & Protection partially offset by continued positive effects of the operational redesign and cost reductions in the quarter, including performance-based compensation.

•	Net Sales were $4.9 billion, down 17 percent from $5.9 billion in the same period last year, principally reflecting an 8 percent negative currency impact and 7 percent lower volume.

•
Total segment pre-tax operating income (PTOI) was $580 million versus $686 million last year, down 15 percent due to negative currency impacts of $187 million and lower volume, partly offset by insurance recoveries, productivity improvements and lower costs for raw materials, energy and freight. Growth in Electronics & Communications and Industrial Biosciences was more than offset by declines in Agriculture, Performance Materials and Safety & Protection.

•	Income from continuing operations after taxes was $131 million versus $331 million in the prior year, principally reflecting lower segment PTOI and higher non-operating pension and OPEB costs.

•	Cost savings from the strategic redesign of the company’s operating model contributed an incremental $0.10 per share.

The following is a summary of the results of continuing operations for the nine months ended September 30, 2015:

•	Net Sales were $19.8 billion down 12 percent from $22.6 billion in the prior year, principally reflecting 7 percent negative currency impacts and 3 percent lower volume.

•
Total segment PTOI was $3.9 billion versus $4.4 billion in the prior year, down 11 percent due to negative currency impacts of $613 million, the absence of a prior-year gain on the sale of GLS/Vinyls and lower volume, partly offset by productivity improvements, insurance recoveries, and lower costs for raw materials, energy and freight.

•
Income from continuing operations after taxes was $2.1 billion versus $2.6 billion in the prior year, principally reflecting lower segment PTOI and higher non-operating pension and OPEB costs, partially offset by lower corporate expenses.

•	Cost savings from the strategic redesign of the company’s operating model contributed an incremental $0.30 per share.

Net Sales
Net sales for the three months ended September 30, 2015 were $4.9 billion versus $5.9 billion in the prior year, a 17 percent decline, attributable to an 8 percent negative impact from weaker currencies, particularly the Brazilian real and Euro; 7 percent lower volume; 1 percent lower local prices and 1 percent due to absence of sales from divested businesses. Lower volume reflects a 17 percent decline in Agriculture, primarily driven by lower seed volume and reduced demand for insect control products in Latin America. Net sales in developing markets were $2.0 billion, down 22 percent, reflecting a 12 percent negative currency impact, largely due to weaker currencies in Eastern Europe and Latin America, 9 percent lower volume due to lower Agriculture sales in Latin America and EMEA, and 12 percent combined lower volume in the Electronics & Communications and Safety & Protection segments in Asia Pacific. Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

The tables below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended September 30, 2015		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2014	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$4.9	(17)	(1)	(8)	(7)	(1)
U.S. & Canada	1.6	(9)	(5)	—	(3)	(1)
Europe, Middle East & Africa (EMEA)	1.2	(19)	1	(14)	(4)	(2)
Asia Pacific	1.3	(14)	(2)	(4)	(6)	(2)
Latin America	0.8	(33)	1	(18)	(16)	—

Net sales for the nine months ended September 30, 2015 were $19.8 billion, down 12 percent versus $22.6 billion in the prior year. Lower sales are attributable to a 7 percent negative currency impact, 3 percent lower volume, and a 2 percent negative impact from the absence of sales from divested businesses. Volume reflects declines in Agriculture and Electronics & Communications, partly offset with increases in Performance Materials and Industrial Biosciences. Agriculture local selling prices were increased 2 percent, partially offsetting an 8 percent negative currency impact. Local prices in combined other segments were 2 percent lower, largely reflecting lower ethylene prices and pass through of lower precious metals prices. Total company sales in developing markets were $6.1 billion, down 16 percent versus $7.3 billion in the prior year, reflecting a 9 percent negative currency impact, lower volume, and the absence of sales from divested businesses.

	Nine Months Ended September 30, 2015		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2014	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$19.8	(12)	—	(7)	(3)	(2)
U.S. & Canada	8.9	(6)	(2)	—	(2)	(2)
Europe, Middle East & Africa (EMEA)	4.8	(18)	2	(16)	(2)	(2)
Asia Pacific	4.2	(10)	(1)	(3)	(3)	(3)
Latin America	1.9	(26)	1	(13)	(13)	(1)

Other Income, Net
Other income, net, totaled $98 million for the three months ended September 30, 2015, a decrease of $266 million compared to $364 million in the prior year primarily due to decrease in pre-tax net exchange gain (loss) of $286 million, partially offset by an increase in gains on sales of businesses and other assets. The decrease in pre-tax net exchange gains was driven by lower gains on foreign currency exchange contracts. See Notes 4 and 12 to the interim Consolidated Financial Statements for further discussion of the company's policy of hedging the foreign currency-denominated monetary assets and liabilities.

For the nine months ended September 30, 2015, other income, net, was $552 million compared to $749 million in the prior year, a decrease of $197 million primarily due to the absence of the $391 million gain related to the sale of GLS/Vinyls within the Performance Materials segment, partially offset by $112 million of income for a litigation claim settled in the second quarter of 2015.

Additional information related to the company's other income, net, is included in Note 4 to the interim Consolidated Financial Statements.

Cost of Goods Sold (COGS)
COGS totaled $3.1 billion for the third quarter 2015 versus $3.7 billion in the prior year, a 17 percent decrease principally due to lower volume, the currency impact of a stronger dollar, lower costs for raw materials, energy and freight, and productivity improvements. COGS as a percent of sales was 63 percent, the same as prior year.

COGS for the nine months ended September 30, 2015 was $11.7 billion versus $13.4 billion in the prior year, a 12 percent decrease principally due to the currency impact of a stronger dollar, lower sales, and lower costs for raw materials, energy, and freight. COGS as a percent of sales was unchanged from prior year at 59 percent as the benefit of productivity improvements offset the negative impact of currency which decreased sales by 7 percent and COGS by 4 percent.

Other Operating Charges
Other operating charges were $91 million in the third quarter 2015, versus $201 million in the prior year. Year-to-date other operating charges totaled $413 million versus $609 million in the prior year. The decrease in both periods was primarily due to insurance recoveries associated with the Imprelis® matter.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $1.0 billion for the third quarter 2015 versus $1.2 billion in the prior year. Year-to-date SG&A totaled $3.5 billion versus $3.8 billion in the prior year. The decrease in both periods was primarily due to the strengthening of the U.S. dollar versus global currencies, cost savings from the company's operational redesign initiative, and lower selling and commission expense mainly in Agriculture. Partially offsetting the declines was an increase in pension and other postretirement employee benefit (OPEB) costs in the current year. SG&A was approximately 21 percent and 20 percent of net sales for the third quarter 2015 and 2014, respectively. SG&A was approximately 18 percent and 17 percent of net sales for the nine months ended in 2015 and 2014, respectively. The increase as a percentage of net sales in both periods was primarily driven by higher pension and OPEB costs in the current year.

Research and Development Expense (R&D)
R&D totaled $441 million and $486 million for the third quarter 2015 and 2014, respectively. Year-to-date R&D totaled $1.4 billion and $1.5 billion for the nine months ended September 30, 2015 and 2014, respectively. The decrease in both periods was primarily due to the impact of currency and lower spending. R&D was approximately 9 percent and 8 percent of net sales for the third quarter 2015 and 2014, respectively. R&D was approximately 7 percent of net sales for the nine months ended September 30, 2015 and 2014.

Interest Expense
Interest expense totaled $82 million in the third quarter 2015, compared to $93 million in 2014. For the nine months ended September 30, 2015, interest expense was $260 million versus $290 million in the prior year. The decrease in both periods was due to lower borrowings.

Employee Separation / Asset Related Charges, Net
For the nine months ended September 30, 2015, employee separation / asset related charges, net were $40 million, compared to $244 million in 2014. The nine months ended September 30, 2015 included $38 million in the first quarter related to cost investment impairments and $2 million in the second quarter related to adjustments to the 2014 restructuring program. The nine months ended September 30, 2014 includes a charge of $244 million recorded for the 2014 restructuring program.

See Note 3 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The company's effective tax rate for the third quarter 2015 was 42.3 percent as compared to 47.8 percent in 2014. The lower effective tax rate in 2015 versus 2014 reflects the favorable tax impact of higher exchange losses recognized for the third quarter of 2015 on the re-measurement of the net monetary asset positions. The favorable impact of a foreign tax court decision also contributed to the decrease in the effective tax rate. These impacts were partially offset by the tax impact of insurance recoveries associated with the Imprelis® matter as well as unfavorable geographic mix of earnings.

The company’s effective tax rate for the nine months ended September 30, 2015 was 29.4 percent as compared to 26.4 percent in 2014. The higher effective tax rate in 2015 versus 2014 reflects unfavorable geographic mix of earnings and the impact of a state tax rate change associated with the separation of Chemours. These impacts were partially offset by the favorable tax impact of higher exchange losses recognized for the third quarter of 2015 on the re-measurement of the net monetary asset positions which are not always tax deductible in their local jurisdictions.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Outlook
In October 2015, the company revised its 2015 outlook downward due to continued strengthening of the U.S. dollar versus currencies in emerging markets, particularly the Brazilian real, further weakening of agricultural markets, primarily in Brazil, and continued weakness in emerging markets.

Recent Accounting Pronouncements
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Summarized below are comments on individual segment net sales and PTOI for the three and nine month period ended September 30, 2015 compared with the same period in 2014. Segment PTOI is defined as income (loss) from continuing operations before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Effective July 1, 2015, certain corporate expenses will now be included in segment PTOI.  Reclassifications of prior year data have been made to conform to current year classifications. All references to prices are based on local price unless otherwise specified. A reconciliation of segment PTOI to income before income taxes for the three and nine month periods ended September 30, 2015 and 2014 is included in Note 14 to the interim Consolidated Financial Statements. See Note 3 to the interim Consolidated Financial Statements for information related to the 2014 restructuring plan.

Segment PTOI includes certain items which management believes are significant to understanding the segment results discussed below. See Note 14 to the interim Consolidated Financial Statements. These items are excluded from the Agriculture segment outlook below which discusses management’s current expectations for fourth quarter 2015 segment net sales and PTOI compared to fourth quarter 2014.
The following table summarizes third quarter and year-to-date 2015 segment net sales and related variances versus prior year:

	Three Months Ended
	September 30, 2015		Percentage Change Due to:
	Segment Net Sales ($ Billions)	Percent Change vs. 2014	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$1.1	(30)	3	(15)	(17)	(1)
Electronics & Communications	0.5	(14)	(5)	(2)	(7)	—
Industrial Biosciences	0.3	(3)	(4)	(6)	7	—
Nutrition & Health	0.8	(10)	—	(9)	—	(1)
Performance Materials	1.3	(15)	(5)	(6)	(3)	(1)
Safety & Protection	0.8	(15)	(1)	(4)	(6)	(4)

	Nine Months Ended
	September 30, 2015		Percentage Change Due to:
	Segment Net Sales ($ Billions)	Percent Change vs. 2014	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$8.2	(14)	2	(8)	(7)	(1)
Electronics & Communications	1.6	(13)	(5)	(2)	(6)	—
Industrial Biosciences	0.9	(6)	(4)	(6)	4	—
Nutrition & Health	2.4	(9)	—	(9)	1	(1)
Performance Materials	4.0	(13)	(4)	(6)	2	(5)
Safety & Protection	2.7	(10)	—	(5)	—	(5)

Agriculture - Third quarter 2015 segment net sales of $1,093 million decreased $470 million, or 30 percent, as demand for seed and crop protection products, primarily in Brazil, further weakened in the third quarter impacted by macroeconomic and competitive pressures. The volume decline of 17 percent and the negative impact of currency of $232 million were partially offset by higher local crop protection prices. Decreased volumes are driven by lower corn seed volumes as growers are expected to reduce hybrid corn planted area in Brazil, lower soybean seed volumes in Brazil and North America where adverse weather for late season planting lowered area expectations and reduced demand for insect control products in Brazil reflecting low expected insect pressure. Insect control volumes were also impacted by the shutdown of the LaPorte manufacturing facility in Texas.

Third quarter 2015 PTOI seasonal loss of $63 million was $7 million larger, or 13 percent, on lower volumes, a $108 million negative currency impact and an approximately $40 million negative impact from the shutdown of the LaPorte manufacturing facility, partially offset by net insurance recoveries of $147 million for recovery of costs for customer claims related to the use of the Imprelis® herbicide, increases in local price, cost reductions and continued productivity. Third quarter 2015 PTOI included $27 million for gains on the sales of assets and a $21 million benefit related to an adjustment for prior periods’ cost of goods sold. The impact of the adjustment was not material to current or prior periods.

Year-to-date segment net sales of $8,248 million decreased $1,316 million, or 14 percent, on the negative impact of currency of $760 million and lower volumes, partially offset by pricing actions in Europe and Africa to mitigate the impact of a stronger U.S. dollar and improved mix of Pioneer's new corn hybrids and soybean varieties in the U.S. Decreased volumes are due to reductions in global corn planted area and reduced soybean sales primarily due to soybean market share loss in North America.

PTOI of $1,878 million decreased $293 million, or 13 percent, on $399 million negative currency impact, lower volumes and an approximately $90 million negative impact of the shutdown of the LaPorte manufacturing facility partially offset by increases in local prices, cost reductions and continued productivity, net insurance recoveries of $182 million for recovery of costs for customer claims related to the use of the Imprelis® herbicide and the absence of $47 million associated with the 2014 restructuring program in second quarter 2014. Year-to-date PTOI included charges of $4 million associated with the 2014 restructuring program. See Note 10 to the interim Consolidated Financial Statements for more information related to the Imprelis® matter.

Outlook Fourth quarter 2015 sales are expected to be down low-teens percent due to the negative impact of currency, lower crop protection volumes in Brazil and the continued impact of the shutdown of the LaPorte manufacturing facility, partially offset by local pricing gains. Fourth quarter 2015 PTOI is expected to be a loss of about $100 million due to the significant impact from currency, lower crop protection volumes and the prior year impacts from performance based compensation adjustments and $36 million in gains from the sale of businesses, partially offset by continued productivity and cost reductions.

Electronics & Communications - Third quarter 2015 segment net sales of $532 million decreased $88 million, or 14 percent, due to competitive pressures impacting sales of Solamet® paste, lower pricing from the pass-through of lower metals prices and the negative impact of currency partially offset by volume growth in Tedlar® film in photovoltaics and products for the consumer electronics market. PTOI of $104 million increased $14 million, or 16 percent, as cost reductions and continued productivity more than offset lower sales.

Year-to-date segment net sales of $1,577 million decreased $233 million, or 13 percent, due to competitive pressures impacting sales of Solamet® paste, lower pricing from the pass-through of lower metals prices and the negative impact of currency partially offset by volume growth in Tedlar® film in photovoltaics and products for the consumer electronics market. PTOI of $283 million increased $107 million, or 61 percent, driven by cost reductions and continued productivity, and the absence of $68 million associated with the 2014 restructuring program in the prior year, partially offset by the above mentioned competitive pressures and negative impact of currency. Year-to-date PTOI included an $11 million benefit associated with the 2014 restructuring program.

Industrial Biosciences - Third quarter 2015 segment net sales of $305 million decreased $9 million, or 3 percent, as volume growth across the business was more than offset by the negative impact of currency of $18 million and lower pricing, primarily for biomaterials. Volume growth was driven primarily by home and personal care and food markets. PTOI of $52 million increased $10 million, or 24 percent, as volume growth, cost reductions and continued productivity were partially offset by lower pricing and the negative impact of currency.

Year-to-date segment net sales of $870 million decreased $55 million, or 6 percent, due to the negative impact of currency of $54 million, lower prices and lower demand for biomaterials, partially offset by volume growth in enzymes, principally for home and personal care, food markets and animal nutrition. PTOI of $147 million increased $1 million, or 1 percent, as lower pricing and the negative impact of currency offset enzyme demand, cost reductions and continued productivity. Year-to-date 2015 and 2014 PTOI included charges of $1 million and $2 million, respectively, associated with the 2014 restructuring program.

Nutrition & Health - Third quarter 2015 segment net sales of $810 million decreased $89 million, or 10 percent, primarily driven by the negative impact of currency of $83 million. Volume growth in probiotics, ingredient systems and texturants was offset by lower volumes due to competitive challenges in specialty proteins. PTOI of $102 million increased $3 million, or 3 percent, as cost reduction and continued productivity were partially offset by the negative impact of currency of $17 million.

Year-to-date segment net sales of $2,449 million decreased $237 million, or 9 percent, driven by the negative impact of currency of $235 million. Volume growth in probiotics, texturants, cultures and ingredient systems was partially offset by lower volumes in specialty proteins. PTOI of $284 million increased $2 million, or 1 percent driven by volume, cost reductions and continued productivity, partially offset by the negative impact of currency of $42 million. Year-to-date 2015 and 2014 PTOI included charges of $4 million and $8 million, respectively, associated with the 2014 restructuring program.

Performance Materials - Third quarter 2015 segment net sales of $1,302 million decreased $229 million, or 15 percent, driven by the negative impact of currency of $89 million, lower price and volume for ethylene, auto build weakness in Asia Pacific resulting in reduced demand for auto polymers, and the portfolio changes from the sale of a majority owned interest in a joint venture. PTOI of $317 million decreased $49 million or 13 percent, driven by the negative impact of currency of $47 million, lower volume and price for ethylene partially offset by cost reductions and continued productivity. Third quarter 2015 PTOI included a $16 million net benefit from a joint venture while prior year PTOI included a $23 million gain on sale of a majority owned interest in a joint venture.

Year-to-date 2015 segment net sales of $4,021 million decreased $597 million, or 13 percent, driven by the negative impact of currency of $269 million, the portfolio changes from the sale of Glass Laminating Solutions/Vinyls (GLS/Vinyls), and lower ethylene pricing. Partially offsetting the declines are increased ethylene volumes due to the prior year scheduled outage at the Orange Texas ethylene unit. PTOI of $933 million decreased $370 million or 28 percent, driven by the absence of the $391 million pre-tax gain on the sale of GLS/Vinyls in prior year and the negative impact of currency of $113 million, partially offset by cost reductions, continued productivity and lower product costs. Year-to-date 2015 and 2014 PTOI included a charge of $2 million and $29 million, respectively, associated with the 2014 restructuring plan.

Safety & Protection - Third quarter 2015 segment net sales of $831 million decreased $145 million, or 15 percent, due to lower volume, the portfolio impact of the Sontara® divestiture and the negative impact of currency of $40 million. Volume growth for Tyvek® protective material, including medical packaging, was more than offset by lower demand for Sustainable Solution offerings, Nomex® thermal-resistant fiber particularly from the oil and gas industry, and Kevlar® high-strength material due to military spending delays. PTOI of $156 million decreased $39 million, or 20 percent, driven by lower sales, higher unit costs associated with the slower-than-expected recovery from the outage in the first quarter at the Chambers Works facility in New Jersey and the negative impact of currency of $13 million, partially offset by cost reductions and continued productivity.

Year-to-date 2015 segment net sales of $2,663 million decreased $287 million, or 10 percent, due to the portfolio impact of the Sontara® divestiture and the negative impact of currency of $124 million. PTOI of $635 million increased $99 million, or 18 percent, driven by a pre-tax gain of $112 million, net of legal expenses, recorded in other income, net related to the company’s settlement of a legal claim, cost reductions and continued productivity, and the absence of a $31 million charge associated with the 2014 restructuring program in the prior year. This was partially offset by the negative impact of currency of $46 million, lower sales, and higher unit costs associated with the outage in the first quarter at the Chambers Works facility. Year-to-date 2015 PTOI included a $1 million benefit associated with the 2014 restructuring program.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2014 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the nine months ended September 30, 2015.

(Dollars in millions)	September 30, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$3,730	$7,034
Total debt	9,936	10,655

The company's cash, cash equivalents and marketable securities at September 30, 2015 and December 31, 2014 are $3.7 billion and $7.0 billion, respectively. The $3.3 billion decrease was primarily due to share repurchases, dividend payments, purchases of property, plant and equipment and the company's seasonal working capital needs, partially offset with proceeds from the Chemours distribution. In connection with the separation, the company received dividend proceeds from Chemours in May 2015 of $3,923 million comprised of a cash distribution of $3,416 million and a distribution in-kind of $507 million in the form of senior unsecured notes maturing in 2025 with a fixed interest rate of 7%. The company exchanged the notes received from Chemours for $488 million of DuPont debt due in 2016.

Total debt as of September 30, 2015 was $9.9 billion, a $0.7 billion decrease from $10.7 billion as of December 31, 2014. The decrease in total debt is primarily due to repayments of $1.4 billion of maturing debt, the early retirement of $488 million notes due in 2016, partially offset by the issuance of commercial paper. The company paid a premium of $20 million in connection with the early retirement.

The company's credit ratings impact its access to the debt capital markets and cost of capital. The company remains committed to a strong financial position and a strong investment-grade rating. The company's long-term and short-term credit ratings are as follows:

	Long-Term	Short-Term	Outlook
Standard and Poor's	A-	A-2	Negative
Moody's Investors Service	A3	P-2	Stable
Fitch Ratings	A	F1	Stable

In May 2015, Moody's Investors Service (Moody's) downgraded the company's long-term rating to A3 from A2, and the short-term rating to P-2 from P-1. In October 2015, Standard and Poor's Ratings Services (Standard and Poor's) downgraded the company's long-term rating to A- from A, and the short-term rating to A-2 from A-1. The company expects the impact of the downgrades to be immaterial to its liquidity position. While the downgrades may result in reduced market capacity for commercial paper, the company's liquidity needs can continue to be met through a variety of alternative sources, including cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales.

Summary of Cash Flows
Cash used for operating activities was $1.8 billion for the nine months ended September 30, 2015, essentially unchanged compared with the nine months ended September 30, 2014. The decline in net income was offset by various working capital benefits.

Cash used for investing activities was $1.0 billion for the nine months ended September 30, 2015 compared to $0.7 billion for the same period last year. The $0.3 billion increase in cash used for investing activities was primarily due to the absence of proceeds from the sale of GLS/Vinyls, partially offset by an increase in cash settlements from foreign currency contract settlements.

Cash used for financing activities was $0.4 billion for the nine months ended September 30, 2015 compared to $2.2 billion of cash for the same period last year. The $1.8 billion decrease in cash used for financing activities was primarily due to the distribution of Chemours borrowings to the company as part of the separation, partially offset by a reduction in short term borrowings, and an increase in the repurchase of common stock.

Dividends paid to shareholders during the nine months ended September 30, 2015 totaled $1.2 billion. In October 2015, the Board of Directors declared a fourth quarter common stock dividend of $0.38 per share. The company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan. During the nine months ended September, 30, 2015, the company purchased and retired 4.6 million shares in the open market which offset the dilution from employee compensation plans in the first and second quarter 2015. As of September 30, 2015, the company has purchased 34.7 million shares at a total cost of $2.4 billion under the plan. There is no required completion date for the remaining stock purchases.

In the first quarter 2015, DuPont announced its intention to buy back shares of about $4 billion using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2 billion to be purchased and retired by December 31, 2015 with the remainder to be purchased and retired by December 31, 2016. In August 2015, the company entered into an accelerated share repurchase (ASR) agreement. Under the terms of the August 2015 ASR agreement, the company paid $2 billion to the financial institution and received and retired an initial delivery of 28.8 million shares, which represents 80 percent of the $2 billion notional amount of the agreement. The purchase price per share and final number of shares retired will be determined using the volume-weighted price of the company's stock over the term of the ASR agreement. The August 2015 ASR will be completed in the fourth quarter 2015.

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

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2014 can be found in the company's 2014 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements. The company's long-term debt obligations at September 30, 2015 decreased by $1.9 billion versus prior year-end primarily due to $1.4 billion of debt principal maturities. As a result of the spin-off of Chemours on July 1, 2015, the company’s raw material obligations decreased by approximately $1.5 billion at September 30, 2015. In addition, Chemours indemnified DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. At September 30, 2015, the indemnified assets were $500 million which offset the corresponding liabilities of $500 million. See Note 2 to the interim Consolidated Financial Statements for additional information in relation to the indemnification.

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

As of September 30, 2015, the company's Interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

Yerkes Plant, Buffalo, New York
In March 2015, DuPont began discussions with the EPA related to alleged violations at the Yerkes facility of a Risk Management Plan (RMP) and General Duty Clause under the Clean Air Act (CAA). The allegations stem from a 2010 incident at the facility during which a welding contractor ignited residual vapors in an empty storage vessel. The EPA and the company reached a settlement under which DuPont will pay a fine of $724,000 and undertake a Supplemental Environmental Project benefiting the local fire department.

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

In the first quarter 2015, DuPont announced its intention to buy back shares of about $4 billion using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2 billion to be purchased and retired by December 31, 2015 with the remainder to be purchased and retired by December 31, 2016. In August 2015, the company entered into an accelerated share repurchase (ASR) agreement. Under the terms of the August 2015 ASR agreement, the company paid $2 billion to the financial institution and received and retired an initial delivery of 28.8 million shares, which represents 80 percent of the $2 billion notional amount of the ASR agreement. The August 2015 ASR will be completed in the fourth quarter 2015.

See Part I, Item 2 on page 41 of this report and Note 11 to the interim Consolidated Financial Statements for additional information.

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended September 30, 2015:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Value of Shares that May Yet Be Purchased Under the Programs(1) (Dollars in millions)
August:
ASR(2)	28,782,155	See (2) Below	28,782,155
Total	28,782,155		28,782,155	$4,647

[1]	Represents approximate value of shares that may yet be purchased under the 2014 and 2015 plans.

[2]
Includes the 80% initial share delivery under the August ASR agreement described above. The purchase price per share and final number of shares retired will be determined using the volume-weighted price of the company's stock over the term of the ASR agreement.

Item 5.  OTHER INFORMATION

Effective October 22, 2015, the company’s Office of the Chief Executive was dissolved and in conjunction therewith, the company amended its Bylaws to delete Article IV, entitled “Office of the Chief Executive,” in its entirety and to strike the references to the Office of the Chief Executive and in each instance replacing it with reference to the Chief Executive Officer in Sections 1, 3, 4, 5, 6, 7, 8, 9, 10 and 12 of Article V entitled “Officers.”

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	October 27, 2015

By:	/s/ Nicholas C. Fanandakis

Nicholas C. Fanandakis
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K (Commission file number 1-815) dated June 1, 2015).

3.2	Company’s Bylaws, as last amended effective October 22, 2015.

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

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

10.3*
Company’s Pension Restoration Plan, as last amended effective June 29, 2015 (incorporated by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.4*
Company’s Rules for Lump Sum Payments, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.4 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

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

10.15*
Separation Agreement dated October 5, 2015, by and between E.I. du Pont de Nemours and Company and Ellen J. Kullman (incorporate by reference to Exhibit 10.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated October 5, 2015).

10.16*
Form of 2015 Award Terms under the Company's Equity and Incentive Plan (incorporated by reference to Exhibit 10.14 to the company's Quarterly Report on 10-Q (Commission file number 1-815) for the period ended March 31, 2015).

10.17**
Separation Agreement by and between the Company and The Chemours Company (incorporated by reference to reference to Exhibit 2.1 to the company’s Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.18
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