Form 10-K
period 2015-12-31
DUPONT E I DE NEMOURS & CO
filed 2016-02-04
CIK 30554

2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
974 Centre Road
Wilmington, Delaware 19805
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
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
        The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2015, was approximately $57.8 billion.
        As of January 29, 2016, 871,681,000 shares (excludes 87,041,000 shares of treasury stock) of the company's common stock, $0.30 par value, were outstanding.
Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated By Reference In Part No.
The company's Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 27, 2016.	III

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

Part I

ITEM 1.  BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. Today, DuPont is creating higher growth and higher value by extending the company’s leadership in agriculture and nutrition, strengthening and growing capabilities in advanced materials and leveraging cross-company skills to develop a world-leading bio-based industrial business. Through these strategic priorities, DuPont helps customers find solutions to capitalize on areas of growing global demand — enabling more, safer, nutritious food; creating high-performance, cost-effective and energy efficient materials for a wide range of industries; and increasingly delivering renewably sourced bio-based materials and fuels. Total worldwide employment at December 31, 2015 was about 52,000 people. The company has operations in about 90 countries worldwide and 60 percent of consolidated net sales are made to customers outside the United States of America (U.S.). See Note 21 to the Consolidated Financial Statements for additional details on the location of the company's sales and property.

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

DuPont Dow Merger of Equals
On December 11, 2015, DuPont and The Dow Chemical Company (Dow) announced entry into an Agreement and Plan of Merger (the Merger Agreement), under which the companies will combine in an all-stock merger of equals. The merger transaction is expected to close and become effective (the Effective Time) in the second half of 2016, subject to customary closing conditions, including regulatory approvals and approvals by both DuPont and Dow shareholders. The combined company will be named DowDuPont.

DuPont and Dow intend to pursue, subject to the receipt of approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of one or more tax-efficient transactions (collectively, the Business Separations.)

Subject to the terms and conditions of the Merger Agreement, each share of common stock, par value $0.30 per share, of DuPont (DuPont Common Stock) issued and outstanding immediately prior to the Effective Time, excluding any shares of DuPont Common Stock that are held in treasury, will be converted into the right to receive 1.2820 shares of common stock, par value $0.01 per share, of DowDuPont (DowDuPont Common Stock), for each share of DuPont Common Stock with cash in lieu of any fractional share of DowDuPont. Each share of DuPont Preferred Stock-$4.50 Series and DuPont Preferred Stock-$3.50 Series, in each case issued and outstanding immediately prior to the Effective Time, shall remain issued and outstanding and be unaffected by the merger.

Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $2.50 per share, of Dow (the Dow Common Stock) issued and outstanding immediately prior to the Effective Time, excluding any shares of Dow Common Stock that are held in treasury, will be converted into the right to receive one share of DowDuPont Common Stock and each share of Cumulative Convertible Perpetual Preferred Stock, Series A, par value $1.00 per share, of Dow (the Dow Preferred) issued and outstanding immediately prior to the Effective Time will be automatically canceled and each holder of shares of Dow Preferred will be deemed to hold the same number of shares of preferred stock of DowDuPont on equivalent terms.

See the discussion entitled Dow DuPont Merger of Equals Part I, Item 1A, Risk Factors, and Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 to the Consolidated Financial Statements for further details and a discussion of some of the risks related to the transaction. Additional information about the Merger Agreement is set forth in the company's Current Report on Form 8-K filed with the SEC on December 11, 2015.

Part I
ITEM 1.  BUSINESS, continued

Spin-off of Performance Chemicals
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (Chemours). In accordance with generally accepted accounting principles in the U.S. (GAAP), the financial position and results of operations of the Performance Chemicals segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Additional details related to the separation can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 24 of this report and Note 3 to the Consolidated Financial Statements.

Productivity and Cost Savings Initiatives
On December 11, 2015, DuPont announced a 2016 global cost savings and restructuring plan designed to reduce $730 million in costs in 2016 compared with 2015, which represents a reduction of operating costs on a run-rate basis of about $1.0 billion by end of 2016. As part of the plan, the company committed to take structural actions across all businesses and staff functions globally to operate more efficiently by further consolidating businesses and aligning staff functions more closely with them.  In connection with the restructuring actions, the company recorded a pre-tax charge to earnings of $798 million in the fourth quarter 2015, comprised of $656 million of severance and related benefit costs, $109 million of asset related charges, and $33 million of contract termination costs. Additional details related to this plan can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 23 of this report and Note 4 to the Consolidated Financial Statements.

In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all businesses and functions.  DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment. As a result, during the years ended December 31, 2015 and 2014, pre-tax (benefits) charges of $(21) million and $541 million, respectively, were recorded. Additional details related to this plan can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 24 of this report and Note 4 to the Consolidated Financial Statements.

Business Segments
The company consists of 10 businesses which are aggregated into 6 reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture, Electronics & Communications, Industrial Biosciences, Nutrition & Health, Performance Materials and Safety & Protection. The company includes certain businesses not included in the reportable segments, such as pre-commercial programs, nonaligned businesses and pharmaceuticals in Other. Additional information with respect to business segment results is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 30 of this report and Note 22 to the Consolidated Financial Statements.

In November 2015, DuPont announced the consolidation of the DuPont Packaging & Industrial Polymers business with the DuPont Performance Polymers business within the Performance Materials segment, as well as the consolidation of the DuPont Protection Technologies business with the DuPont Building Innovations business within the Safety & Protection segment. Both consolidations will be effective on January 1, 2016. The consolidations will create greater efficiency and enhanced capabilities in the two segments where these businesses operate, the Performance Materials segment and the Safety & Protection segment, respectively. These changes will not result in a change in reportable segments.

DuPont Sustainable Solutions, within the company's Safety & Protection segment, is comprised of two business units: clean technologies and consulting solutions. Effective January 1, 2016, the clean technologies business unit will become part of the Industrial Biosciences segment with the focus on working with customers to improve the performance, productivity and sustainability of their products and processes. The company will explore a range of options to maximize the growth of the consulting solutions business unit which effective January 1, 2016 will be reported within Other. Sustainable solutions net sales accounted for about 2 percent of the company's total consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

Part I
ITEM 1.  BUSINESS, continued

Agriculture
Agriculture businesses, DuPont Pioneer (Pioneer) and DuPont Crop Protection (Crop Protection), leverage the company's technology, customer relationships and industry knowledge to improve the quantity, quality and safety of the global food supply and the global production agriculture industry. Land available for worldwide agricultural production is increasingly limited so production growth will need to be achieved principally through improving crop yields and productivity rather than through increases in planted area. The segment's businesses deliver a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity, including Pioneer® brand seed products and well-established brands of insecticides, fungicides and herbicides. Research and development focuses on leveraging technology to increase grower productivity and to enhance the value of grains and oilseeds through improved seed traits, superior seed germplasm and effective use of insecticides, herbicides and fungicides. Agriculture accounted for approximately 55 percent of the company's total research and development expense in 2015.

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

Pioneer is a world leader in developing, producing and marketing corn hybrids and soybean varieties which improve the productivity and profitability of its customers. Additionally, Pioneer develops, produces and markets canola, sunflower, sorghum, inoculants, wheat and rice. As the world's population grows and the middle class expands, the need for crops for animal feed, food, biofuels and industrial uses continues to increase. The business competes with other seed and plant biotechnology companies. Pioneer seed sales amounted to 27 percent, 27 percent and 28 percent of the company's total consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Pioneer is actively pursuing the development of innovations for corn hybrids, soybean varieties, canola, sunflower, wheat and rice based on market assessments of the most valuable opportunities. In corn seeds, programs include innovations for drought and nitrogen efficiency and insect protection. In soybean seeds, programs include products with enhanced end-use value and insect protection.

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

Part I
ITEM 1.  BUSINESS, continued

Crop Protection serves the global production agriculture industry with crop protection products for field crops such as wheat, corn, soybean and rice and specialty crops such as fruit, nut, vine and vegetables. Principle crop protection products are weed control, disease control and insect control offerings for foliar application or as a seed treatment. Crop Protection products are marketed and sold to growers and other end users through a network of wholesale distributors and crop input retailers. Sales for the business' insect control portfolio is led by DuPontTM Rynaxypyr® insecticide, a product that is used across a broad range of core agricultural crops.

The major commodities, raw materials and supplies for the Agriculture segment include: benzene derivatives, other aromatics and carbamic acid related intermediates, corn and soybean seeds, insect control products, natural gas and seed treatments.

Agriculture net sales outside the U.S. accounted for 50 percent of the segment's total sales in 2015.

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

In the consumer electronics markets, E&C materials add value across multiple devices, with growth driven largely by smart phones and tablets. The segment has a portfolio of materials for semiconductor fabrication and packaging, as well as innovative materials for circuit applications, to address critical needs of electronic component and device manufacturers. In packaging graphics, E&C is a leading supplier of flexographic printing systems, including Cyrel® photopolymer plates and platemaking systems. The segment is investing in new products to strengthen its market leadership position in advanced printing markets. The segment supplies pigmented inks used in digital printing applications for commercial and home office use. In the displays market, E&C has developed solution-process technology, which it licenses, and a growing range of materials for active matrix organic light emitting diode (AMOLED) television displays.

The major commodities, raw materials and supplies for E&C include: acrylic monomers, acetoxystyrene monomer, black and color pigments, styrenic block copolymers, color dyes, copper foil, difluoroethane, diglycolamine, DMAC, hydroxylamine, monomers and polymer resins, oxydianiline, polyester film, polymer films, precious metals and pyromellitic dianhydride.

E&C net sales outside the U.S. accounted for 80 percent of the segment's total sales in 2015.

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
Industrial Biosciences net sales outside the U.S. accounted for 57 percent of the segment's total sales in 2015.

Part I
ITEM 1.  BUSINESS, continued

Nutrition & Health
Nutrition & Health offers a wide range of sustainable, bio-based ingredients and advanced molecular diagnostic solutions, providing innovative solutions for specialty food ingredients, food nutrition, health and safety. The segment's product solutions include the wide-range of DuPont™ Danisco® food ingredients such as cultures and probiotics, notably Howaru®, emulsifiers, texturants, natural sweeteners such as Xivia® and Supro®soy-based food ingredients. These ingredients hold leading market positions based on industry leading innovation, knowledge and experience, relevant product portfolios and close-partnering with the world's food manufacturers. Nutrition & Health serves various end markets within the food industry including dairy, bakery, meat and beverage segments. Nutrition & Health has research, production and distribution operations around the world.

Nutrition & Health products are marketed and sold under a variety of brand names and are distributed primarily through its direct route to market. The direct route to market focuses on strong customer collaborations and insights with multinational customers and regional customers alike.

The major commodities, raw materials and supplies for the Nutrition & Health segment include: cellulose, gelatin, glycerol, guar, organic oils, peels, saccharides, seaweed, soybeans, sugars and yeasts.

Nutrition & Health net sales outside the U.S. accounted for 66 percent of the segment's total sales in 2015.

Performance Materials
DuPont Performance Materials (Performance Materials) includes DuPont Performance Polymers (Performance Polymers) and DuPont Packaging & Industrial Polymers (Packaging & Industrial Polymers) and provides its customers with innovative polymer science solutions and expert application development assistance to enhance the performance, reduce the total system cost and optimize the sustainability of their products. Solutions include productive, higher performance polymers, elastomers, films, parts, and systems and solutions which improve the uniqueness, functionality and profitability of its customers' offerings. Key market segments include automotive and transportation, packaging for food and beverages, electrical/electronic components, material handling, healthcare, construction, semiconductor and aerospace. The segment has several large customers, primarily in the motor vehicle OEM industry supply chain. The company has long-standing relationships with these customers and they are considered to be important to the segment's operating results.

Performance Materials product portfolio includes elastomers and thermoplastic and thermoset engineering polymers which are used by customers to fabricate components for mechanical, chemical and electrical systems. The main products include: DuPontTM Zytel® long chain polymers, Zytel® HTN nylon resins, Zytel® nylon resins, Crastin® PBT polymer resins, Rynite® polymer resins, Delrin® acetal resins, Hytrel® polyester thermoplastic elastomer resins, Vespel® parts and shapes, Vamac® ethylene acrylic elastomer and Kalrez® perfluoroelastomer.

Performance Materials also specializes in resins and films used in packaging and industrial polymer applications, sealants and adhesives and sporting goods. Key brands include: DuPontTM Surlyn® ionomer resins, Bynel® coextrudable adhesive resins, Elvax® EVA resins, Nucrel® Elvaloy®polymer modifiers and Elvaloy® copolymer resins. Performance Materials product portfolio also includes the DuPont Teijin Films joint venture, whose primary products are Mylar® and Melinex® polyester films.

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

The major commodities, raw materials and supplies for the Performance Materials segment include: acetic acid, acrylic monomers, adipic acid, butanediol, dimethyl terephthalate, dodecanedioic acid, ethane, fiberglass, hexamethylene diamine, methanol, methacrylic acid, methylacrylate, natural gas, paraxylene, perfluoromethylvinyl ether, polytetramethylene glycol, polyethylene, polyolefin resin,purified terephthalic acid, and vinyl acetate monomer.

Performance Materials net sales outside the U.S. accounted for 69 percent of the segment's total sales in 2015.

Part I
ITEM 1.  BUSINESS, continued

Safety & Protection
Safety & Protection businesses, DuPont Protection Technologies (Protection Technologies), DuPont Building Innovations (Building Innovations) and DuPont Sustainable Solutions (Sustainable Solutions), satisfy the growing global needs of businesses, governments and consumers for solutions that make life safer, healthier and more secure. By uniting market-driven science with the strength of highly regarded brands, the segment delivers products and services to a large number of markets, including construction, transportation, communications, industrial chemicals, oil and gas, electric utilities, automotive, manufacturing, defense, homeland security and safety consulting.

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

The major commodities, raw materials and supplies for the Safety & Protection segment include: alumina trihydrate, benzene, high density polyethylene, isophthaloyl chloride, metaphenylenediamine, methyl methacrylate, paraphenylenediamine, polyester resin, terephthaloyl chloride and quartz.

Safety & Protection net sales outside the U.S. accounted for 59 percent of the segment's total sales in 2015.

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

Intellectual Property
As a science and technology based company, DuPont believes that securing intellectual property is an important part of protecting its research. Some DuPont businesses operate in environments in which the availability and protection of intellectual property rights affect competition. (Information on the importance of intellectual property rights to Pioneer is included in Item 1 Agriculture business discussion beginning on page 4 of this report.)

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

Part I
ITEM 1.  BUSINESS, continued

Patents & Trademarks: DuPont continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. DuPont’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be leveraged to align with the company’s strategic priorities within and across segments. At December 31, 2015, the company owned over 21,300 patents with various expiration dates over the next 20 years. In addition to its owned patents, the company owns over 12,400 patent applications.

The company owns or licenses many trademarks that have significant recognition at the consumer retail level and/or business to business level. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

Research and Development
DuPont conducts research and development (R&D) programs across multiple fields including agriculture, biology, chemistry, engineering, and materials science in support of the company's strategic priorities of Agriculture & Nutrition, Bio-based Industrials, and Advanced Materials. DuPont accelerates market introductions and increases the impact of its offerings through collaboration with partners in the commercial sector (customers and value chain partners) and by working with governments, academia, and local communities around the world. DuPont’s R&D objectives are to leverage the company's unique world-class science and technology capabilities with its deep understanding of markets and value chains to drive revenue and profit growth for the company thereby delivering sustainable returns to our shareholders. DuPont's R&D investment is focused on delivering value to its customers while extending its leadership across the high-value, science-driven segments of the agriculture and food value chains, strengthening its lead as provider of differentiated, high-value advanced industrial materials, and building transformational new bio-based industrial businesses. Each business in the company undertakes R&D activities to support its objectives. In addition, the company directs R&D to support science-intensive new growth opportunities additive to the existing business portfolios. The R&D portfolio is managed by senior business and R&D leaders to ensure consistency with the corporate and business strategies and to capitalize on the application of emerging science. Additional information with respect to R&D related to Agriculture is included on page 4.

The company continues to protect its R&D investment through its intellectual property strategy. See discussion under "Intellectual Property".

Additional information with respect to R&D, including the amount incurred during each of the last three fiscal years, is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 26 of this report.

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 18, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 41, 46-48 and (3) Notes 1 and 16 to the Consolidated Financial Statements.

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

Part I
ITEM 1.  BUSINESS, continued

Executive Officers of the Registrant
Information related to the company's Executive Officers is included in Item 10, Directors, Executive Officers and Corporate Governance, beginning on page 51 of this report.

Part I
ITEM 1A.  RISK FACTORS

Risks relating to the Mergers
As described in Item 1, Part 1 Business, on December 11, 2015, DuPont and The Dow Chemical Company (Dow) agreed, subject to the terms and conditions of the Merger Agreement, to effect a strategic combination of their respective businesses by: (i) forming Diamond-Orion HoldCo, Inc., a corporation, organized under the laws of the State of Delaware and jointly owned by DuPont and Dow (HoldCo), (ii) Dow merging with a newly formed, wholly owned direct subsidiary of HoldCo, with Dow surviving such merger as a direct wholly owned subsidiary of HoldCo (the Dow Merger), and (iii) DuPont merging with a newly formed, wholly owned direct subsidiary of HoldCo, with DuPont surviving such merger as a direct, wholly owned subsidiary of HoldCo (the DuPont Merger and, together with the Dow Merger, the Mergers). Following the consummation of the Mergers, DuPont and Dow intend to pursue, subject to the receipt of approval by the board of directors of HoldCo, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of one or more tax-efficient transactions (collectively, the Business Separations).

The risk factors below should be read in conjunction with the risk factors related to the company’s operations set forth below and other information contained in this report. HoldCo will file a registration statement on Form S-4 with the SEC that will include a joint proxy statement/prospectus relating to the Mergers. DuPont urges you to read the registration statement on Form S-4 once it becomes available because it will contain important information about the Mergers, including relevant risk factors.

The consummation of the Mergers is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that are outside of DuPont’s and/or Dow’s control and that DuPont and/or Dow may be unable to obtain. The process to obtain regulatory approvals could prevent, or substantially delay, the consummation of the Mergers and DuPont cannot predict if regulators will impose additional conditions on HoldCo that may have an adverse effect on the combined company’s business or results of operations. As a result, one or more conditions to closing of the Mergers may not be satisfied and the Mergers may not be completed.
The ability to consummate the Mergers is subject to risks and uncertainties, including, but not limited to, the risks that the conditions to the Mergers are not satisfied, or if possible, waived including, among others (i) the adoption of the Merger Agreement by the stockholders of the common stock of each of DuPont and Dow; (ii) the receipt of certain domestic and foreign approvals under competition laws; (iii) DuPont and Dow reasonably determining that the DuPont Merger and the Dow Merger do not constitute an acquisition of a 50% or greater interest in DuPont and Dow, respectively, under the principles of Section 355(e) of the Internal Revenue Code; and (iv) the absence of governmental restraints or prohibitions preventing the consummation of either of the Mergers. The obligation of each of DuPont and Dow to consummate the Mergers is also conditioned on, among other things, the receipt of a tax opinion from the tax counsel as to the tax-free nature of each of the Mergers. DuPont cannot provide any assurance that the Mergers will be completed or that there will not be a delay in the completion of the Mergers. Additionally, if the Merger Agreement is terminated, DuPont may incur substantial fees in connection with the termination of the transaction and DuPont will not recognize the anticipated benefits of the Mergers. Regulatory authorities may refuse to permit the Mergers or may impose restrictions or conditions on the Mergers that may harm the combined company if the Mergers are completed. Failure to consummate the Mergers substantially as contemplated in the Merger Agreement on or before March 15, 2017 or if certain antitrust-related conditions to the closing have not been satisfied and the parties therefore elect to extend, June 15, 2017, could have a material adverse effect on the company’s stock price and results of operations.

Part I
ITEM 1A.  RISK FACTORS, continued

There can be no assurance that the expected benefits of the Mergers, including the Business Separations, will occur or be fully or timely realized.
The success of the Mergers will depend, in part, on the combined company’s ability to successfully combine the businesses of DuPont and Dow. If the combined company is not able to successfully combine the businesses of DuPont and Dow in an efficient and effective manner, including if the intended Business Separations are delayed or ultimately not consummated, the anticipated benefits, synergies operational efficiencies and cost savings may not be realized fully or at all, or may take longer to realize than expected, and the value of common stock, the revenues, levels of expenses and results of operations of the combined company may be adversely affected.

The combination of two independent businesses is a complex, costly and time consuming process, and the management of the combined company may face significant challenges in implementing such integration, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Mergers;

•	ongoing diversion of the attention of management from the operation of the combined company’s business as a result of the intended business separations;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•	challenges of managing a larger combined company addressing differences in business culture and retaining key personnel;

•	the possibility of faulty assumptions underlying expectations regarding the integration process, including with respect to the intended Business Separations;

•	unanticipated issues in integrating information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company and the intended Business Separations;

•	coordinating geographically separate organizations; and

•	unforeseen expenses or delays associated with the Mergers.

Some of these factors will be outside of the control of management and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenues which could materially impact the company’s business, financial conditions and results of operations. Difficulties in the integration process and other disruptions resulting from the Mergers, could adversely affect the combined company’s relationships with employees, suppliers, customers, distributors, licensors, and other stakeholders and could harm the reputations of DuPont, Dow and the combined company.

If the combined company is not able to adequately address integration challenges, the combined company may be unable to integrate successfully DuPont’s and Dow’s operations, effect the intended business separations or to realize the anticipated benefits of the transactions. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower and may take longer to achieve than anticipated.

DuPont will be subject to business uncertainties and contractual restrictions until the Mergers are consummated.
Uncertainty about the effect of the Mergers on employees, suppliers, customers, distributors, licensors and licensees as well as regulatory permits, licenses, contracts and other agreements, particularly for which  the Mergers could be deemed a “change-in-control” under the applicable  terms and conditions may have an adverse effect on DuPont, Dow and consequently on the combined company. Changes to existing business relationships, including termination or modification, could negatively affect each of DuPont’s and/or Dow's revenues, earnings and cash flow, as well as the market price of its common stock. These uncertainties may impair each party’s ability to attract, retain and motivate key personnel until the consummation of the Mergers, and could cause suppliers, customers and others that deal with the parties to seek to change existing business relationships with them. Retention of employees could be challenging during the pendency of the Mergers due to uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the combined company’s business following the consummation of the Mergers could be negatively impacted. Further, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of DuPont and Dow to the same extent that DuPont and Dow have previously been able to attract or retain their employees.

Part I
ITEM 1A.  RISK FACTORS, continued

In addition, the Merger Agreement restricts each of DuPont and Dow, without the consent of the other party, from making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and expenditures, paying dividends in excess of certain thresholds, repurchasing or issuing securities outside of existing share repurchase and equity award programs, and taking other specified actions until the earlier of the completion of the mergers or the termination of the merger agreement. These restrictions may prevent or delay pursuit of strategic corporate or business opportunities that may arise prior to the consummation of the Mergers. Adverse effects arising during the pendency of the Mergers could be exacerbated by any delays in consummation of the Mergers or termination of the Merger Agreement.

DuPont expects to incur substantial transaction-related costs in the connection with the Mergers.
DuPont expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the transaction. The substantial majority of these costs will be non-recurring expenses relating to the Mergers and the intended Business Separations, including costs relating to integration and separation planning. These costs could adversely affect the financial condition and results of operation of DuPont prior to the Mergers and of the combined company following the Mergers.
Risks Related to the Company’s Operations
The company's operations could be affected by various risks, many of which are beyond its control. Based on current information, the company believes that the following identifies the most significant risk factors that could affect its businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

The company’s operations outside the United States are subject to risks and restrictions, which could negatively affect our results of operations, financial condition, and cash flows.
The company’s operations outside the United States are subject to risks and restrictions, including fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Although DuPont has operations throughout the world, sales outside the U.S. in 2015 were principally to customers in Eurozone countries, China, Brazil, and Japan. Further, the company’s largest currency exposures are the European Euro, Brazilian Real, the Chinese Yuan, and the Japanese Yen. Market uncertainty or an economic downturn in these geographic areas could reduce demand for the company’s products and result in decreased sales volume, which could have a negative impact on DuPont’s results of operations. In addition, changes in exchange rates may affect the company’s results from operations, financial condition and cash flows in future periods. The company actively manages currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business.

Volatility in energy and raw materials costs could have a significant impact on the company's sales and earnings.
The company's manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond the control of the company. Significant variations in the cost of energy, which primarily reflect market prices for oil, natural gas, and raw materials affect the company's operating results from period to period. Legislation to address climate change by reducing greenhouse gas emissions and establishing a price on carbon could create increases in energy costs and price volatility.

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

Unpredictable seasonal and weather factors could impact sales and earnings from the company’s Agriculture segment.
The agriculture industry is subject to seasonal and weather factors, which can vary unpredictably from period to period. Weather factors can affect the presence of disease and pests on a regional basis and, accordingly, can positively or adversely affect the demand for crop protection products, including the mix of products used. The weather also can affect the quality, volume and cost of seeds produced for sale as well as demand and product mix. Seed yields can be higher or lower than planned, which could lead to higher inventory and related-write-offs and affect ability to supply.

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

The company has designed and implemented internal controls to restrict access to and distribution of its intellectual property. Despite these precautions, the company's intellectual property is vulnerable to unauthorized access through employee error or actions, theft and cybersecurity incidents, and other security breaches. When unauthorized access and use or counterfeit products are discovered, the company reports such situations to governmental authorities for investigation, as appropriate, and takes measures to mitigate any potential impact. Protecting intellectual property related to biotechnology is particularly challenging because theft is difficult to detect and biotechnology can be self-replicating. Accordingly, the impact of such theft can be significant. See Part I, Item 1 for additional details on the company's intellectual property.

Part I
ITEM 1A.  RISK FACTORS, continued

Market acceptance, government policies, rules, regulations and competition could affect the company's ability in certain markets to generate and sustain sales or affect profitability from products based on biotechnology.
The company is using biotechnology to create and improve products, particularly in its Agriculture and Industrial Biosciences segments. The company is also using biotechnology in the development of certain products and pre-commercial programs in Other. These products enable cost and process benefits, better product performance and functionality, and improve environmental outcomes in a broad range of products, technologies and processes such as seeds, enzymes, animal nutrition, detergents, food ingredients, ethanol production and industrial applications. The company's ability to generate and sustain sales from such products could be impacted by market acceptance, including perception of benefits and costs relative to products based on conventional technologies, as well as governmental policies, laws and regulations that affect the development, manufacture and commercialization of products, particularly the testing and planting of seeds containing biotechnology traits and the import of grains, food and food ingredients and other products derived from those seeds.

In order to maintain its right to produce or sell existing products or to commercialize new products containing biotechnology traits, particularly seed products, the company must be able to demonstrate its ability to satisfy the requirements of regulatory agencies. Sales into and use of seeds with biotechnology traits in jurisdictions where cultivation has been approved could be affected if key import markets have not approved the import of grains, food and food ingredients and other products derived from those seeds. If import of grains, food and food ingredients and other products derived from those seeds containing such biotechnology traits occurs in these markets, it could lead to disruption in trade and potential liability for the company.

In addition, the company’s regulatory compliance could be affected by the detection of low level presence of biotechnology traits in conventional seed or products produced from such seed. Furthermore, the detection of biotechnology traits not approved in the country of cultivation may affect the company’s ability to supply product and could affect exports of products produced from such seeds and even result in crop destruction or product recalls.

DuPont’s ability to obtain and maintain regulatory approval for some of its products in the Agriculture segment could limit sales or affect profitability in certain markets.
In most jurisdictions, the company must test the safety, efficacy and environmental impact of its Agricultural products to satisfy regulatory requirements and obtain the necessary approvals. In certain jurisdictions the company must periodically renew its approvals which may require it to demonstrate compliance with then-current standards. The regulatory environment is lengthy, complex and in some markets unpredictable, with requirements that can vary by product, technology, industry and country. The regulatory environment may be impacted by the activities of non-governmental organizations and special interest groups and stakeholder reaction to actual or perceived impacts of new technology, products or processes on safety, health and the environment. Obtaining and maintaining regulatory approvals requires submitting a significant amount of information and data, which may require participation from technology providers. Regulatory standards and trial procedures are continuously changing. The pace of change together with the lack of regulatory harmony could result in unintended noncompliance.

Responding to these changes and meeting existing and new requirements may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability.  The failure to receive necessary permits or approvals could have near- and long-term effects on the company’s ability to produce and sell some current and future products.

The company might not realize all of the expected benefits from cost and productivity initiatives to the extent and as anticipated.
In connection with its ongoing review of costs, working capital performance and capital spending, in December 2015, the company announced a global cost savings and restructuring plan designed to reduce costs in 2016 by $730 million as compared with 2015. Also in connection with this review, the company has elected to defer certain projects including the design, testing and deployment of a multi-year, phased implementation of an enterprise resource planning (ERP) system to integrate, simplify and standardize processes and systems for information technology, sourcing and finance functions. The company has no current intention to abandon the ERP implementation. However, depending on the length of the deferment and future implementation plans, the company’s current investment could become impaired and significant additional investment could be required. Failure to effectively implement cost and productivity initiatives, including the 2016 global cost savings and restructuring plan as planned could adversely affect the company’s financial results.

Part I
ITEM 1A.  RISK FACTORS, continued

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

At December 31, 2015, the company had recognized a liability of $492 million related to the matters. Since considerable uncertainty exists, under adverse changes in circumstances, the potential liability may range up to $1.0 billion above the amount accrued at December 31, 2015. As described in Note 3 to the Consolidated Financial Statements, DuPont and Chemours entered a Separation Agreement in connection with the spin-off of Chemours on July 1, 2015. Pursuant to the Separation Agreement, the company is indemnified by Chemours for certain environmental matters that have an estimated liability of $291 million as of December 31, 2015 and a potential exposure that ranges up to approximately $610 million above the amount accrued. As such, the company has recorded an indemnification asset of $291 million corresponding to the company’s accrual balance related to these matters at December 31, 2015. If based on the actions, results of operations or financial position of Chemours, it were no longer probable that the Chemours’ indemnification obligations would be satisfied, then the company could not continue to recognize the related indemnification asset adversely impacting DuPont’s financial position.

Additional details on the company’s risks associated with environmental laws, regulations and environmental liabilities can be found in Part I, Item 1, Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 46 of this report and Note 16 to the Consolidated Financial Statements.

Part I
ITEM 1A.  RISK FACTORS, continued

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

Pursuant to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. If based on the actions, results of operations or financial position of Chemours, it were no longer probable that the Chemours’ indemnification obligations would be satisfied, then the company could not continue to recognize the related indemnification asset adversely impacting DuPont’s financial position.

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
The company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are approximately 290 principal sites in total. The number of sites used by their applicable segment(s) by major geographic area around the world is as follows:

	Number of Sites
	Agriculture	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials	Safety & Protection	Total [1]
Asia Pacific	23	10	1	13	13	9	69
EMEA[2]	26	3	7	26	6	4	72
Latin America	22	—	1	10	1	3	37
U.S. & Canada	61	17	7	16	12	11	124
	132	30	16	65	32	27	302

1.	Sites that are used by multiple segments are included more than once in the figures above.

2.	Europe, Middle East, and Africa (EMEA).
The company's plants and equipment are well maintained and in good operating condition. The company believes it has sufficient production capacity to meet demand in 2016. Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

DuPont recognizes that the security and safety of its operations are critical to its employees, community and to the future of the company. As such, the company has merged chemical site security into its safety core value where it serves as an integral part of its long standing safety culture. Physical security measures have been combined with process safety measures (including the use of inherently safer technology), administrative procedures and emergency response preparedness into an integrated security plan. The company has conducted vulnerability assessments at operating facilities in the U.S. and high priority sites worldwide and identified and implemented appropriate measures to protect these facilities from physical and cyber-attacks. DuPont is working with carriers, including railroad, shipping and trucking companies, to secure chemicals in transit.

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

LaPorte Plant, LaPorte, Texas - Crop Protection
On November 15, 2014 there was a release of methyl mercaptan at the company’s LaPorte facility.  The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont is continuing its investigation into the incident. Several governmental agencies also are conducting their own investigations. DuPont is cooperating with these agency reviews. In May 2015, the Occupational Safety & Health Administration (OSHA) cited the company for eight serious and one repeat violation with an associated penalty of $99,000. The company is contesting OSHA’s findings.

LaPorte Plant, LaPorte, Texas - OSHA Process Safety Management (PSM) Audit
In 2015, OSHA conducted a PSM audit of the Crop Protection and Fluoroproducts units at the LaPorte Plant. In July 2015, OSHA cited the company for three willful, one repeat and four serious PSM violations and placed the company in its Severe Violator Enforcement Program. OSHA has proposed a penalty of $273,000. The company is contesting OSHA’s findings.

Sabine Plant, Orange, Texas
In June 2012, DuPont began discussions with DOJ and EPA related to a multimedia inspection that EPA conducted at the Sabine facility in March 2009. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions, including leak detection and repair.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was approximately 62,000 at January 29, 2016.

Holders of the company's common stock are entitled to receive dividends when they are declared by the Board of Directors. While it is not a guarantee of future conduct, the company has continuously paid a quarterly dividend since the fourth quarter 1904. Dividends on common stock and preferred stock are usually declared in January, April, July and October. When dividends on common stock are declared, they are usually paid mid-March, June, September and December. Preferred dividends are paid on or about the 25th of January, April, July and October. The Stock Transfer Agent and Registrar is Computershare Trust Company, N.A.

The company's quarterly high and low trading stock prices and dividends per common share for 2015 and 2014 are shown below.

	Market Prices[1]
2015	High	Low	Per Share Dividend Declared
Fourth Quarter	$75.72	$47.43	$0.38	[2]
Third Quarter	61.93	47.11	0.38	[2]
Second Quarter	75.80	63.55	0.49
First Quarter	80.65	70.19	0.47

2014
Fourth Quarter	$75.82	$64.55	$0.47
Third Quarter	72.92	63.70	0.47
Second Quarter	69.75	64.35	0.45
First Quarter	67.95	59.35	0.45

1.	Historical market prices do not reflect any adjustment for the impact of the spin-off of Chemours.

2.	Per share dividend declared includes impact of the spin-off of Chemours.

Issuer Purchases of Equity Securities
In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan. There is no required completion date for purchases under this plan.

In the first quarter 2015, DuPont announced its intention to buy back shares of about $4 billion using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2 billion to be purchased and retired by December 31, 2015 with the remainder to be purchased and retired by December 31, 2016 . In August 2015, the company entered an accelerated share repurchase (ASR) agreement. Under the terms of the ASR agreement, the company paid $2 billion to the financial institution and received and retired 35 million shares at an average price of $57.16 per share.

DuPont’s objective continues to be to complete the remaining $2 billion stock buyback by year end December 31, 2016. However, as a result of the planned merger of equals with Dow, the company expects it will have limited opportunities to enter the market prior to the shareholder vote on the merger. After the vote, the company plans to make repurchases.

See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 37 of this report and Note 17 to the Consolidated Financial Statements for additional information.

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, continued

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended December 31, 2015:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Programs(1) (Dollars in millions)
December:
ASR(2)	6,208,599	$57.16	6,208,599
Total	6,208,599		6,208,599	$4,647

1.	Represents approximate value of shares that may yet be purchased under the 2014 and 2015 plans.

2.	Shares purchased in December 2015 include the final share delivery amount under the August ASR agreement.

Stock Performance Graph
The following graph presents the cumulative five-year total shareholder return for the company's common stock compared with the S&P 500 Stock Index and the Dow Jones Industrial Average.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
DuPont	$100	$95	$96	$144	$168	$164
S&P 500 Index	100	102	118	157	178	181
Dow Jones Industrial Average	100	108	119	155	170	171
The graph assumes that the values of DuPont common stock, the S&P 500 Stock Index and the Dow Jones Industrial Average were each $100 on December 31, 2010 and that all dividends were reinvested.

Part II
ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per share)	2015	2014	2013	2012	2011
Summary of operations[1]
Net sales	$25,130	$28,406	$28,998	$27,610	$25,883
Employee separation / asset related charges, net	$810	$476	$112	$457	$53
Income from continuing operations before income taxes	$2,591	$4,313	$2,566	$1,290	$1,715
Provision for income taxes on continuing operations	$696	$1,168	$360	$122	$59
Net income attributable to DuPont	$1,953	$3,625	$4,848	$2,755	$3,559
Basic earnings per share of common stock from continuing operations	$2.10	$3.42	$2.36	$1.21	$1.73
Diluted earnings per share of common stock from continuing operations	$2.09	$3.39	$2.34	$1.20	$1.71
Financial position at year-end
Working capital[2]	$7,402	$8,517	$10,541	$7,173	$6,452
Total assets	$41,166	$50,490	$52,142	$50,339	$49,062
Borrowings and capital lease obligations
Short-term	$1,165	$1,422	$1,721	$1,275	$817
Long-term	$7,642	$9,233	$10,699	$10,429	$11,691
Total equity	$10,200	$13,378	$16,286	$10,299	$9,208
General
For the year
Purchases of property, plant & equipment and investments in affiliates	$1,705	$2,062	$1,940	$1,890	$1,910
Depreciation[1]	$978	$1,006	$1,027	$1,065	$941
Research and development expense[1]	$1,898	$1,958	$2,037	$2,001	$1,843
Weighted-average number of common shares outstanding (millions)
Basic	894	915	926	933	928
Diluted	900	922	933	942	941
Dividends per common share	$1.72	$1.84	$1.78	$1.70	$1.64
At year-end
Employees (thousands)[3]	52	54	55	61	61
Closing stock price	$66.60	$73.94	$64.97	$44.98	$45.78
Common stockholders of record (thousands)	63	66	70	74	78

1.	Information has been restated to reflect the impact of discontinued operations, as applicable. See Note 1, Basis of Presentation, to the Consolidated Financial Statements for further information.

2.
Working capital has been restated to exclude the assets and liabilities related to the Performance Chemicals segment. The assets and liabilities related to the Performance Chemicals business are presented as assets of discontinued operations and liabilities of discontinued operations, respectively, in the Consolidated Balance Sheets for all periods presented. At December 31, 2012, working capital included approximately $2 billion of net assets related to the Performance Coatings business, of which approximately $1.3 billion was previously considered to be noncurrent and was classified as held for sale as of December 31, 2012. Working capital at December 31, 2013 includes cash received from the sale of the Performance Coatings business. See Note 3 to the Consolidated Financial Statements for further information.

3.	Number of employees excludes employees associated with the Performance Chemicals segment for all periods presented.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements which may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, regulatory approval, market position, anticipated benefits of recent acquisitions, timing of anticipated benefits from restructuring actions, outcome of contingencies, such as litigation and environmental matters, expenditures, financial results, and timing of, as well as expected benefits, including synergies, from the proposed merger with The Dow Chemical Company (Dow) and intended post-merger separations, are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the company's control. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements are:

•
Risks related to the agreement between DuPont and Dow to effect an all-stock merger of equals, including the completion of the proposed transaction on anticipated terms and timing, the ability to fully and timely realize the expected benefits of the proposed transaction and risks related to the intended business separations contemplated to occur after the completion of the proposed transaction;

•	Volatility in energy and raw material prices;

•	Failure to develop and market new products and optimally manage product life cycles;

•	Outcome of significant litigation and environmental matters, including those related to divested businesses, including realization of associated indemnification assets, if any;

•	Failure to appropriately manage process safety and product stewardship issues;

•	Ability to obtain and maintain regulatory approval for its products especially in the Agriculture segment;

•	Failure to realize all of the expected benefits from cost and productivity initiatives to the extent and as anticipated;

•	Effect of changes in tax, environmental and other laws and regulations or political conditions in the United States of America (U.S.) and other countries in which the company operates;

•	Conditions in the global economy and global capital markets, including economic factors such as inflation, deflation, fluctuation in currency rates, interest rates and commodity prices;

•	Failure to appropriately respond to market acceptance, government rules, regulations and policies affecting products based on biotechnology;

•
Impact of business disruptions, including supply disruptions, and security threats, regardless of cause, including acts of sabotage, cyber-attacks, terrorism or war, natural disasters and weather events and patterns which could affect demand as well as availability of product, particularly in the Agriculture segment;

•	Ability to discover, develop and protect new technologies and enforce the company's intellectual property rights; and

•	Successful integration of acquired businesses and separation of underperforming or non-strategic assets or businesses.

For some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A beginning on page 10.

Overview

DuPont Dow Merger of Equals    On December 11, 2015, DuPont and Dow announced entry into an Agreement and Plan of Merger (the Merger Agreement), under which the companies will combine in an all-stock merger of equals. The merger transaction is expected to close in the second half of 2016, subject to customary closing conditions, including regulatory approvals and approvals by both DuPont and Dow shareholders. The combined company will be named DowDuPont.

DuPont and Dow intend to pursue, subject to the receipt of approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of one or more tax-efficient transactions (collectively, the Business Separations.)

In connection with the planned merger, the company incurred $10 million in transaction related costs, which were recorded in selling, general and administrative expenses in the Consolidated Income Statement for the year ended December 31, 2015.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See the discussion entitled Dow DuPont Merger of Equals under Part 1, Item 1 Business of this report, Part 1, Item 1A, Risk Factors, and Note 2 to the Consolidated Financial Statements for further details and a discussion of some of the risks related to the transaction.

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

Strategy DuPont’s near term focus is to deliver earnings growth while positioning the businesses to compete successfully over the long term; continue to improve capital allocation and working capital performance; and complete the proposed merger of equals with Dow.

DuPont has dramatically refined its portfolio to focus investment in areas of significant opportunity and secular growth; enhanced its innovation platform to deliver substantial revenues from new products; increased focus on efficiency, cost discipline, and accountability; and expanded markets geographically. The company is better connecting its laboratories and the marketplace, and striving for faster, more effective execution in delivering innovative solutions for customers.

The goal is to increase agility and responsiveness to market conditions, a necessity to win in a globally competitive environment, and drive growth across three strategic priorities: extending leadership in agriculture and nutrition, strengthening and growing advanced materials capabilities, and leveraging science to develop a world leading bio-based industrial business.

The company is committed to maintaining a strong balance sheet and to return excess cash to shareholders unless there is a compelling opportunity to invest for growth.

Results    Net sales of $25.1 billion, were down 12 percent versus prior year, principally reflecting 7 percent negative impact from currency, 3 percent lower volume and 2 percent negative impact from portfolio changes. Income from continuing operations after income taxes declined from $3.1 billion to $1.9 billion, reflecting lower segment operating earnings, the absence of prior year gains on businesses and other assets, and higher restructuring charges, partially offset by costs savings associated with the 2014 redesign initiative and restructuring plan. Total pre-tax segment operating earnings of $4.2 billion, were 16 percent below last year, principally due to the negative impact of currency of about $785 million and lower volumes driven by weakness in agriculture markets, partially offset by costs savings associated with the 2014 operational redesign initiative and restructuring plan.

Analysis of Operations
2016 Global Cost Savings and Restructuring Plan     On December 11, 2015, DuPont announced a 2016 global cost savings and restructuring plan designed to reduce $730 million in costs in 2016 compared with 2015, which represents a reduction of operating costs on a run-rate basis of about $1.0 billion by end of 2016. As part of the plan, the company committed to take structural actions across all businesses and staff functions globally to operate more efficiently by further consolidating businesses and aligning staff functions more closely with them.  In connection with the restructuring actions, the company recorded a pre-tax charge to earnings of $798 million in the fourth quarter 2015, comprised of $656 million of severance and related benefit costs, $109 million of asset related charges, and $33 million of contract termination costs.  Future cash expenditures related to this charge are anticipated to be approximately $680 million, primarily related to the payment of severance and related benefits.  The restructuring actions associated with this charge are expected to impact approximately 10 percent of DuPont’s workforce and to be substantially complete in 2016. The company anticipates additional charges could occur in relation to the restructuring actions, which it cannot reasonably estimate at this time.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Redesign Initiative and 2014 Restructuring Plan In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all businesses and functions.  DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment. As a result, during the years ended December 31, 2015 and 2014 pre-tax (benefits) charges of $(21) million and $541 million, respectively, were recorded. Cost reductions from the 2014 operational redesign are essentially complete and for full year 2015, the company delivered incremental cost savings of approximately $0.40 per share year over year. Additional details related to this plan can be found in Note 4 to the Consolidated Financial Statements.

Separation of Performance Chemicals In October 2013, DuPont announced its intention to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders, subject to customary closing conditions.  In July 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (Chemours).

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2015	2014	2013
NET SALES	$25,130	$28,406	$28,998

2015 versus 2014   The table below shows a regional breakdown of 2015 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
(Dollars in billions)	2015 Net Sales	Percent Change vs. 2014	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$25.1	(12)	—	(7)	(3)	(2)
U.S. & Canada	10.8	(6)	(2)	(1)	(2)	(1)
EMEA[1]	6.0	(17)	2	(15)	(2)	(2)
Asia Pacific	5.6	(9)	(2)	(3)	(2)	(2)
Latin America	2.7	(23)	2	(15)	(9)	(1)

1.	Europe, Middle East, and Africa (EMEA).

Net sales of $25.1 billion were down 12 percent versus prior year reflecting a 7 percent negative impact from weaker currencies, particularly the Brazilian Real and the European Euro, 3 percent lower volume and a 2 percent negative impact from the absence of sales from divested businesses. Lower volume principally reflects a 6 percent decline in Agriculture that was primarily driven by lower seed volume and reduced demand for insect control products in Latin America, and a 7 percent decline in volumes for Electronics & Communications, primarily driven by competitive pressures impacting sales of Solamet® paste. These declines more than offset volume growth for Performance Materials, Nutrition & Health, and Industrial Biosciences. Portfolio and other reflects the impact of the prior year sales of Glass Laminating Solutions/Vinyls within the Performance Materials segment and Sontara® within the Safety & Protection segment. The impact from local prices and product mix was about even with prior year as 3 percent higher Agriculture prices were offset primarily by lower prices in Performance Materials and Electronics & Communications. Net sales in developing markets were $8.2 billion, 33 percent of total company net sales versus 34 percent in 2014, representing a slight decline principally due to lower Agriculture volume in Latin America. Developing markets include China, India, countries located in Latin America, Eastern and Central Europe, Middle East, Africa and South East Asia.
2014 versus 2013   The table below shows a regional breakdown of 2014 consolidated net sales based on location of customers and percentage variances from 2013:

			Percent Change Due to:
(Dollars in billions)	2014 Net Sales	Percent Change vs. 2013	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$28.4	(2)	—	(1)	—	(1)
U.S. & Canada	11.4	(3)	—	—	(2)	(1)
EMEA[1]	7.3	2	1	—	2	(1)
Asia Pacific	6.2	(2)	(1)	(2)	3	(2)
Latin America	3.5	(7)	(1)	(3)	(2)	(1)

1.	Europe, Middle East, and Africa (EMEA).

Net sales of $28.4 billion were 2 percent below prior year including a 1 percent reduction from portfolio changes, primarily in the Performance Materials Segment, and a 1 percent negative currency impact reflecting the stronger U.S. dollar versus most currencies. Local prices were flat as 1 percent higher Agriculture prices were offset by lower prices in Electronics & Communication, primarily from lower metals prices. In developing markets, sales declined 1 percent to $9.7 billion. Sales in developing markets represented 34 percent of total company sales in 2014 and 2013.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2015	2014	2013
COST OF GOODS SOLD	$15,112	$17,023	$17,642
As a percent of net sales	60%	60%	61%

2015 versus 2014    Cost of goods sold (COGS) decreased $1.9 billion, or 11 percent, principally reflecting declines from currency due to the strengthening of the U.S. dollar verses global currencies, productivity improvements, impacts of portfolio changes, lower volume and lower raw material costs. COGS as a percent of sales was unchanged from prior year at 60 percent as the benefit of productivity improvements offset the negative impact of currency which decreased sales by 7 percent and COGS by 4 percent.

2014 versus 2013   COGS decreased 4 percent to $17.0 billion and decreased as a percentage of sales by 1 percent, principally due to portfolio changes, lower pension and OPEB costs and lower costs for metals and other raw materials.

(Dollars in millions)	2015	2014	2013
OTHER OPERATING CHARGES	$459	$645	$1,222
As a percent of net sales	2%	2%	4%

2015 versus 2014   Other operating charges decreased $186 million, or 29 percent, principally reflecting $130 million reduction in the estimated liability related to Imprelis® herbicide claims, cost savings from the company's operational redesign initiative partially offset by lower insurance recoveries year over year related to Imprelis® herbicide claims.

2014 versus 2013   Other operating charges decreased $577 million to $645 million, and decreased as a percentage of sales by 2 percent, principally due to the absence of prior year charges for Imprelis® herbicide claims and current year insurance recoveries.

See Note 16 to the Consolidated Financial Statements for more information related to the the Imprelis® matter.

(Dollars in millions)	2015	2014	2013
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$4,615	$4,891	$5,342
As a percent of net sales	18%	17%	18%

2015 versus 2014    The $276 million decrease was primarily due to the strengthening of the U.S. dollar versus global currencies, cost savings from the company's operational redesign initiative, and lower selling and commission expense, mainly within the Agriculture segment, partially offset by an increase in pension and OPEB costs. Selling, general and administrative expenses as a percentage of net sales increased by 1 percent, primarily due to lower sales and higher pension and OPEB costs.

2014 versus 2013    The $451 million decrease was largely attributable to lower pension and OPEB costs and lower sales commissions within the Agriculture segment. Selling, general and administrative expenses as a percentage of net sales decreased by 1 percent, primarily due to lower pension and OPEB costs.

(Dollars in millions)	2015	2014	2013
RESEARCH AND DEVELOPMENT EXPENSE	$1,898	$1,958	$2,037
As a percent of net sales	8%	7%	7%

2015 versus 2014    The $60 million decrease was primarily due to the strengthening of the U.S. dollar versus global currencies, cost savings from the company's operational redesign initiative, partially offset by higher pension and OPEB costs. Research and development expense as a percent of sales increased due to lower sales.

2014 versus 2013    The $79 million decrease was primarily attributable to lower pension and OPEB costs and lower spending for Agriculture and Electronic & Communications programs.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2015	2014	2013
OTHER INCOME, NET	$(697)	$(1,277)	$(371)

2015 versus 2014 The $580 million decrease was primarily due to the absence of prior year gains on sales of businesses and other assets, including a $391 million gain on the sale of GLS/Vinyls, within the Performance Materials segment, and a $240 million gain on the sale of copper fungicides and land management businesses, both within the Agriculture segment, partially offset by gains on sales of businesses and assets in 2015, primarily in the Agriculture and Performance Materials segments. In addition, pre-tax exchange gains decreased $166 million compared to prior year driven by lower gains on foreign currency exchange contracts. See Note 5 and 20 to the Consolidated Financial Statements for further discussion of the company's policy of hedging the foreign currency-denominated monetary assets and liabilities. These decreases were partially offset by $145 million gain associated with the company's settlement of a legal claim related to the Safety & Protection segment and $85 million increase in equity in earnings of affiliates, primarily due to the absence of $65 million for charges associated with the restructuring actions of a joint venture within the Performance Materials segment recorded in 2014.

2014 versus 2013   The $906 million increase was primarily due to $710 million of gains on sales of businesses and other assets, including a $391 million gain on the sale of GLS/Vinyls, within the Performance Materials segment, and a $240 million gain on the sale of copper fungicides and land management businesses, both within the Agriculture segment. There were additional net exchange gains of $297 million, partially offset by $65 million for charges associated with the restructuring actions of a joint venture within the Performance Materials segment and the absence of the $26 million re-measurement gain on equity method investment in 2013.

Additional information related to the company's other income, net is included in Note 5 to the Consolidated Financial Statements.

(Dollars in millions)	2015	2014	2013
INTEREST EXPENSE	$342	$377	$448

The $35 million decrease in 2015 was primarily due to lower average borrowings partially offset by slightly higher average interest rates compared to prior year.

The $71 million decrease in 2014 was due to lower average borrowings as average interest rates were essentially unchanged in each year.

(Dollars in millions)	2015	2014	2013
EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET	$810	$476	$112

The $810 million in charges recorded during 2015 in employee separation / asset related charges, net consist of a $793 million charge related to the 2016 restructuring plan discussed below, a $38 million impairment charge discussed below, partly offset by a $21 million net benefit related to the 2014 restructuring plan. The $21 million net benefit was recorded to adjust the estimated costs associated with the 2014 restructuring program due to lower than estimated individual severance costs and workforce reductions achieved through non-severance programs, offset by the identification of additional projects in certain segments.

On December 11, 2015, DuPont announced a 2016 global cost savings and restructuring plan designed to reduce $730 million in costs compared to 2015. As part of the plan, the company committed to take structural actions across all businesses and staff functions globally to operate more efficiently by further consolidating businesses and aligning staff functions more closely with them. As a result, during the year ended December 31, 2015, a pre-tax charge of $798 million was recorded, consisting of $793 million of employee separation / asset related charges, net and $5 million in other income, net. The charges consisted of $656 million in severance and related benefit costs, $109 million in asset related charges, and $33 million in contract termination charges. Future cash expenditures related to this charge are anticipated to be approximately $680 million, primarily related to the payment of severance and related benefits.  The restructuring actions associated with this charge are expected to impact approximately 10 percent of DuPont’s workforce and to be substantially complete in 2016.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The $476 million in charges recorded during 2014 in employee separation / asset related charges, net related to the 2014 global, multi-year initiative to redesign its global organization and operating model to improve productivity and agility across all businesses and functions.  DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment. As a result, during the year ended December 31, 2014, a pre-tax charge of $541 million was recorded, consisting of $476 million in employee separation / asset related charges, net and $65 million in other income, net. The charges consisted of $301 million severance and related benefit costs, $17 million of other non-personnel costs, and $223 million of asset related costs, including $65 million of costs associated with the restructuring actions of a joint venture within the Performance Materials segment. The actions associated with this charge and all related payments are substantially complete.

The $112 million in charges recorded during 2013 in employee separation / asset related charges, net consisted of a net $17 million restructuring benefit and a $129 million asset impairment charge discussed below. The net $17 million restructuring benefit consisted of a $26 million benefit associated with prior year restructuring programs offset by a $9 million charge resulting from restructuring actions related to a joint venture within the Performance Materials segment. The majority of the $26 million benefit was due to the achievement of work force reductions through non-severance programs associated with the 2012 restructuring program.

Asset Impairments
During 2015, the company recorded an impairment charge of $38 million in the Other segment, the majority relating to an impairment of a cost basis investment.

During 2013, the company recorded an asset impairment charge of $129 million to write-down the carrying value of an asset group, within the Electronics & Communications segment, to fair value.

Additional details related to the restructuring programs and asset impairments discussed above can be found in Note 4 to the Consolidated Financial Statements.

Below is a summary of the net impact related to items recorded in employee separation / asset related charges, net:

(Dollars in millions)	2015 (Charges) and Credits	2014 (Charges) and Credits	2013 (Charges) and Credits
Agriculture	$(164)	$(134)	$1
Electronics & Communications	(78)	(84)	(131)
Industrial Biosciences	(52)	(13)	1
Nutrition & Health	(50)	(15)	6
Performance Materials	(58)	(34)	(6)
Safety & Protection	(49)	(52)	4
Other	(40)	(22)	1
Corporate expenses	(319)	(122)	12
Total Charges	$(810)	$(476)	$(112)

(Dollars in millions)	2015	2014	2013
PROVISION FOR INCOME TAXES ON CONTINUING OPERATIONS	$696	$1,168	$360
Effective income tax rate	26.9%	27.1%	14.0%

In 2015, the company recorded a tax provision on continuing operations of $0.7 billion, reflecting a $0.5 billion decrease from 2014. The decrease was largely due to the impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations, the absence of 2014 gains on sales of businesses and other assets in the Performance Materials and Agriculture segments, as well as increased tax benefits on employee separation/asset related charges.

In 2014, the company recorded a tax provision on continuing operations of $1.2 billion, reflecting a $0.8 billion increase from 2013, largely due to the impact associated with the company’s policy of hedging the foreign currency-denominated monetary

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

assets and liabilities of its operations, gains on sales of businesses and other assets in the Performance Materials and Agriculture segments, and the impact of Imprelis® charges in 2013 versus additional insurance recoveries in 2014. These impacts were partially offset by increased tax benefits on employee separation/asset related charges. The higher effective tax rate principally reflects the impact of foreign exchange losses on net monetary assets for which no corresponding tax benefit is realized, in addition to the impact of the Venezuelan bolivar devaluation which is also nondeductible.

See Note 6 to the Consolidated Financial Statements for additional details related to the provision for income taxes on continuing operations, as well as items that significantly impact the company's effective income tax rate.

(Dollars in millions)	2015	2014	2013
INCOME FROM CONTINUING OPERATIONS AFTER INCOME TAXES	$1,895	$3,145	$2,206

Income from continuing operations after income taxes for 2015 was $1.9 billion compared to $3.1 billion in 2014 and $2.2 billion in 2013. The changes between periods were due to the reasons noted above.

Corporate Outlook
Current difficult global economic conditions in agriculture and slower growth in emerging markets are expected to continue challenging the company’s sales growth in 2016. The company expects headwinds from currency due to the continued strengthening of the U.S. dollar which is expected to be most significant in the first half of 2016. Growth in emerging markets is expected to slow, leading to a shift in the company’s earnings mix to higher tax jurisdictions. The company expects income from continuing operations in 2016 will benefit from $730 million reduction in costs as a result of the 2016 global cost savings and restructuring plan.  These cost reductions will be weighted toward the second half of 2016 reflecting implementation of specific actions during the first and second quarters. In addition, the company expects income from continuing operations in 2016 to be impacted by transaction related costs associated with the proposed merger with Dow. See additional information regarding 2016 outlook under "Segment Reviews" beginning on page 30.

Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Segment Reviews
Segment operating earnings is defined as income (loss) from continuing operations before income taxes excluding significant pre-tax benefits (charges), non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Non-operating pension and other postretirement employee benefit costs includes all of the components of net periodic benefit cost from continuing operations with the exception of the service cost component. Reclassifications of prior year data have been made to conform to current year classifications. See Note 22 to the Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating earnings. All references to prices are on a U.S. dollar (USD) basis, including the impact of currency, unless otherwise noted.

A reconciliation of segment operating earnings to income from continuing operations before income taxes for 2015, 2014 and 2013 is included in Note 22 to the Consolidated Financial Statements.

DuPont Sustainable Solutions, within the company's Safety & Protection segment, is comprised of two business units: clean technologies and consulting solutions. Effective January 1, 2016, the clean technologies business unit will become part of the Industrial Biosciences segment with the focus on working with customers to improve the performance, productivity and sustainability of their products and processes. The company will explore a range of options to maximize the growth of the consulting solutions business unit which effective January 1, 2016 will be reported within Other. Sustainable solutions net sales accounted for about 2 percent of the company's total consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively. Segment results and 2016 segment outlook information are not reflective of the 2016 reporting change.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

AGRICULTURE

(Dollars in millions)	2015	2014	2013
Net sales	$9,798	$11,296	$11,728
Operating earnings	$1,646	$2,352	$2,480
Operating earnings margin	17%	21%	21%

	2015	2014
Change in net sales from prior period due to:
Local Price and Product Mix	3%	1%
Currency	(9)%	(2)%
Volume	(6)%	(3)%
Portfolio and Other	(1)%	—%
Total change	(13)%	(4)%

2015 versus 2014    Full year 2015 segment net sales of $9.8 billion decreased $1.5 billion, or 13 percent, primarily due to the negative impact of currency and lower seed and crop protection volumes, primarily in Brazil and North America, which were partly offset by higher local corn seed prices. In Brazil, lower corn seed volume reflects the impact of a reduction in summer planted hectares of corn and fall armyworm resistance impacting performance of certain corn hybrids. In North America, lower soybean volume reflects between 1 and 2 points of share loss and lower soybean planted area; lower corn planted area was partially offset by higher local corn seed prices. Lower crop protection volume is primarily due to low expected insect pressure, the adoption of insect protected soybean varieties, higher inventories, and a challenging macro environment. Insect control volumes were also impacted by the shutdown of the LaPorte manufacturing facility in Texas.

2015 operating earnings and operating earnings margin decreased primarily due to the negative impact of currency of $538 million, lower sales, and an approximately $120 million negative impact of the shutdown of the LaPorte manufacturing facility and the absence of prior year impacts from performance-based compensation adjustments, partially offset by cost reductions and continued productivity improvements.

2014 versus 2013  Full year 2014 segment net sales of $11.3 billion decreased $0.4 billion, or 4 percent, primarily due to lower corn seed volumes in Brazil and North America and the negative impact of currency, which was partly offset by an increase in crop protection volumes and higher local corn seed prices. In Brazil, corn seed market share and price were lower reflecting the impact of fall armyworm resistance and a reduction in planted hectares of corn. Higher volumes in insecticides were driven by continued growth in Rynaxypyr® insecticide and from successful launches of Cyazypyr® insecticide and new seed treatments in several markets.

2014 operating earnings decreased primarily due to lower corn seed volumes and the negative impact of currency which were partially offset by higher crop protection volumes, lower performance-based compensation expense of approximately $110 million, higher local seed prices and lower seed input costs. Operating earnings margin was about the same in each period.

Outlook   Farmer net returns for row crops continue to trend down as land and rent prices have lagged the transition on lower commodity prices as grain stocks remain at elevated levels. The company expects the economic environment in the agriculture sector to remain challenged with corn and soybean commodity prices at the low end of normal until demand accelerates or there is a disruption in global production. Volatile currency markets are expected to continue to present headwinds given the size of DuPont Agriculture's businesses in Europe and Latin America. As farmers look to relative economics between crop alternatives, the company expects a slight year over year increase in Brazil Safrinha and North America corn area, provided weather cooperates during planting. Pioneer's order book in North America suggests a modest improvement in corn demand at the expense of soybeans in a highly competitive seed market. In crop protection, continued weak demand for foliar-applied insecticides in Brazil and elevated distributor inventories will continue to present challenges.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

For the first half of 2016, which reflects the majority of the northern hemisphere season, the company expects Agriculture sales to be mid-single digits percent lower with operating earnings in the low-teens percent below 2015 as local price gains and the benefit of cost actions are more than offset by lower insecticide and soybean volumes and currency. Crop protection's volume forecast assumes a continued impact from the shutdown of the LaPorte manufacturing facility. Volumes will be more challenged in the first quarter, due to the strong start in North America corn seed which benefited the fourth quarter of 2015, and due to crop protection in Brazil.
Full year 2016 segment net sales are expected to be down mid-single digits percent and full year operating earnings are expected to be about flat as local price gains and cost actions are offset by currency headwinds and lower volumes.

ELECTRONICS & COMMUNICATIONS

(Dollars in millions)	2015	2014	2013
Net sales	$2,070	$2,381	$2,534
Operating earnings	$359	$336	$314
Operating earnings margin	17%	14%	12%

	2015	2014
Change in net sales from prior period due to:
Local Price and Product Mix	(4)%	(7)%
Currency	(2)%	(1)%
Volume	(7)%	2%
Portfolio and Other	—%	—%
Total change	(13)%	(6)%

2015 versus 2014     Full year 2015 segment net sales of $2.1 billion decreased $0.3 billion, or 13 percent, primarily due to competitive pressures impacting Solamet® paste and lower pricing from the pass-through of lower metals prices and the negative impact of currency, partially offset by volume growth in Tedlar® film photovoltaics and products for the consumer electronics market.

2015 operating earnings and operating earnings margin increased as cost reductions and continued productivity improvements more than offset lower sales.

2014 versus 2013   Full year 2014 segment net sales of $2.4 billion decreased $0.2 billion, or 6 percent, as volume growth in several product lines was more than offset by pass-through of lower metals prices and by competitive pressures impacting Solamet® paste.

2014 operating earnings and operating earnings margin increased due to volume growth and productivity improvements. These were partly offset by the absence of $20 million of OLED technology licensing income realized during 2013.

Outlook   In 2016 the company expects the photovoltaic market to remain strong with module installations forecasted to increase mid-teens percent driving strong growth in Tedlar® film in photovoltaics. Segment results are expected to continue to be negatively impacted by declines in Solamet® paste with the impact lessening in the second half of the year due to more favorable year-over-year comparisons and expected new product introductions. The company anticipates consumer electronics markets will have a weaker start to the year but strengthen in the second half as channel inventories are worked off.

Full year 2016 segment net sales are expected to be about flat as strong volume growth in Tedlar® film for photovoltaics is offset by lower sales of Solamet® paste and lower metals pricing. Full year operating earnings are expected to be in the low-twenty percent range higher from increased volume and cost reductions and continued productivity improvements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

INDUSTRIAL BIOSCIENCES

(Dollars in millions)	2015	2014	2013
Net sales	$1,171	$1,244	$1,211
Operating earnings	$203	$192	$151
Operating earnings margin	17%	15%	12%

	2015	2014
Change in net sales from prior period due to:
Local Price and Product Mix	(3)%	1%
Currency	(6)%	—%
Volume	3%	2%
Portfolio and Other	—%	—%
Total change	(6)%	3%

2015 versus 2014 Full year 2015 segment net sales of $1.2 billion decreased 6 percent, primarily due to the negative impact of currency, lower prices and demand for biomaterials, partially offset by volume growth in enzymes, principally for home and personal care, food markets and ethanol production.

2015 operating earnings and operating earnings margin increased primarily due to cost reductions and continued productivity improvements, partially offset by lower sales.

2014 versus 2013 Full year 2014 segment net sales of $1.2 billion increased 3 percent, primarily due to increased enzyme demand, principally for ethanol production, food and animal nutrition, driven by new product offerings. In 2014, ethanol industry fundamentals were adjusting to a lower energy cost environment but demand for the company's novel enzymes and other functional bio products designed to increase production rates, yield and efficiency remained steady.

2014 operating earnings and operating earnings margin increased from higher volumes and improved product mix as discussed above.

Outlook   Full year 2016 segment net sales are expected to increase in the low-single digits percent, driven by volume improvement, pricing and the impact of new product introductions in bioactives, including increased penetration in food markets. Full year operating earnings are expected to be about flat, reflecting cost savings and productivity improvements offset by higher product costs and currency.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

NUTRITION & HEALTH

(Dollars in millions)	2015	2014	2013
Net sales	$3,256	$3,529	$3,473
Operating earnings	$373	$369	$286
Operating earnings margin	11%	10%	8%

	2015	2014
Change in net sales from prior period due to:
Local Price and Product Mix	—%	1%
Currency	(9)%	(2)%
Volume	2%	3%
Portfolio and Other	(1)%	—%
Total change	(8)%	2%

2015 versus 2014     Full year 2015 segment net sales of $3.3 billion decreased 8 percent, primarily due to the negative impact of currency. Volume growth in probiotics, ingredient systems, texturants and cultures was partially offset by lower volumes in specialty proteins due to competitive challenges.

2015 operating earnings and operating earnings margin increased as cost reductions and continued productivity improvements and volume gains were mostly offset by the negative impact from currency of $53 million and the absence of the prior year $18 million gain from the termination of a distribution agreement.

2014 versus 2013   Full year 2014 segment net sales of $3.5 billion increased 2 percent, as volume growth in specialty proteins, cultures and probiotics, was partially offset by a negative impact from currency.

2014 operating earnings and operating earnings margin increased from improved product mix, volume growth, productivity improvements and a gain of $18 million from the termination of a distribution agreement, partially offset by the negative impact from currency.

Outlook   In 2016, market conditions are expected to remain challenging with currency headwinds persisting, primarily in Europe and Latin America. Full year 2016 segment net sales are expected to be down low-single digits percent as volume growth, driven by investments in probiotics and cultures, is more than offset by the negative impact of currency. Full year operating earnings are expected to be up high-teens percent benefiting from cost reductions and productivity improvements, further expanding operating margins.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

PERFORMANCE MATERIALS

(Dollars in millions)	2015	2014	2013
Net sales	$5,305	$6,059	$6,166
Operating earnings	$1,216	$1,267	$1,249
Operating earnings margin	23%	21%	20%

	2015	2014
Change in net sales from prior period due to:
Local Price and Product Mix	(4)%	1%
Currency	(6)%	(1)%
Volume	1%	2%
Portfolio and Other	(3)%	(4)%
Total change	(12)%	(2)%

2015 versus 2014 Full year 2015 segment net sales of $5.3 billion decreased $0.8 billion, or 12 percent, primarily due to the negative impact of currency, lower ethylene pricing and the portfolio impact of the sale of Glass Laminating Solutions/Vinyls (GLS/Vinyls) in June 2014 (see Note 3 to the Consolidated Financial Statements for additional information). Partially offsetting the declines are increased ethylene volumes due to the prior year scheduled outage at the ethylene unit in Orange, Texas and increased demand for Performance Polymers offerings in automotive markets, primarily in the U.S. and Europe in the second half of 2015.

2015 operating earnings decreased as cost reductions and continued productivity improvements were more than offset by the negative impact of currency of $132 million and lower selling prices. 2015 operating earnings includes $49 million of benefits, comprised of a net benefit from a joint venture, the sale of a business and the realization of tax benefits associated with a manufacturing site. Operating earnings margin increased due primarily to cost reductions and continued productivity improvements.

2014 versus 2013    Full year 2014 segment net sales of $6.1 billion decreased $0.1 billion, or 2 percent, due primarily to the impact of the sale of GLS/Vinyls and decreased ethylene volumes as a result of the second quarter scheduled outage at the Orange, Texas ethylene unit. This was partially offset by increased demand in automotive markets, primarily in China, Europe and North America.

2014 operating earnings and operating earnings margin increased due primarily to increased automotive demand, partially offset by the portfolio impact of the sale of GLS/Vinyls.

Outlook    Full year 2016 segment net sales are expected to be down in the low-single digits percent and full year operating earnings are expected to be down about 10 percent as volume growth will be more than offset by lower ethylene price and the negative impact of currency.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

SAFETY & PROTECTION

(Dollars in millions)	2015	2014	2013
Net sales	$3,527	$3,892	$3,880
Operating earnings	$704	$772	$664
Operating earnings margin	20%	20%	17%

	2015	2014
Change in net sales from prior period due to:
Local Price and Product Mix	—%	(1)%
Currency	(4)%	—%
Volume	(1)%	3%
Portfolio and Other	(4)%	(2)%
Total change	(9)%	—%

2015 versus 2014 Full year 2015 segment net sales of $3.5 billion decreased $0.4 billion, or 9 percent, primarily due to the negative impact of currency, the portfolio impact of the Sontara® divestiture, and lower volume. Decreased demand for Sustainable Solution offerings, Nomex® thermal resistant fiber and Kevlar® high strength materials was driven by a weakened oil and gas industry and military spending delays, partially offset by volume growth for Tyvek® protective material, including medical packaging.

2015 operating earnings decreased $68 million, or 9 percent, as cost reductions and continued productivity improvements were more than offset by the negative impact of currency of $53 million and lower sales. 2015 operating earnings margin was flat from prior year as cost reductions and continued productivity improvements were offset by lower sales.

2014 versus 2013    Full year 2014 segment net sales of $3.9 billion were essentially equal to prior year, as increased demand for Nomex® thermal resistant fiber and Kevlar® high strength materials was offset by impact of portfolio changes and lower sales for clean technologies offerings.

2014 operating earnings and operating earnings margin increased, due primarily to the above mentioned increase in volumes, productivity improvements and lower product costs, partially offset by lower sales from clean technologies offerings, a negative currency impact, and the portfolio impact of the Sontara® divestiture.

Outlook   Full year 2016 segment net sales are expected to be up by the low single digits percent with volume growth partially offset by the negative impact of currency. Full year operating earnings are expected to be up by the mid teens percent, on cost reductions and productivity improvements, leading to operating margin expansion for the year.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity & Capital Resources

	December 31,
(Dollars in millions)	2015	2014
Cash, cash equivalents and marketable securities	$6,206	$7,034
Total debt	8,807	10,655

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. The company continually reviews its sources of liquidity and debt portfolio and occasionally may make adjustments to one or both to ensure adequate liquidity and an optimum debt maturity schedule.

The company's credit ratings impact its access to the debt capital markets and cost of capital. The company remains committed to a strong financial position and strong investment-grade rating. The company's long-term and short-term credit ratings are as follows:

	Long-term	Short-term	Outlook
Standard & Poor's	A-	A-2	Credit Watch Negative
Moody’s Investors Service	A3	P-2	Negative
Fitch Ratings	A	F1	Rating Watch Negative

In May 2015, Moody's Investor Service (Moody's) downgraded the company's long-term rating to A3 from A2, and the short-term rating to P-2 from P-1. In October 2015, Standard and Poor's Rating Services (Standard and Poor's) downgraded the company's long-term rating to A- from A, and the short-term rating to A-2 from A-1. In December 2015 following the announcement of the Merger Agreement with Dow, Standard and Poor's and Fitch Ratings placed the outlook on the company's long-term and the short-term rating on negative watch and Moody’s placed the company on negative outlook.

The company believes its ability to generate cash from operations and access to capital markets will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, share repurchases, debt maturities and other cash needs and that its current strong financial position, liquidity and credit ratings continue to provide access as needed to the capital markets. While the company expects that capacity for its commercial paper could be reduced as a result of its current short-term credit ratings, the company's liquidity needs can continue to be met through a variety of sources, including cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing, committed receivable repurchase facilities and asset sales.

The company has access to approximately $4.9 billion in unused credit lines, which includes a $4 billion revolving credit facility to support its commercial paper program, with several major financial institutions. These unused credit lines provide additional support to meet short-term liquidity needs and general corporate purposes including letters of credit.

In February 2016, in line with seasonal agricultural working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1 billion (the repurchase facility) that expires on November 30, 2016. Under the facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Item 9B, Other Information and Note 24 to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company's cash, cash equivalents and marketable securities at December 31, 2015 and 2014 are $6.2 billion and $7.0 billion, respectively. Cash, cash equivalents and marketable securities held outside of the U.S. of $4.2 billion and $4.5 billion at December 31, 2015 and 2014, respectively, are generally utilized to fund local operating activities and capital expenditure requirements and are expected to support non-U.S. liquidity needs for the next 12 months and the foreseeable future thereafter. The company expects domestic liquidity needs, for at least the next 12 months and the foreseeable future thereafter, will be met through existing cash, cash equivalents and marketable securities held in the U.S. and the various sources of liquidity discussed above. Therefore, the company believes that it has sufficient sources of domestic liquidity to support its assumption that undistributed earnings at December 31, 2015 can be considered reinvested indefinitely.

(Dollars in millions)	2015	2014	2013
Cash provided by operating activities	$2,316	$3,712	$3,179

Cash provided by operating activities decreased $1.4 billion in 2015 compared to 2014 primarily due to the absence of Chemours in the second half of 2015 compared with a full year of results in 2014 for an impact of approximately $1.0 billion and a lower cash earnings contribution from continuing operations of approximately $0.3 billion.

Cash provided by operating activities increased $0.5 billion in 2014 compared to 2013 due to lower year over year income tax payments associated with the sale of businesses and higher insurance recoveries and lower claims payments related to Imprelis® (See Note 16 to the Consolidated Financial Statements for additional information).

(Dollars in millions)	2015	2014	2013
Cash (used for) provided by investing activities	$(1,828)	$(337)	$2,945

Cash used for investing activities in 2015 increased by $1.5 billion compared to 2014. The change was primarily due to lower proceeds received from the sale of businesses in 2015 compared to 2014 and increase purchases of marketable securities in 2015 compared to 2014. This was partially offset by lower purchases of property, plant and equipment, mainly due to the absence of Chemours in the second half of 2015 which accounted for $0.3 billion. See Note 20 for further discussion of marketable securities outstanding at December 31, 2015 and 2014.

Cash used for investing activities in 2014 decreased $3.3 billion compared to 2013. The change was primarily due to lower proceeds received from the sale of businesses in 2014 compared to 2013.

Purchases of property, plant and equipment totaled $1.6 billion, $2.0 billion and $1.9 billion in 2015, 2014, and 2013, respectively. The company expects 2016 purchases of property, plant and equipment to about $1.1 billion.

(Dollars in millions)	2015	2014	2013
Cash used for financing activities	$(1,823)	$(5,074)	$(1,474)

The $3.3 billion decrease in cash used for financing activities in 2015 was primarily due to the distribution of Chemours borrowings to the company as part of the separation, partially offset by a reduction in short term borrowings, and an increase in the repurchase of common stock.

The $3.6 billion increase in cash used for financing activities in 2014 was primarily due to lower borrowings and higher payments for the repurchase of common stock.

Dividends paid to common and preferred shareholders were $1.5 billion, $1.7 billion, and $1.7 billion in 2015, 2014, and 2013, respectively. Dividends per share of common stock were $1.72, $1.84, and $1.78 in 2015, 2014, and 2013, respectively. In January 2016, the Board of Directors declared a first quarter common stock dividend of $0.38 per share. With the first quarter 2016 dividend, the company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

In the first quarter 2015, DuPont announced its intention to buy back shares of about $4 billion using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2 billion to be purchased and retired by December 31, 2015 with the remainder to be purchased and retired by December 31, 2016. In August 2015, the company entered an accelerated share repurchase (ASR) agreement. Under the terms of the August 2015 ASR agreement, the company paid $2 billion to the financial institution and received and retired 35 million shares at an average price of $57.16 per share. See Part I, Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 17 to the Consolidated Financial Statements for additional information.

DuPont’s objective continues to be to complete the remaining $2 billion stock buyback by year end December 31, 2016. However, as a result of the planned merger of equals with Dow, the company expects it will have limited opportunities to enter the market prior to the shareholder vote on the merger. After the vote, the company plans to make repurchases.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan. In February and August 2014, the company entered into two separate ASR agreements. The February 2014 ASR agreement was completed in the second quarter of 2014, under which the company purchased and retired 15.1 million shares for $1 billion. The August 2014 ASR agreement was completed in the fourth quarter of 2014, under which the company purchased and retired 10.4 million shares for $700 million. In addition to the ASR agreements, in 2014, the company repurchased and retired 4.7 million shares in the open market for a total cost of $300 million. In 2015, the company repurchased and retired 4.6 million shares in the open market for a total cost of $353 million. As a result, the company has completed $2.4 billion of repurchases as of December 31, 2015. The remainder of the $5 billion share buyback will be purchased in future periods as there is no required completion date for purchases under the 2014 plan.

In December 2012, the company's Board of Directors authorized a $1 billion share buyback plan. In 2013, the company entered into an ASR agreement with a financial institution under which the company used $1 billion of the proceeds from the sale of Performance Coatings for the purchase and retirement 20.4 million shares of common stock.

See Note 17 Consolidated Financial Statements for additional information relating to the above share buyback plans.

(Dollars in millions)	2015	2014	2013
Cash provided by operating activities	$2,316	$3,712	$3,179
Purchases of property, plant and equipment	(1,629)	(2,020)	(1,882)
Free cash flow	$687	$1,692	$1,297

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

(Dollars in billions)	2015	2014	2013
Market-related value of assets	$15.1	$15.9	$15.5
Fair value of plan assets	14.4	15.8	16.1
For plans other than the principal U.S. pension plan, pension expense is determined using the fair value of assets.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company changed the method it used to estimate the 2016 service cost and interest cost components of net periodic benefit cost for the U.S. benefit plans. For these plans, the company has historically estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve and cash flow for measurement of the benefit obligation at the beginning of the period. The company will utilize a full yield curve approach in the estimation of these 2016 components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The company made this change as it believes it is a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The company considers this a change in estimate, and, accordingly, will account for it prospectively starting in 2016. This change does not affect the measure of the total benefit obligation. See information with the respect to the impact of the change in method on 2016 pension expense under "Long-term Employee Benefits" beginning on page 45.
The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and other long-term employee benefit plans, based on assets and liabilities at December 31, 2015:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/2 Percentage Point Increase	1/2 Percentage Point Decrease
Discount rate	$72	$(74)
Expected rate of return on plan assets	88	(88)

In October 2014, the Society of Actuaries released final reports of new mortality tables and a mortality improvement scale for measurement of retirement program obligations in the U.S. The company adopted these tables in measuring the 2014 long-term employee benefit obligations. This adoption increased the benefit obligation at December 31, 2014 by approximately $1.7 billion. The effect of this adoption was amortized into net periodic benefit cost beginning in 2015. In October 2015, the Society of Actuaries released an updated mortality improvement scale reflecting a decline in longevity projection from the October 2014 release. This release was adopted by the company in measuring the 2015 long-term employee benefit obligations in the U.S. This adoption decreased the benefit obligation at December 31, 2015 by approximately $0.4 billion. The effect of this adoption will be amortized into net periodic benefit cost beginning in 2016.

Additional information with respect to pension and other long-term employee benefits expenses, liabilities and assumptions is discussed under "Long-term Employee Benefits" beginning on page 45 and in Note 18 to the Consolidated Financial Statements.

Environmental Matters
DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company has recorded a liability of $492 million as of December 31, 2015; these accrued liabilities exclude claims against third parties and are not discounted. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to $1.0 billion above the amount accrued as of December 31, 2015.

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

Indemnification Assets
Pursuant to the Separation Agreement discussed in Note 3 to the Consolidated Financial Statements, the company is indemnified by Chemours against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments.  In connection with the recognition of liabilities related to these indemnified matters, the company records an indemnification asset when recovery is deemed probable.  In assessing the probability of recovery, the company considers the contractual rights under the Separation Agreement and any potential credit risk.  Future events, such as potential disputes related to recovery as well as solvency of Chemours, could cause the indemnification assets to have a lower value than anticipated and recorded. The company evaluates the recovery of the indemnification assets recorded when events or changes in circumstances indicate the carrying values may not be fully recoverable.

Income Taxes
The breadth of the company's operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes the company will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. The resolution of these uncertainties may result in adjustments to the company's tax assets and tax liabilities. It is reasonably possible that net reductions to the company’s global unrecognized tax benefits could be in the range of $225 million to $250 million within the next 12 months with the majority due to the settlement of uncertain tax positions with various tax authorities.

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

At December 31, 2015, the company had a deferred tax asset balance of $3.4 billion, net of valuation allowance of $1.5 billion. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to these assets. See Note 6 to the Consolidated Financial Statements for additional details related to the deferred tax asset balance.

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

Assessment of the potential impairment of property, plant and equipment, goodwill, other intangible assets, investments in affiliates and other assets is an integral part of the company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the company's diversified businesses operate, and key economic and business assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, the company continually reviews its diverse portfolio of assets to ensure they are achieving their greatest potential and are aligned with the company's growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses.

Based on the results of the company's annual goodwill impairment test, completed in the third quarter 2015, we determined that the fair value of each of the reporting units substantially exceeded its carrying value, and therefore there were no indications of impairment. The company's methodology for estimating the fair value of its reporting units is using the income approach based on the present value of future cash flows. The income approach has been generally supported by additional market transaction analyses. There can be no assurance that the company's estimates and assumptions regarding forecasted cash flow and revenue and operating income growth rates made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. The company believes the current assumptions and estimates utilized are both reasonable and appropriate.

In the fourth quarter 2015, the company elected to defer further testing and deployment of a multi-year, phased implementation of an enterprise resource planning (ERP) system. At December 31, 2015, the company has capitalized costs associated with the ERP system of approximately $435 million which have not yet been placed in service.  It remains probable that the ERP system will be completed and placed in service.

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

Contractual Obligations
Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2015	2016	2017 – 2018	2019 – 2020	2021 and beyond
Long-term debt obligations[1]	$8,777	$1,115	$1,353	$1,506	$4,803
Expected cumulative cash requirements for interest payments through maturity	3,213	371	649	435	1,758
Capital leases[1]	13	1	2	2	8
Operating leases	1,238	248	411	303	276
Purchase obligations[2]
Information technology infrastructure & services	157	56	68	33	—
Raw material obligations[3]	1,524	561	468	296	199
Utility obligations	196	118	33	25	20
Human resource services	40	30	9	1	—
License agreements[4]	1,545	351	474	370	350
Other	165	79	47	25	14
Total purchase obligations	3,627	1,195	1,099	750	583
Other liabilities[1,5,6]
Workers' compensation	91	16	39	17	19
Asset retirement obligations	49	2	6	3	38
Environmental remediation	492	125	134	82	151
Legal settlements	14	1	4	4	5
Other[7]	165	53	23	15	74
Total other long-term liabilities	811	197	206	121	287
Total contractual obligations[8]	$17,679	$3,127	$3,720	$3,117	$7,715

1.	Included in the Consolidated Financial Statements.

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

5.
Pension and other long-term employee benefit obligations have been excluded from the table above. Expected 2016 funding for the principal U.S. pension plan and non-U.S. plans with plan assets is disclosed below within Long Term Employee Benefits. Contributions beyond 2016 are expected to be made, however, the amount of contributions are dependent on the future economic environment, investment returns on pension trust assets, as well as rules and regulations of the respective country in which the plans operate.  The company’s remaining pension plans with no plan assets and other long-term employee benefits plans are paid from operating cash flows. The benefit payments for these plans are excluded from the table above as the timing and amounts of benefit payments are uncertain. The estimated benefit payments in 2016 for these plans are disclosed below within Long Term Employee Benefits. Refer to Note 18 to the Consolidated Financial Statements for further information regarding the pension and other long-term employee benefit plans.

6.
The company's contractual obligations do not reflect an offset for recoveries associated with indemnifications by Chemours in accordance with the Separation Agreement. Refer to Note 3 and 16 to the Consolidated Financial Statements for additional detail related to the indemnifications.

7.	Primarily represents employee-related benefits other than pensions and other long-term employee benefits.

8.
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

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. No contributions were made to the principal U.S. pension plan in 2015 and the company expects to contribute $230 million to this plan in 2016.
Funding for each pension plan other than the principal U.S. pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tends to moderate subsequent funding needs. The company contributed $164 million to its pension plans other than the principal U.S. pension plan in 2015.

U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. The company's remaining pension plans with no plan assets are paid from operating cash flows. The company made benefit payments of $144 million to its unfunded plans in 2015.

The company's other long-term employee benefits are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $237 million, $233 million and $207 million for 2015, 2014 and 2013, respectively. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

In 2016, the company expects to contribute about the same as 2015 for pension plans other than the principal U.S. pension plan, its remaining plans with no plan assets and its other long-term employee benefit plans.

The company's income can be significantly affected by pension and defined contribution benefits as well as other long-term employee benefits. The following table summarizes the extent to which the company's income over each of the last 3 years was affected by pre-tax charges related to long-term employee benefits:

(Dollars in millions)	2015	2014	2013
Long-term employee benefit plan charges [1]	$616	$715	$1,153

1.	The long-term employee benefit plan charges include discontinued operations of $(245), $96 and $113 for 2015, 2014 and 2013, respectively.

The above charges for pension and other long-term employee benefits are determined as of the beginning of each year. The decrease in long-term employee benefit expense in 2015 is due to a curtailment gain partially offset by a decrease in discount rate. The decrease in long-term employee benefit expense in 2014 is primarily related to higher discount rates and better than expected pension asset returns. See "Long-term Employee Benefits" under the Critical Accounting Estimates section beginning on page 40 of this report for additional information on determining annual expense.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company's key assumptions used in calculating its pension and other long-term employee benefits are the expected return on plan assets, the rate of compensation increases and the discount rate (see Note 18 to the Consolidated Financial Statements). For 2016, long term employee benefits expense from continuing operations is expected to decrease by about $230 million due to the adoption of the full yield curve approach and a higher discount rate which will be partially offset by a lower expected return on plan assets for the US pension plan from 8.5% to 8.0%. The adoption of the full yield curve approach will reduce 2016 expense by $210 million as a result of a $10 million and $200 million reduction in service and interest cost components, respectively. The estimated 2016 long term employee benefit expense from continuing operations does not include the impact of any settlement losses or curtailment gains resulting from actions associated with the 2016 global cost savings and restructuring program, as it cannot be estimated at this time.

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

Pre-tax environmental expenses charged to current operations are summarized below:

(Dollars in millions)	2015	2014	2013
Environmental operating costs	$380	$380	$375
Increase in remediation accrual	118	95	90
	$498	$475	$465

About 75 percent of total pre-tax environmental expenses charged to current operations in 2015 resulted from operations in the U.S. Based on existing facts and circumstances, management does not believe that year over year changes, if any, in environmental expenses charged to current operations will have a material impact on the company's financial position, liquidity or results of operations. Annual expenditures are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

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

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2013	$458
Remediation payments	(75)
Increase in remediation accrual	95
Balance at December 31, 2014	$478
Remediation payments	(104)
Increase in remediation accrual	118
Balance at December 31, 2015	$492

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, the potential liability may range up to $1.0 billion above the amount accrued as of December 31, 2015. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company.

Pursuant to the Separation Agreement discussed in Note 3 to the Consolidated Financial Statements, the company is indemnified by Chemours for certain environmental matters, included in the liability of $492 million, that have an estimated liability of $291 million as of December 31, 2015 and a potential exposure that ranges up to approximately $610 million above the amount accrued. As such, the company has recorded an indemnification asset of $291 million corresponding to the company's accrual balance related to these matters at December 31, 2015.

As of December 31, 2015, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or similar state laws at about 500 sites around the U.S., including approximately 100 sites for which DuPont does not believe it has liability based on current information. Active remediation is under way at approximately 140 of these sites. In addition, the company has resolved its liability at approximately 190 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at one new site during 2015 compared with three and five similar notices in 2014 and 2013, respectively.

Environmental Capital Expenditures
In 2015, the company spent approximately $20 million on environmental capital projects either required by law or necessary to meet the company's internal environmental goals. The company currently estimates expenditures for environmental-related capital projects to be about $40 million in 2016. In the U.S., additional capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding estimates for future capital expenditures. However, management does not believe that the costs to comply with these requirements will have a material impact on the financial position or liquidity of the company.

Climate Change
The company believes that climate change is an important global issue that presents risks and opportunities. Expanding upon significant global greenhouse gas (GHG) emissions and other environmental footprint reductions made in the period 1990-2010, as of 2014 the company reduced its environmental footprint, achieving reductions of 9 percent in GHG emissions intensity and 8 percent in water consumption versus a 2010 baseline. In addition, as of 2014, the company achieved an 11 percent reduction in energy intensity from non-renewable resources versus a 2010 baseline. The company continuously evaluates opportunities for existing and new product and service offerings in light of the anticipated demands of a low-carbon economy.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

In 2010, the U.S. Environmental Protection Agency (EPA) launched a phased-in scheme to regulate GHG emissions first from large stationary sources under the existing CAA permitting requirements administered by state and local authorities. Large capital investments may be required to install Best Available Control Technology on major new or modified sources of GHG emissions. In 2015, the EPA promulgated regulations for carbon dioxide emissions from new and reconstructed/modified Electric Generating Units (EGU's). In 2015, the EPA also promulgated new regulations for carbon dioxide emissions from existing EGUs that would be based on individual state emission reduction programs. These regulations are currently being challenged in the U.S. federal court. If the regulations survive these challenges, they may affect the long term price and supply of electricity and natural gas and demand for products that contribute to energy efficiency and renewable energy. The precise impact of the aforementioned regulations is uncertain due to the flexibility provided to the states in developing their programs and anticipated legal challenges to this regulatory approach. A comprehensive national policy that addresses climate change by relying on market-based mechanisms to drive reductions in greenhouse gases is likely to be more economically efficient than the facility-by-facility controls that would result from implementation of recently promulgated rules under EPA’s existing authorities.

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

Part II
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company’s global operations are exposed to financial market risks relating to fluctuations in foreign currency exchange rates, commodity prices, and interest rates. The company has established a variety of programs including use of derivative instruments and other financial instruments to manage the exposure to financial market risks as to minimize volatility of financial results. In the ordinary course of business, the company enters into derivative instruments to hedge its exposure to foreign currency, interest rate and commodity price risks under established procedures and controls. For additional information on these derivatives and related exposures, see Note 20 to the Consolidated Financial Statements. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts are also used, from time to time, to manage near-term foreign currency cash requirements.

Foreign Currency Exchange Rate Risks
The company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the company has an exchange rate exposure are the European Euro (EUR), Brazilian Real, Chinese Yuan, and Japanese Yen. The company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 20 to the Consolidated Financial Statements, from time to time, the company will enter into foreign currency exchange contracts to establish with certainty the USD amount of future firm commitments denominated in a foreign currency.

Certain foreign entities of the company held USD denominated marketable securities, mainly US government securities, at December 31, 2015. The USD/EUR is the primary foreign exchange exposure for these nonfunctional currency denominated marketable securities. These marketable securities are classified as “available-for-sale” and as such, fluctuations in foreign exchange are recorded in accumulated other comprehensive loss (AOCI) within the Consolidated Statements of Equity. These fluctuations are subsequently reclassified from AOCI to earnings in the period in which the marketable securities are sold.

The following table illustrates the fair values of outstanding foreign currency contracts and nonfunctional currency denominated marketable securities at December 31, 2015 and 2014, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2015 and 2014. The sensitivities for foreign currency contracts and nonfunctional currency denominated marketable securities are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
(Dollars in millions)	2015	2014	2015	2014
Foreign currency contracts	$(6)	$192	$(738)	$(870)
Marketable securities	788	—	(110)	—

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

The company's sales are not materially dependent on any single customer. As of December 31, 2015, no one individual customer balance represented more than five percent of the company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global businesses.

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

As of December 31, 2015, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company's internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company's system of internal controls over financial reporting was effective as of December 31, 2015 (see page F-2).

ITEM 9B.  OTHER INFORMATION

On February 3, 2016, the company entered into a committed receivable repurchase agreement of up to $1 billion (the repurchase facility) that expires on November 30, 2016. Under the repurchase facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase at a future date. The repurchase facility is considered a secured borrowing with the customer notes receivables, inclusive of those that are sold and repurchased, equal to 105% of the outstanding amounts borrowed utilized as collateral. Borrowings under the repurchase facility will have an interest rate of LIBOR + 0.75%.

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

Executive Officers of the Registrant
The following is a list, as of February 4, 2016, of the company's Executive Officers:

	Age	Executive Officer Since
Chair of the Board of Directors and Chief Executive Officer:
Edward D. Breen	59	2015
Other Executive Officers:
Benito Cachinero-Sánchez	57	2011
Senior Vice President - Human Resources
James C. Collins	53	2014
Executive Vice President
C. Marc Doyle	46	2015
Executive Vice President
Nicholas C. Fanandakis	59	2009
Executive Vice President and Chief Financial Officer
Stacy L. Fox	62	2014
Senior Vice President and General Counsel
Douglas Muzyka	61	2014
Senior Vice President and Chief Science & Technology Officer

The company's Executive Officers are elected or appointed for the ensuing year or for an indefinite term and until their successors are elected or appointed.

Edward D. Breen joined the DuPont Board of Directors in February 2015, was named Interim Chair of the Board and Chief Executive Officer (CEO) in October 2015, and assumed his current role as Chair of the Board and CEO in November 2015. Mr. Breen served as Chairman and CEO of Tyco International plc (Tyco) from July 2002 until September 2012.  Prior to joining Tyco, Mr. Breen held several senior management positions at Motorola from 2000 to 2002, including as President and Chief Operating Officer. From December 1997 to January 2000, he served as Chairman, President and Chief Executive Officer of General Instrument Corporation.  Between 1994 and 1997, Mr. Breen was President of the Broadband Networks Group for General Instrument, President of Eastern Operations for the Communications Division and served as Executive Vice President of Terrestrial Systems. Mr. Breen currently serves as Chairman of Tyco and a Director of Comcast Corporation. He also serves as a member of the advisory board of New Mountain Capital LLC, a private equity firm.

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

Part III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, continued

James C. Collins joined DuPont in 1984 as an engineer.  He has held positions in engineering, supervision and plant management at a variety of manufacturing sites.  In 1993, he joined the Agriculture Sales & Marketing Group where he served in a variety of roles across the globe supporting DuPont’s seed and crop protection businesses.  From 2004 to 2010, he was responsible for DuPont Crop Protection as Vice President and General Manager and then President.  In January 2011, he was appointed Vice President for Acquisition & Integration of Danisco, and was named President of DuPont Industrial Biosciences in May of that year.  Beginning in September 2013, he assumed additional business and functional responsibilities as Senior Vice President.  In December 2014, he was named Executive Vice President and had responsibility for the Electronics & Communications, Industrial Biosciences, Performance Materials segments as well as regional management for Europe, Middle East, Africa and Canada and Corporate Communications.   Effective January 2016, Mr. Collins has responsibility for the Agriculture businesses.

C. Marc Doyle joined DuPont in 1995 as a research scientist within DuPont Central Research & Development. He has held positions in business development, marketing and business management, including strategic planning manager, global displays business manager and regional business director of the Asia Pacific region for the Microcircuit Materials business.  In February 2008, he became the Global Business Director for DuPont Photovoltaic Solutions within the DuPont Electronics & Communications business. He was named Global Market and Product Director for DuPont Protection Technologies in September 2011.  In this role, Mr. Doyle had been responsible for the Kevlar® and Nomex® product lines globally.  In June 2013 he was named President of DuPont Protection Technologies. In July 2015 he was named Senior Vice President and assumed responsibility for the Safety & Protection businesses. Effective January 2016, he has been named Executive Vice President and assumed responsibility for the Electronics & Communications, Protection Solutions, Industrial Biosciences, Nutrition & Health, Sustainable Solutions and Performance Materials businesses.

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

Stacy L. Fox joined DuPont in October 2014 as Senior Vice President and General Counsel. Effective January 2016, she also has responsibility for Corporate Communications. Prior to joining DuPont she served as Deputy Emergency Manager of the City of Detroit. Prior to that role, she was Senior Vice President of Strategy and General Counsel of Sunoco, Inc. She also served as a member of the Board of Directors of Sunoco Partners LLC. Earlier, she served as Executive Vice President of Corporate Transactions and Legal Affairs for Visteon. Ms. Fox is also a founder and principal of the Roxbury Group.

Douglas Muzyka joined the company in 1985 as a research scientist and held a variety of research and research management roles. In 1994, he was named Director of Technology and New Business Development for DuPont Nylon, Asia Pacific. In 1998, he was named Global Business Director for the Nylon Industrial Specialties business. In 2001, Mr. Muzyka was then named President and General Manager of DuPont Mexico. In January 2003, he was named President and Chief Executive Officer of DuPont Canada Inc. and in September 2003, concurrently Vice President and General Manager - DuPont Nutrition & Health. In July 2006, he assumed the role of President - DuPont Greater China. In September 2010, he was named Senior Vice President and Chief Science and Technology Officer. Effective January 2016, he also has responsibility for engineering technologies and regional leadership.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2015
(Shares in thousands, except per share)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[3]
Equity compensation plans approved by security holders	22,928	[1]	$54.89	39,815
Equity compensation plans not approved by security holders	14	[4]	—	—	[5]
Total	22,942		$54.89	39,815

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

4.
Includes 14 deferred stock units resulting from base salary and short-term incentive (STIP) deferrals under the Management Deferred Compensation Plan (MDCP). Under the MDCP, a select group of management or highly compensated employees can elect to defer the receipt of their base salary, STIP or Long Term Incentive (LTI) award. LTI deferrals are included in footnote 1 to the above chart. The company does not match deferrals under the MDCP. There are seven core investment options under the MDCP for base salary and STIP deferrals, including deferred stock units with dividend equivalents credited as additional stock units. In general, deferred stock units are distributed in the form of DuPont common stock and may be made in the form of lump sum at a specified future date prior to retirement or a lump sum or annual installments after separation from service. Shareholder approval of the MDCP was not required under the rules of the New York Stock Exchange.

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

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
(Dollars in millions)

Year Ended December 31,	2015	2014	2013
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$235	$262	$237
Additions charged to cost and expenses	58	58	70
Deductions from reserves[1]	(68)	(85)	(45)
Balance at end of period	$225	$235	$262
Inventory—Obsolescence Reserve
Balance at beginning of period	$180	$212	$250
Additions charged to expenses	391	386	304
Deductions from reserves[2]	(334)	(418)	(342)
Balance at end of period	$237	$180	$212
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$1,704	$1,711	$1,861
Net (benefits) charges to income tax expense	(71)	(47)	29
(Deductions) additions to other comprehensive income (loss)	(104)	40	(179)
Balance at end of period	$1,529	$1,704	$1,711

1. Deductions include write-offs, recoveries and currency translation adjustments.
2. Deductions include disposals and currency translation adjustments.

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

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit Number	Description

3.1	Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.2 to the company’s Annual Report on Form 8-K (Commission file number 1-815) dated June 1, 2015).

3.2
Company’s Bylaws, as last amended effective October 22, 2015 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended September 30, 2015).

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

10.2*
Company’s Supplemental Retirement Income Plan, as last amended effective December 18, 1996 (incorporated by reference to Exhibit 10.2 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2011).

10.3*
Company’s Pension Restoration Plan, as last amended effective June 29, 2015 (incorporated by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.4*
Company’s Rules for Lump Sum Payments, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.5*
Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.5 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2011).

10.6*
Company’s Equity and Incentive Plan, as amended October 23, 2014 (incorporated by reference to Exhibit 10.06 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended September 30, 2014).

10.7*
Form of Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2013).

10.8*
Company’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.08 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

10.9*
Company’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2012).

10.10*
Company's Senior Executive Severance Plan, as amended and restated effective December 10, 2015. The company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

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

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

10.14*
Separation Agreement dated October 5, 2015, by and between E.I. du Pont Nemours and Company and Ellen J. Kullman (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated October 5, 2015).

10.15*
Form of 2015 Award Terms under the Company's Equity and Incentive Plan (incorporated by reference to Exhibit 10.15 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2015).

10.16*
Letter Agreement dated January 4, 2016, by and between the Company and Mr. James C. Borel (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated January 22, 2016).

10.17**
Separation Agreement by and between the Company and The Chemours Company (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.18
Tax Matters Agreement by and between the Company and The Chemours Company (incorporated by reference to Exhibit 2.2 to the company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.19**
Agreement and Plan of Merger by and between the Company and The Dow Chemical Company, dated as of December 11, 2015 (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated December 11, 2015).

10.20**	Master Repurchase Agreement with Cooperatieve Rabobank, U.A. (New York Branch) and The Bank of Tokyo Mitsubishi UFJ Ltd. (New York Branch) dated as of February 3, 2016.

10.21**	Master Framework Agreement with Cooperatieve Rabobank, U.A. (New York Branch) and The Bank of Tokyo Mitsubishi UFJ Ltd. (New York Branch) dated as of February 3, 2016.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	DuPont hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 4, 2016
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ Nicholas C. Fanandakis
Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ E.D. Breen	Chair of the Board of Directors and Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2016
E. D. Breen

/s/ L. Andreotti	Director	February 4, 2016
L. Andreotti

/s/ R.A. Brown	Director	February 4, 2016
R. A. Brown

/s/ A.M. Cutler	Director	February 4, 2016
A. M. Cutler

/s/ E.I. du Pont, II	Director	February 4, 2016
E. I. du Pont, II

/s/ J. L. Gallogly	Director	February 4, 2016
J. L. Gallogly

/s/ M.A. Hewson	Director	February 4, 2016
M. A. Hewson

/s/ L.D. Juliber	Director	February 4, 2016
L. D. Juliber

/s/ U. M. Schneider	Director	February 4, 2016
U. M. Schneider

/s/ L. M. Thomas	Director	February 4, 2016
L. M. Thomas

/s/ P. J. Ward	Director	February 4, 2016
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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2015, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2015.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of, as stated in their report, which is presented on the following page.

Edward D. Breen Chair of the Board and Chief Executive Officer	Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer
February 4, 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 4, 2016

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS
(Dollars in millions, except per share)

For the year ended December 31,	2015	2014	2013
Net sales	$25,130	$28,406	$28,998
Cost of goods sold	15,112	17,023	17,642
Other operating charges	459	645	1,222
Selling, general and administrative expenses	4,615	4,891	5,342
Research and development expense	1,898	1,958	2,037
Other income, net	(697)	(1,277)	(371)
Interest expense	342	377	448
Employee separation / asset related charges, net	810	476	112
Income from continuing operations before income taxes	2,591	4,313	2,566
Provision for income taxes on continuing operations	696	1,168	360
Income from continuing operations after income taxes	1,895	3,145	2,206
Income from discontinued operations after income taxes	64	491	2,656
Net income	1,959	3,636	4,862
Less: Net income attributable to noncontrolling interests	6	11	14
Net income attributable to DuPont	$1,953	$3,625	$4,848
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$2.10	$3.42	$2.36
Basic earnings per share of common stock from discontinued operations	0.07	0.54	2.87
Basic earnings per share of common stock	$2.17	$3.95	$5.22
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$2.09	$3.39	$2.34
Diluted earnings per share of common stock from discontinued operations	0.07	0.53	2.85
Diluted earnings per share of common stock	$2.16	$3.92	$5.18
Dividends per share of common stock	$1.72	$1.84	$1.78

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions, except per share)

For the year ended December 31,	2015	2014	2013
Net income	$1,959	$3,636	$4,862
Other comprehensive (loss) income, before tax:
Cumulative translation adjustment	(1,605)	(876)	25
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(37)	53	(58)
Clearance of hedge results to earnings	12	15	(25)
Net revaluation and clearance of cash flow hedges to earnings	(25)	68	(83)
Pension benefit plans:
Net (loss) gain	(57)	(4,131)	3,293
Prior service benefit	—	44	62
Effect of foreign exchange rates	119	—	—
Reclassifications to net income:
Amortization of prior service (benefit) cost	(9)	2	8
Amortization of loss	768	601	957
Curtailment / settlement loss	70	11	153
Pension benefit plans, net	891	(3,473)	4,473
Other benefit plans:
Net gain (loss)	4	(280)	513
Prior service benefit	—	50	211
Effect of foreign exchange rates	(1)	—	—
Reclassifications to net income:
Amortization of prior service benefit	(182)	(214)	(195)
Amortization of loss	78	57	76
Curtailment / settlement gain	(274)	—	(153)
Other benefit plans, net	(375)	(387)	452
Net unrealized (loss) gain on securities	(19)	—	1
Other comprehensive (loss) income, before tax	(1,133)	(4,668)	4,868
Income tax (expense) benefit related to items of other comprehensive income	(175)	1,403	(1,665)
Other comprehensive (loss) income, net of tax	(1,308)	(3,265)	3,203
Comprehensive income	651	371	8,065
Less: Comprehensive income attributable to noncontrolling interests	6	12	12
Comprehensive income attributable to DuPont	$645	$359	$8,053

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share)

December 31,	2015	2014
Assets
Current assets
Cash and cash equivalents	$5,300	$6,910
Marketable securities	906	124
Accounts and notes receivable, net	4,643	5,238
Inventories	6,140	6,787
Prepaid expenses	248	264
Deferred income taxes	518	532
Assets of discontinued operations	—	6,227
Total current assets	17,755	26,082
Property, plant and equipment	24,130	23,773
Less: Accumulated depreciation	14,346	13,765
Net property, plant and equipment	9,784	10,008
Goodwill	4,248	4,332
Other intangible assets	4,144	4,569
Investment in affiliates	688	762
Deferred income taxes	3,431	3,734
Other assets	1,116	1,003
Total	$41,166	$50,490
Liabilities and Equity
Current liabilities
Accounts payable	$3,398	$3,786
Short-term borrowings and capital lease obligations	1,165	1,422
Income taxes	210	534
Other accrued liabilities	5,580	5,596
Liabilities of discontinued operations	—	2,467
Total current liabilities	10,353	13,805
Long-term borrowings and capital lease obligations	7,642	9,233
Other liabilities	12,591	13,615
Deferred income taxes	380	459
Total liabilities	30,966	37,112
Commitments and contingent liabilities
Stockholders' Equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2015 and 2014:
$4.50 Series – 1,673,000 shares (callable at $120)	167	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; issued at December 31, 2015 – 958,388,000; 2014 – 992,020,000	288	298
Additional paid-in capital	11,081	11,174
Reinvested earnings	14,510	16,894
Accumulated other comprehensive loss	(9,396)	(8,556)
Common stock held in treasury, at cost (Shares: December 31, 2015 and 2014 – 87,041,000)	(6,727)	(6,727)
Total DuPont stockholders' equity	9,993	13,320
Noncontrolling interests	207	58
Total equity	10,200	13,378
Total	$41,166	$50,490

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except per share)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
2013
Balance January 1, 2013	$237	$306	$10,655	$14,232	$(8,495)	$(6,727)	$91	$10,299
Sale of a majority interest in a consolidated subsidiary							(34)	(34)
Acquisitions of a noncontrolling interest in consolidated subsidiaries			4					4
Net income				4,848			14	4,862
Other comprehensive income (loss)					3,205		(2)	3,203
Common dividends ($1.78 per share)				(1,658)			(12)	(1,670)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		4	628					632
Common stock repurchased						(1,000)		(1,000)
Common stock retired		(6)	(215)	(779)		1,000		—
Balance December 31, 2013	$237	$304	$11,072	$16,633	$(5,290)	$(6,727)	$57	$16,286
2014
Sale of a majority interest in a consolidated subsidiary							(5)	(5)
Net income				3,625			11	3,636
Other comprehensive (loss) income					(3,266)		1	(3,265)
Common dividends ($1.84 per share)				(1,695)			(6)	(1,701)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		3	434					437
Common stock repurchased						(2,000)		(2,000)
Common stock retired		(9)	(332)	(1,659)		2,000		—
Balance December 31, 2014	$237	$298	$11,174	$16,894	$(8,556)	$(6,727)	$58	$13,378
2015
Consolidation of a joint venture			(1)				151	150
Net income				1,953			6	1,959
Other comprehensive loss					(1,308)			(1,308)
Common dividends ($1.72 per share)				(1,542)			(4)	(1,546)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		2	359					361
Common stock repurchased						(2,353)		(2,353)
Common stock retired		(12)	(451)	(1,890)		2,353		—
Spin-off of Chemours				(895)	468		(4)	(431)
Balance December 31, 2015	$237	$288	$11,081	$14,510	$(9,396)	$(6,727)	$207	$10,200

See Notes to the Consolidated Financial Statements beginning on page F-9.
E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

For the year ended December 31,	2015	2014	2013
Operating activities
Net income	$1,959	$3,636	$4,862
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,104	1,254	1,280
Amortization of intangible assets	362	363	323
Net periodic pension benefit cost	591	406	953
Contributions to pension plans	(308)	(311)	(313)
Gain on sales of businesses	(59)	(726)	(2,687)
Other operating activities – net	253	366	170
(Increase) decrease in operating assets:
Accounts and notes receivable	(448)	(88)	(976)
Inventories and other operating assets	164	(318)	(519)
Increase (decrease) in operating liabilities:
Accounts payable and other operating liabilities	(1,063)	(1,064)	240
Accrued interest and income taxes	(239)	194	(154)
Cash provided by operating activities	2,316	3,712	3,179
Investing activities
Purchases of property, plant and equipment	(1,629)	(2,020)	(1,882)
Investments in affiliates	(76)	(42)	(58)
Payments for businesses – net of cash acquired	(152)	—	(133)
Proceeds from sales of businesses - net	139	1,058	4,841
Proceeds from sales of assets – net	17	34	142
Purchases of short-term financial instruments	(1,897)	(936)	(497)
Proceeds from maturities and sales of short-term financial instruments	1,121	950	452
Foreign currency exchange contract settlements	615	430	40
Other investing activities – net	34	189	40
Cash (used for) provided by investing activities	(1,828)	(337)	2,945
Financing activities
Dividends paid to stockholders	(1,546)	(1,696)	(1,661)
Net (decrease) increase in short-term (less than 90 days) borrowings	(1)	(11)	16
Long-term and other borrowings:
Receipts	3,679	104	2,013
Payments	(1,537)	(1,794)	(1,312)
Repurchase of common stock	(2,353)	(2,000)	(1,000)
Proceeds from exercise of stock options	274	327	536
Payments for noncontrolling interest	(1)	—	(65)
Cash transferred to Chemours at spin-off	(250)	—	—
Other financing activities – net	(88)	(4)	(1)
Cash used for financing activities	(1,823)	(5,074)	(1,474)
Effect of exchange rate changes on cash	(275)	(332)	(88)
(Decrease) / increase in cash and cash equivalents	(1,610)	(2,031)	4,562
Cash and cash equivalents at beginning of year	6,910	8,941	4,379
Cash and cash equivalents at end of year	$5,300	$6,910	$8,941
Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$341	$394	$489
Income taxes	885	1,016	1,323

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

Basis of Consolidation
The Consolidated Financial Statements include the accounts of the company, subsidiaries in which a controlling interest is maintained and variable interest entities (VIEs) for which DuPont is the primary beneficiary. For those consolidated subsidiaries in which the company's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Investments in affiliates over which the company has significant influence but not a controlling interest are carried on the equity method. At December 31, 2015 and 2014, the assets, liabilities and operations of VIEs for which DuPont is the primary beneficiary were not material to the Consolidated Financial Statements of the company.

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are VIEs. The company is not the primary beneficiary, as the nature of the company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2015 and 2014, the maximum exposure to loss related to the unconsolidated VIEs is not considered material to the Consolidated Financial Statements of the company.

Basis of Presentation
Certain reclassifications of prior year's data have been made to conform to current year's presentation.

On July 1, 2015, the company completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (Chemours). In accordance with GAAP, the financial position and results of operations of the Performance Chemicals segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The assets and liabilities related to the Performance Chemicals segment are presented as assets of discontinued operations and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented. The cash flows and comprehensive income related to the Performance Chemicals segment have not been segregated and are included in the Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. Amounts related to the Performance Chemicals segment are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 3 for additional information.

The company revised accumulated other comprehensive loss at January 1, 2013 to adjust for currency translation of $97 and pension settlement charges of $54 that should have been recorded in prior years. The revision resulted in a $151 decrease in accumulated other comprehensive loss with a corresponding reduction in reinvested earnings. The currency translation was related to an adjustment to the exchange rates used by a foreign subsidiary in the translation of the financial statements to U.S. dollar (USD) in prior years. See further discussion of the pension settlement charges in Note 18. The impact of these adjustments is not material to the company's current or previously issued financial statements.

In February 2013, the company sold its Performance Coatings business (which represented a reportable segment). In accordance with GAAP, the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The cash flows and comprehensive income related to the Performance Coatings business have not been segregated and are included in the Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. See Note 3 for additional information.

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

Cost of Goods Sold
Cost of goods sold primarily includes the cost of manufacture and delivery, ingredients or raw materials, direct salaries, wages and benefits and overhead.

Other Operating Charges
Other operating charges includes product claim charges and recoveries, non-capitalizable costs associated with capital projects and other operational expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include selling and marketing expenses, commissions, functional costs, and business management expenses.

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

As of December 31, 2015 approximately 55, 30 and 15 percent of the company’s inventories were accounted for under the first-in first out (FIFO), average cost and last-in first out (LIFO) methods, respectively. As of December 31, 2014 approximately 60, 25 and 15 percent of the company’s inventories were accounted for under the FIFO, average cost and LIFO methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds, certain food-ingredients and enzymes.

The company establishes allowances for obsolescence of inventory based upon quality considerations and assumptions about future demand and market conditions.

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

Research and Development
Research and development costs are expensed as incurred. Research and development expense includes costs (primarily consisting of employee costs, materials, contract services, research agreements, and other external spend) relating to the discovery and development of new products, enhancement of existing products and regulatory approval of new and existing products.

Royalty Expense
The company’s Agriculture segment currently has certain third party biotechnology trait license agreements, which require up-front and variable payments subject to the licensor meeting certain conditions. These payments are reflected as prepaid expenses and other assets and are amortized to cost of goods sold as seeds containing the respective trait technology are utilized over the life of the license. The company evaluates the carrying value of the prepaid royalties when events or changes in circumstances indicate the carrying value may not be recoverable.

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

The company changes the functional currency of its separate and distinct foreign entities only when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. As a result of the separation of its Performance Chemicals segment, coupled with the company’s redesign initiative, the functional currency at certain of the company’s foreign entities was re-evaluated which, in some cases, has resulted in a change in the foreign entities' functional currency during 2015.

Venezuelan Foreign Currency
Venezuela is considered a highly inflationary economy under GAAP and the USD is the functional currency for the company's subsidiaries in Venezuela. The official exchange rate continues to be set through the National Center for Foreign Commerce (CENCOEX, previously CADIVI). Based on its evaluation of the restrictions and limitations affecting the availability of specific exchange rate mechanisms, management concluded in the second quarter of 2014 that the Alternative Currency Exchange System (SICAD 2) auction process would be the most likely mechanism available. As a result, in the second quarter of 2014, the company changed from the official exchange rate to the SICAD 2 exchange rate, which resulted in a pre-tax charge of $58. The charge is recorded within other income, net in the company's Consolidated Income Statements for the year ended December 31, 2014.

During the first quarter of 2015, the Venezuelan government enacted additional changes to the country's foreign exchange systems including the introduction of the Foreign Exchange Marginal System (SIMADI) auction process. Management has concluded that the SIMADI auction process would be the most likely exchange mechanism available. As a result, effective in the first quarter of 2015, the company changed from the SICAD 2 to the SIMADI exchange rate, to re-measure its Bolivar Fuertes (VEF) denominated net monetary assets which resulted in a pre-tax charge of $3. The charge is recorded within other income, net in the company's Consolidated Income Statements for the year ended December 31, 2015. The remaining net monetary assets and non-monetary assets are immaterial at December 31, 2015.

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

Recent Accounting Pronouncements
Accounting Pronouncements Implemented in 2015
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

New Accounting Pronouncements to be Implemented
In November 2015, the FASB issued Accounting Standard Update (ASU) No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The company is early adopting this guidance effective January 1, 2016 on a retrospective basis.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810), Amendments to the Consolidation Analysis. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity also may apply the amendments retrospectively. The company does not expect this guidance to have a material impact on its financial position or results of operations.
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
2.  PROPOSED MERGER WITH DOW CHEMICAL
On December 11, 2015, DuPont and The Dow Chemical Company (Dow) announced entry into an Agreement and Plan of Merger (the Merger Agreement), under which the companies will combine in an all-stock merger of equals. The companies anticipate that the merger will close and become effective (the Effective Time), in the second half of 2016 and at that time the combined company will be named DowDuPont. Following the consummation of the merger, DuPont and Dow intend to pursue, subject to the receipt of approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of one or more tax-efficient transactions (collectively, the Business Separations.)

Subject to the terms and conditions of the Merger Agreement, each share of common stock, par value $0.30 per share, of DuPont (DuPont Common Stock) issued and outstanding immediately prior to the Effective Time, excluding any shares of DuPont Common Stock that are held in treasury, will be converted into the right to receive 1.2820 shares common stock, par value $0.01 per share, of DowDuPont (DowDuPont Common Stock), for each share of DuPont Common Stock with cash in lieu of any fractional share of DowDuPont. Each share of DuPont Preferred Stock-$4.50 Series and DuPont Preferred Stock-$3.50 Series, in each case issued and outstanding immediately prior to the Effective Time, shall remain issued and outstanding and be unaffected by the merger.

Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $2.50 per share, of Dow (the Dow Common Stock) issued and outstanding immediately prior to the Effective Time, excluding any shares of Dow Common Stock that are held in treasury, will be converted into the right to receive one share of DowDuPont Common Stock and each share of Cumulative Convertible Perpetual Preferred Stock, Series A, par value $1.00 per share, of Dow (the Dow Preferred) issued and outstanding immediately prior to the Effective Time will be automatically canceled and each holder of shares of Dow Preferred will be deemed to hold the same number of shares of preferred stock of DowDuPont on equivalent terms.

The aforementioned 1.2820 exchange ratio set forth in the Merger Agreement is expected to result in DuPont common stockholders and Dow common stockholders each owning approximately 50% of the outstanding shares of DowDuPont Common Stock following the Effective Time.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Conditions to the Mergers
The completion of the merger is subject to the satisfaction or waiver of certain conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of DuPont Common Stock entitled to vote thereon; (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Dow Common Stock entitled to vote thereon; (iii) the receipt of certain domestic and foreign approvals under competition laws; (iv) DuPont and Dow reasonably determining that the merger does not constitute an acquisition of a 50% or greater interest in DuPont and Dow, respectively, under the principles of Section 355(e) of the Internal Revenue Code; (v) the absence of governmental restraints or prohibitions preventing the consummation of the merger; (vi) the effectiveness of the Form S-4 and absence of any stop order or proceedings by the SEC; and (vii) the approval of the shares of DowDuPont Common Stock to be issued in the merger for listing on the NYSE. The obligation of each of DuPont and Dow to consummate the merger is also conditioned on, among other things, the receipt of a tax opinion from the tax counsel as to the tax-free nature of the merger, and the truth and correctness of the representations and warranties made by the other party as of the closing date (subject to certain “materiality” and “material adverse effect” qualifiers).

Certain Other Terms of the Merger Agreement
The Merger Agreement contains mutual customary representations and warranties made by each of DuPont and Dow, and also contains mutual customary pre-closing covenants, including covenants, among others, (i) to operate its businesses in the ordinary course consistent with past practice and to refrain from taking certain actions without the other party’s consent, (ii) not to solicit, initiate, knowingly encourage or knowingly take any other action designed to facilitate, and, subject to certain exceptions, not to participate in any discussions or negotiations, or cooperate in any way with respect to, any inquiries or the making of, any proposal of an alternative transaction, (iii) subject to certain exceptions, not to withdraw, qualify or modify the support of its Board of Directors for the Merger Agreement and the merger, as applicable, and (iv) to use their respective reasonable best efforts to obtain governmental, regulatory and third party approvals, including by agreeing to any required divestiture of assets or business. In addition, the Merger Agreement contains covenants that require each of DuPont and Dow to call and hold a special stockholder meeting and, subject to certain exceptions, require each of the Board of Directors of DuPont and Dow to recommend to its stockholders to approve the merger and adopt the Merger Agreement.

The Merger Agreement contains certain termination rights for each of DuPont and Dow, including in the event that (i) the merger is not consummated on or before March 15, 2017, subject to each party having the right to unilaterally extend the terminate date of the Merger Agreement until June 15, 2017 (the Outside Date) in the event that the regulatory closing conditions have not been satisfied, (ii) the approval of the merger and the adoption of the Merger Agreement by the stockholders of DuPont or the stockholders of Dow is not obtained at the respective stockholder meetings or (iii) if any restraint having the effect of preventing the consummation of the merger shall have become final and non-appealable or if any governmental entity that must grant a requisite regulatory approval has denied approval of the merger. In addition, DuPont and Dow can each terminate the Merger Agreement prior to the stockholder meeting of the other party if, among other things, the other party’s Board of Directors has changed its recommendation that its stockholders approve the merger, as applicable, and adopt the Merger Agreement, or has failed to make or reaffirm such recommendation in certain circumstances.

The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including (i) a change in the recommendation of the Board of Directors of DuPont and Dow or (ii) a termination of the Merger Agreement by DuPont and Dow, because of a failure of the stockholders of the other party to adopt the Merger Agreement at the stockholder meeting, a material breach by the other party or because the merger is not consummated by the Outside Date, in each case set forth in this clause (ii) at a time when there was an offer or proposal for an alternative transaction with respect to such party and such party enters into or consummates an alternative transaction within 12 months following such date of termination, DuPont and Dow, as the case may be, will pay to the other party a termination fee equal to $1,900 in cash.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

3.  DIVESTITURES AND OTHER TRANSACTIONS
Performance Chemicals
On July 1, 2015 (the Distribution Date), DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of Chemours (the Separation). To effect the spin-off, DuPont distributed to its stockholders one share of Chemours common stock, par value $0.01 per share, for every five shares of DuPont common stock, par value $0.30 per share, (the Distribution) outstanding as of 5:00 p.m. June 23, 2015, the record date for the Distribution. In lieu of fractional shares of Chemours, stockholders of DuPont received cash, which generally was taxable. In connection with the Separation, the company and Chemours entered into a Separation Agreement and a Tax Matters Agreement, discussed below, and certain ancillary agreements, including an employee matters agreement, agreements related to transition and site services, and intellectual property cross licensing arrangements. In addition, the companies have entered into certain supply agreements. In January 2016, the company agreed in principle to prepay $190 for certain goods and services expected to be delivered by Chemours over the next twelve to fifteen months.

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

Pursuant to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At December 31, 2015, the indemnified assets are $99 within accounts and notes receivable, net and $394 within other assets along with the corresponding liabilities of $99 within other accrued liabilities and $394 within other liabilities.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The results of operations of the Performance Chemicals segment are presented as discontinued operations as summarized below:

For the year ended December 31,	2015	2014	2013
Net sales	$2,810	$6,317	$6,736
Cost of goods sold	2,215	4,680	4,905
Other operating charges	386	422	338
Selling, general and administrative expenses	(87)	453	491
Research and development expense	40	109	116
Other income, net	(27)	(46)	(39)
Interest expense	32	—	—
Employee separation / asset related charges, net	59	21	2
Income from discontinued operations before income taxes	192	678	923
Provision for income taxes	106	202	266
Income from discontinued operations after income taxes	$86	$476	$657

As a result of the separation, the company recorded an other long-term employee benefit plan curtailment gain of $274 and a pension curtailment gain of $7. See Note 18 for further discussion.

During the years ended December 31, 2015 and 2014, the company incurred $306 and $175 of costs, respectively, in connection with the transaction primarily related to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions. Income from discontinued operations during the years ended December 31, 2015 and 2014, includes $260 and $142 of these costs, respectively. Income from continuing operations during the years ended December 31, 2015 and 2014, includes $26 and $33 of these costs, respectively, recorded in other operating charges in the company's Consolidated Income Statements. Income from continuing operations during the year ended December 31, 2015 also included $20 of transaction costs incurred for a premium associated with the early retirement of DuPont debt. The company exchanged notes received from Chemours in May 2015 (as part of a dividend payment) for DuPont debt that it then retired. These costs were reported in interest expense in the company's Consolidated Income Statements.

Income from discontinued operations during the year ended December 31, 2015, included a restructuring charge of $59, consisting of severance and related benefit costs associated with the Performance Chemicals segment to achieve fixed cost and operational productivity improvements for Chemours post-spin.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The carrying amount of the major classes of assets and liabilities classified as assets and liabilities of discontinued operations at December 31, 2014 related to Performance Chemicals consisted of the following:

December 31, 2014
Accounts and notes receivable, net	$887
Inventories	1,054
Prepaid expenses	15
Deferred income taxes - current	53
Property, plant and equipment, net of accumulated depreciation	3,378
Goodwill	197
Other intangible assets	11
Investment in affiliates	124
Deferred income taxes - noncurrent	42
Other assets - noncurrent	466
Total assets of discontinued operations	$6,227
Accounts payable	$1,036
Income taxes	9
Other accrued liabilities	373
Other liabilities - noncurrent	616
Deferred income taxes - noncurrent	433
Total liabilities of discontinued operations	$2,467

In connection with the spin-off, the company received a dividend from Chemours in May 2015 of $3,923 comprised of a cash distribution of $3,416 and a distribution in-kind of $507 of 7% senior unsecured notes due 2025 (Chemours Notes Received). Chemours financed the dividend payment through issuance of approximately $4,000 of debt, including the Chemours Notes Received (Chemours' Debt). Net assets of $431 were transferred to Chemours on July 1, 2015, including the $4,000 of Chemours' Debt. The Separation Agreement sets forth a process to true-up cash and working capital transferred to Chemours at Separation to certain target amounts with the net differences payable by year-end 2015. In January 2016, closure was reached between the parties without exchanging funds.

The following table presents the depreciation, amortization and purchases of property, plant and equipment of the discontinued operations related to Performance Chemicals:

For the year ended December 31,	2015	2014	2013
Depreciation	$126	$248	$253
Amortization of intangible assets	2	3	6
Purchases of property, plant and equipment	235	525	429

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The results of discontinued operations are summarized below:

For the year ended December 31,	2015	2014	2013
Net sales	$—	$—	$331
(Loss) income from discontinued operations before income taxes[1]	$(23)	$—	$2,717
(Benefit from) provision for income taxes[2]	(1)	(15)	718
(Loss) income from discontinued operations after income taxes	$(22)	$15	$1,999

1.	The year ended December 31, 2015 includes a net charge of $(23) related to a postretirement settlement charge and other employee related settlement adjustments.

2.
The year ended December 31, 2014 includes a tax benefit of $(15) related to a change in estimate of income taxes resulting from the filing of various tax returns impacted by the sale of Performance Coatings.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

4.  EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET
2016 Global Cost Savings and Restructuring Program
In December 2015, DuPont committed to take structural actions across all businesses and staff functions globally to operate more efficiently by further consolidating businesses and aligning staff functions more closely with them as part of a 2016 global cost savings and restructuring plan.

As a result, during the year ended December 31, 2015, a pre-tax charge of $798 was recorded, consisting of $793 of employee separation / asset related charges, net and $5 in other income, net. The charges consisted of $656 in severance and related benefit costs, $109 in asset related charges, and $33 in contract termination charges. The restructuring actions associated with this charge are expected to impact approximately 10 percent of DuPont’s workforce and to be substantially complete in 2016. The company anticipates additional charges could occur in relation to the restructuring actions, which it cannot reasonably estimate at this time.

The restructuring program charges related to the segments, as follows, for the year ended December 31, 2015: Agriculture - $161, Electronics & Communications - $93, Industrial Biosciences - $51, Nutrition & Health - $47, Performance Materials - $61, Safety & Protection - $53, Other - $2, as well as Corporate expenses - $330.

At December 31, 2015, total liabilities related to the restructuring program were $680.

Account balances and activity for the restructuring program are summarized below:

	Severance and Related Benefit Costs	Asset Related Charges	Other Non-Personnel Charges[1]	Total
Charges to income from continuing operations for the year ended December 31, 2015	$656	$109	$33	$798
Charges to accounts:
Payments	(2)	—	(1)	(3)
Asset write-offs and adjustments	(6)	(109)	—	(115)
Balance at December 31, 2015	$648	$—	$32	$680

1.     Other non-personnel charges consist of contractual obligation costs.

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

During the year ended December 31, 2015, a net benefit of $(21) was recorded to adjust the estimated costs associated with the 2014 restructuring program in employee separation / asset related charges, net in the company's Consolidated Income Statements. This was primarily due to lower than estimated individual severance costs and workforce reductions achieved through non-severance programs, offset by the identification of additional projects in certain segments. The adjustments related to the segments for the year ended December 31, 2015 as follows: Agriculture - $3, Electronics & Communications - $(15), Industrial Biosciences - $1, Nutrition & Health - $3, Performance Materials - $1, Safety & Protection - $(4), Other - $1, as well as Corporate expenses $(11).

During the year ended December 31, 2014 a pre-tax charge of $541 was recorded, consisting of $476 in employee separation / asset related charges, net and $65 in other income, net in the company's Consolidated Income Statements. The charges consisted of $301 of severance and related benefit costs, $17 of other non-personnel charges, and $223 of asset related charges, including $65 of charges associated with the restructuring actions of a joint venture within the Performance Materials segment.

The 2014 restructuring program charges related to the segments, as follows, for the year ended December 31, 2014: Agriculture - $134, Electronics & Communications -$84, Industrial Biosciences - $13, Nutrition & Health - $15, Performance Materials - $99, Safety & Protection - $52, Other - $10, as well as Corporate expenses - $134.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

At December 31, 2015, total liabilities related to the 2014 restructuring program were $78. The actions associated with this charge and all related payments are substantially complete.

Account balances and activity for the 2014 restructuring program are summarized below:

	Severance and Related Benefit Costs	Asset Related Charges	Other Non-Personnel Charges[1]	Total[2]
Charges to income from continuing operations for the year ended December 31, 2014	$301	$223	$17	$541
Charges to accounts:
Payments	(43)	—	(13)	(56)
Net translation adjustment	(6)	—	—	(6)
Asset write-offs and adjustments	—	(223)	—	(223)
Balance at December 31, 2014	$252	$—	$4	$256
Payments	(152)	—	(2)	(154)
Net translation adjustment	(3)	—	—	(3)
Other adjustments	(21)	—	—	(21)
Balance at December 31, 2015	$76	$—	$2	$78

1.	Other non-personnel charges consist of contractual obligation costs.

2.
Table above excludes activity related to Performance Chemicals, presented as a discontinued operation in the company's Consolidated Income Statement. During 2014, the company recorded a charge of $21 related to Performance Chemicals, of which the company made payments of $13 prior to separation and transferred a liability of $2 to Chemours at separation on July 1, 2015.

Asset Impairments
During the first quarter 2015, a $38 pre-tax impairment charge was recorded in employee separation / asset related charges, net within the Other segment in the company's Consolidated Income Statements. The majority relates to a cost basis investment in which the assessment resulted from the venture's revised operating plan reflecting underperformance of its European wheat based ethanol facility and deteriorating European ethanol market conditions. One of the primary investors communicated that they would not fund the revised operating plan of the investee. As a result, the carrying value of DuPont's 6 percent cost basis investment in this venture exceeds its fair value by $37, such that an impairment charge was recorded.

In the fourth quarter 2013, as a result of strategic decisions related to the thin film photovoltaic market, the company determined that impairment triggering events had occurred and that assessments of the asset group related to its thin film photovoltaic modules and systems were warranted. These assessments determined that the carrying value of the asset group exceeded its fair value. As a result of the impairment tests, $129 of pre-tax impairment charges were recorded during 2013 within the Electronics & Communications segment.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

5.  OTHER INCOME, NET

	2015	2014	2013
Royalty income	$138	$156	$163
Interest income	129	129	136
Equity in earnings (loss) of affiliates, net	49	(36)	22
Gain on sale of equity method investment	—	—	9
Net gains on sales of businesses and other assets	92	710	21
Net exchange gains (losses)[1]	30	196	(101)
Cozaar®/Hyzaar® income	—	—	14
Miscellaneous income and expenses, net[2]	259	122	107
Other income, net	$697	$1,277	$371

1.
The $30 net exchange gain for the year ended December 31, 2015, includes $(58) and $(40) exchange loss associated with the devaluation of the Ukrainian hryvnia and the Argentina peso, respectively. The $196 net exchange gain for the year ended December 31, 2014, includes a $(58), $(46), and $(14) exchange losses, associated with the devaluation of the Venezuelan bolivar, Ukranian hryvnia, and Argentinian peso, respectively. The $(101) net exchange loss for the year ended December 31, 2013, includes a $(33) exchange loss, associated with the devaluation of the Venezuelan bolivar.

2.	Miscellaneous income and expenses, net, includes interest items, certain insurance recoveries, litigation settlements and other items.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results from operations for the years ended December 31, 2015, 2014 and 2013. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains are largely taxable in the U.S., whereas the offsetting exchange losses on the re-measurement of the net monetary asset positions are often not tax deductible in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for income taxes on continuing operations on the Consolidated Income Statements.

	2015	2014	2013
Subsidiary/Affiliate Monetary Position Gain (Loss)
Pretax exchange loss[1]	$(404)	$(410)	$(136)
Local tax (expenses) benefits	(61)	(207)	$47
Net after-tax impact from subsidiary exchange loss	$(465)	$(617)	$(89)

Hedging Program Gain (Loss)
Pretax exchange gain	$434	$607	$35
Tax expenses	(157)	(212)	$(12)
Net after-tax impact from hedging program exchange gain	$277	$395	$23

Total Exchange Gain (Loss)
Pretax exchange gain (loss)	$30	$196	$(101)
Tax (expenses) benefits	(218)	(419)	$35
Net after-tax exchange loss	$(188)	$(223)	$(66)
1. Excludes equity affiliates.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

6.  PROVISION FOR INCOME TAXES

	2015	2014	2013
Current tax expense on continuing operations:
U.S. federal	$218	$656	$32
U.S. state and local	7	38	(7)
International	466	449	598
Total current tax expense on continuing operations	691	1,143	623
Deferred tax expense (benefit) on continuing operations:
U.S. federal	139	91	(205)
U.S. state and local	4	(42)	(65)
International	(138)	(24)	7
Total deferred tax expense (benefit) on continuing operations	5	25	(263)
Provision for income taxes on continuing operations	$696	$1,168	$360

The significant components of deferred tax assets and liabilities at December 31, 2015 and 2014, are as follows:

	2015		2014
	Asset	Liability	Asset	Liability
Depreciation	$—	$953	$—	$1,003
Accrued employee benefits	4,812	374	5,376	746
Other accrued expenses	563	—	555	—
Inventories	125	99	151	137
Unrealized exchange gains/losses	—	224	—	173
Tax loss/tax credit carryforwards/backs	2,124	—	2,409	—
Investment in subsidiaries and affiliates	133	154	151	195
Amortization of intangibles	187	1,331	154	1,353
Other	215	77	258	110
Valuation allowance	(1,529)	—	(1,704)	—
	$6,630	$3,212	$7,350	$3,717
Net deferred tax asset	$3,418		$3,633

An analysis of the company's effective income tax rate (EITR) on continuing operations is as follows:

	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Exchange gains/losses[1]	8.0	8.1	1.0
Domestic operations	(2.8)	(2.8)	(4.1)
Lower effective tax rates on international operations-net[2]	(11.1)	(11.4)	(14.7)
Tax settlements	(0.7)	(0.6)	(0.3)
Sale of a business	(0.2)	(0.4)	—
U.S. research & development credit [2]	(1.3)	(0.8)	(2.9)
	26.9%	27.1%	14.0%

1.
Principally reflects the impact of foreign exchange losses on net monetary assets for which no corresponding tax benefit is realized. Further information about the company's foreign currency hedging program is included in Note 5 and Note 20 under the heading Foreign Currency Risk.

2.
On January 2, 2013, U.S. tax law was enacted which extended through 2013 (and retroactive to 2012) several expired or expiring temporary business tax provisions. In accordance with GAAP, this extension was taken into account in the quarter in which the legislation was enacted (i.e. first quarter 2013).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Consolidated income from continuing operations before income taxes for U.S. and international operations was as follows:

	2015	2014	2013
U.S. (including exports)	$1,397	$2,537	$504
International	1,194	1,776	2,062
Income from continuing operations before income taxes	$2,591	$4,313	$2,566

The decrease in pre-tax earnings from continuing operations from 2014 to 2015 is primarily driven by lower worldwide sales volume, the absence of 2014 gains on sales of businesses primarily in the U.S., higher employee separation/asset related charges, as well as the results of the company’s hedging program.

In 2015 and 2014, the U.S. recorded a net exchange gain associated with the hedging program of $434 and $607, respectively. While the taxation of the amounts reflected on the chart above does not correspond precisely to the jurisdiction of taxation (due to taxation in multiple countries, exchange gains/losses, etc.), it represents a reasonable approximation of the income before income taxes split between U.S. and international jurisdictions. See Note 20 for additional information regarding the company's hedging program.

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2015, the tax effect of such carryforwards/backs, net of valuation allowance approximated $946. Of this amount, $785 has no expiration date, $7 expires after 2015 but before the end of 2020 and $154 expires after 2020.

At December 31, 2015, unremitted earnings of subsidiaries outside the U.S. totaling $16,053 were deemed to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that net reductions to the company’s global unrecognized tax benefits could be in the range of $225 to $250 within the next 12 months with the majority due to the settlement of uncertain tax positions with various tax authorities.

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

	2015	2014	2013
Total unrecognized tax benefits as of January 1	$986	$901	$805
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(98)	(50)	(28)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	13	84	76
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	69	92	92
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(58)	(15)	(19)
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(30)	(3)	(6)
Exchange gain	(36)	(23)	(19)
Total unrecognized tax benefits as of December 31	$846	$986	$901
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$651	$818	$778
Total amount of interest and penalties recognized in the Consolidated Income Statements	$5	$5	$16
Total amount of interest and penalties recognized in the Consolidated Balance Sheets	$100	$117	$122

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

7.  EARNINGS PER SHARE OF COMMON STOCK
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2015	2014	2013
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$1,889	$3,135	$2,193
Preferred dividends	(10)	(10)	(10)
Income from continuing operations after income taxes available to DuPont common stockholders	$1,879	$3,125	$2,183

Income from discontinued operations after income taxes	$64	$490	$2,655

Net income available to common stockholders	$1,943	$3,615	$4,838

Denominator:
Weighted-average number of common shares outstanding – Basic	893,992,000	914,752,000	925,984,000
Dilutive effect of the company's equity compensation plans	5,535,000	7,121,000	7,163,000
Weighted-average number of common shares outstanding – Diluted	899,527,000	921,873,000	933,147,000

The weighted-average number of common shares outstanding in 2015 and 2014 decreased as a result of the company's repurchase and retirement of its common stock, partially offset by the issuance of new shares from the company's equity compensation plans(see Notes 17 and 19, respectively).

The following average number of stock options are antidilutive and therefore, are not included in the diluted earnings per share calculation:

	2015	2014	2013
Average number of stock options	4,715,000	3,000	2,596,000

The change in the average number of stock options that were antidilutive in 2015 and 2014 was due to changes in the company's average stock price.

8.  ACCOUNTS AND NOTES RECEIVABLE, NET

December 31,	2015	2014
Accounts receivable – trade[1]	$3,435	$3,690
Notes receivable – trade[1,2]	301	243
Other[3]	907	1,305
	$4,643	$5,238

1.
Accounts and notes receivable – trade are net of allowances of $225 at 2015 and $235 at 2014. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Notes receivable – trade primarily consists of receivables within the Agriculture segment for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2015 and 2014, there were no significant past due notes receivable, nor were there any significant impairments related to current loan agreements.

3.	Other includes receivables in relation to fair value of derivative instruments, indemnification assets, value added tax, general sales tax and other taxes.

Accounts and notes receivable are carried at amounts that approximate fair value.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

9.  INVENTORIES

December 31,	2015	2014
Finished products	$3,779	$4,011
Semi-finished products	1,780	2,277
Raw materials, stores and supplies	783	739
	6,342	7,027
Adjustment of inventories to a LIFO basis	(202)	(240)
	$6,140	$6,787

10.  PROPERTY, PLANT AND EQUIPMENT

December 31,	2015	2014
Buildings	$4,468	$4,502
Equipment	17,410	17,219
Land	506	550
Construction	1,746	1,502
	$24,130	$23,773

11.  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014, by reportable segment:

	Balance as of December 31, 2015	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2014	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2013
Agriculture	$336	$18	$318	$(12)	$330
Electronics & Communications	149	—	149	—	149
Industrial Biosciences	839	(8)	847	(51)	898
Nutrition & Health	2,092	(101)	2,193	(122)	2,315
Performance Materials	383	8	375	—	375
Safety & Protection	449	(1)	450	2	448
Total	$4,248	$(84)	$4,332	$(183)	$4,515

Changes in goodwill in 2015 and 2014 primarily relate to currency translation adjustments. In 2015 and 2014, the company performed impairment tests for goodwill and determined that no goodwill impairments existed.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Other Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)
Customer lists	$1,621	$(529)	$1,092	$1,699	$(465)	$1,234
Patents	454	(220)	234	474	(184)	290
Purchased and licensed technology	1,173	(649)	524	1,783	(1,069)	714
Trademarks	26	(13)	13	26	(12)	14
Other[1]	180	(72)	108	202	(84)	118
	3,454	(1,483)	1,971	4,184	(1,814)	2,370
Intangible assets not subject to amortization (Indefinite-lived)
In-process research and development	72	—	72	29	—	29
Microbial cell factories[2]	306	—	306	306	—	306
Pioneer germplasm[3]	1,048	—	1,048	1,064	—	1,064
Trademarks/tradenames	747	—	747	800	—	800
	2,173	—	2,173	2,199	—	2,199
Total	$5,627	$(1,483)	$4,144	$6,383	$(1,814)	$4,569

1.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $360, $360 and $317 for 2015, 2014 and 2013, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for 2016, 2017, 2018, 2019 and 2020 is $329, $205, $207, $200 and $177, respectively.

12.  SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2015	2014
Other loans - various currencies	$49	$17
Long-term debt payable within one year	1,115	1,405
Capital lease obligations	1	—
	$1,165	$1,422

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in Note 1 to the Consolidated Financial Statements. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings was $1,190 and $1,424 at December 31, 2015 and 2014, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Unused bank credit lines were approximately $4,900 at December 31, 2015 and 2014, respectively. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit and have a remaining life of up to three years. Outstanding letters of credit were $203 and $349 at December 31, 2015 and 2014, respectively. These letters of credit support commitments made in the ordinary course of business.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2015 and 2014 was 4.1% and 1.7%, respectively. The increase in the interest rate for 2015 was primarily due to long-term debt maturing within one year.

13.  OTHER ACCRUED LIABILITIES

December 31,	2015	2014
Compensation and other employee-related costs	$699	$701
Deferred revenue	2,519	2,892
Employee benefits (Note 18)	364	341
Discounts and rebates	284	296
Derivative instruments (Note 20)	91	120
Accrual for restructuring programs (Note 4)	758	171
Miscellaneous	865	1,075
	$5,580	$5,596

Deferred revenue principally includes advance customer payments within the Agriculture segment. Miscellaneous other accrued liabilities principally includes accrued plant and operating expenses, accrued litigation costs, the estimated value of certain guarantees and accrued environmental remediation costs.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

14.  LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2015	2014
U.S. dollar:
Medium-term notes due 2038 – 2041[1]	$111	$114
3.25% notes due 2015[2,3]	—	1,001
4.75% notes due 2015[2]	—	400
1.95% notes due 2016[2]	348	499
2.75% notes due 2016[2]	223	500
5.25% notes due 2016[2]	541	600
6.00% notes due 2018[4]	1,314	1,338
5.75% notes due 2019	499	499
4.625% notes due 2020	998	998
3.625% notes due 2021	999	999
4.25% notes due 2021	499	499
2.80% notes due 2023	1,250	1,250
6.50% debentures due 2028	299	299
5.60% notes due 2036	396	396
4.90% notes due 2041	494	494
4.15% notes due 2043	749	749
Other loans[2,5]	25	29
Other loans- various currencies[2]	32	—
	8,777	10,664
Less short-term portion of long-term debt	1,115	1,405
	7,662	9,259
Less debt issuance costs	32	38
	7,630	9,221
Capital lease obligations	12	12
Total	$7,642	$9,233

1.	Average interest rates on medium-term notes were 0.1% and 0.0% at December 31, 2015 and 2014, respectively.

2.	Includes long-term debt due within one year.

3.
At December 31, 2014, the company had outstanding interest rate swap agreements with gross notional amounts of $1,000 that matured in 2015. The fair value of outstanding swaps was an asset of $1 at December 31, 2014.

4.	During 2008, the interest rate swap agreement associated with these notes was terminated. The gain will be amortized over the remaining life of the bond, resulting in an effective yield of 3.85%.

5.	Average interest rates on other loans were 4.3% and 4.2% at December 31, 2015 and 2014, respectively.

In connection with the spin-off of Chemours, as discussed in Note 3, the company received a dividend from Chemours in May 2015 of $3,923 comprised of a cash distribution of $3,416 and a distribution in-kind of $507 of 7% senior unsecured notes due 2025.

In 2015, DuPont exchanged the Chemours Notes Received for $488 of company debt due in 2016 as follows: $152 of 1.95% notes, $277 of 2.75% notes, and $59 of 5.25% notes. The company paid a premium of $20, recorded in interest expense in the company's Consolidated Income Statements in 2015, in connection with the early retirement of the $488 of 2016 notes. This debt for debt exchange was considered an extinguishment.

Maturities of long-term borrowings are $4, $1,349, $503 and $1,003 for the years 2017, 2018, 2019 and 2020, respectively, and $4,803 thereafter.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The estimated fair value of the company's long-term borrowings, was determined using level 2 inputs within the fair value hierarchy, as described in Note 1 to the Consolidated Financial Statements. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings was $7,860 and $9,970 at December 31, 2015 and 2014, respectively.

15.  OTHER LIABILITIES

December 31,	2015	2014
Employee benefits:
Accrued other long-term benefit costs (Note 18)	$2,524	$2,655
Accrued pension benefit costs (Note 18)	8,478	9,017
Accrued environmental remediation costs	367	362
Miscellaneous	1,222	1,581
	$12,591	$13,615

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

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At December 31, 2015, the company had directly guaranteed $337 of such obligations. This amount represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 24 percent of the $113 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at December 31, 2015:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 6 years)	$87	$25	$112
Leases on equipment and facilities (terms up to 3 years)	—	1	1
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	178	—	178
Obligations for Chemours[3]:
Chemours' purchase obligations (final expiration - 2018)	11	35	46
Total	$276	$61	$337

1.	Existing guarantees for customers and suppliers, as part of contractual agreements.

2.	Existing guarantees for equity affiliates' liquidity needs in normal operations.

3.	Guarantee for Chemours' raw material purchase obligations under agreement with third party supplier.

Operating Leases
The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $248, $217, $194, $170 and $133 for the years 2016, 2017, 2018, 2019 and 2020, respectively, and $276 for subsequent years and are not reduced by non-cancelable minimum sublease rentals due in the future in the amount of $4. Net rental expense under operating leases was $271, $249 and $241 in 2015, 2014 and 2013, respectively.

Asset Retirement Obligations
The company has recorded asset retirement obligations primarily associated with closure, reclamation and removal costs for mining operations related to the production of titanium dioxide in Performance Chemicals. The company's asset retirement obligation liabilities were $49 and $52 at December 31, 2015 and 2014. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for the majority of the outstanding asset retirement obligations. As a result, the company has recorded an indemnification asset of $41 corresponding to the company's accrual balance related to these matters at December 31, 2015.

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

As part of the settlement, DuPont paid about $7 in plaintiffs' attorney fees and expenses. DuPont also provided a warranty, which expired on May 31, 2015, against new damage, if any, caused by the use of Imprelis® on class members' properties. In the third quarter of 2014, the company settled the majority of claims from class members that opted out of the class action settlement. As of December 31, 2015, the company has substantially completed the processing of the warranty claims and has resolved substantially all of the opt-out actions. Based on the claim settlements and evaluation of the remaining warranty claims and opt-out actions, the company recorded a $130 reduction to the estimated liability resulting in an accrual balance of $41 at December 31, 2015, representing the company’s best estimate of the liability associated with resolving the remaining matters. The reduction was recorded within other operating charges in the company’s consolidated income statement for the year ended December 31, 2015.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

DuPont recorded income of $185 and $210 for insurance recoveries, within other operating charges, for the years ended December 31, 2015 and 2014, respectively. The year ended December 31, 2013 included net charges of $352, consisting of a $425 charge offset by $73 of insurance recoveries. Insurance recoveries are recognized when collection of payment is considered probable. The remaining coverage under the insurance program is $50 for costs and expenses. DuPont has submitted requests for payment related to its remaining coverage.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At December 31, 2015, DuPont has an accrual balance of $20 related to the PFOA matters discussed below. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for the PFOA matters discussed below. As a result, the company has recorded an indemnification asset of $20 corresponding to the accrual balance as of December 31, 2015.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At December 31, 2015, there were approximately 3,500 lawsuits filed in various federal and state courts in Ohio and West Virginia, an increase of about 600 over year end 2014. These lawsuits are consolidated in multi-district litigation in Ohio federal court (MDL). Based on the information currently available to the company, the majority of the lawsuits allege personal injury claims associated with high cholesterol and thyroid disease from exposure to PFOA in drinking water.  There are 37 lawsuits alleging wrongful death. In 2014, six plaintiffs from the MDL were selected for the individual trial. The jury awarded $1.6 in compensatory damages in the first individual trial, captioned Bartlett v DuPont, which was tried to a verdict in October 2015. The plaintiff alleged that exposure to PFOA in drinking water had caused kidney cancer. DuPont, through Chemours, is appealing the decision. The second trial, captioned Wolf v DuPont, was scheduled to begin in March 2016 and involves allegations that exposure to PFOA in drinking water caused ulcerative colitis. A confidential settlement for an inconsequential amount was reached in January 2016. In January 2016, the court determined that 40 cases, most of which are expected to involve allegations that exposure to PFOA in drinking water caused cancer, would be scheduled for trial in 2017, beginning in April of that year. DuPont, through Chemours, denies the allegations in these lawsuits and is defending itself vigorously.

Additional Actions
An Ohio action brought by the LHWA claims, “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA) in addition to general claims of PFOA contamination of drinking water. Pursuant to the order of the U.S. District Court for the Southern District of Ohio, the case, scheduled for trial in January 2016, was removed from the trial docket.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2015, the Consolidated Balance Sheet included a liability of $492, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, the potential liability may range up to $1,000 above the amount accrued as of December 31, 2015. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for certain environmental matters, included in the liability of $492, that have an estimated liability of $291 as of December 31, 2015 and a potential exposure that ranges up to approximately $610 above the amount accrued. As such, the company has recorded an indemnification asset of $291 corresponding to the company's accrual balance related to these matters at December 31, 2015.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

17.  STOCKHOLDERS' EQUITY
Share Repurchase Program
2015 Share Buyback Plan
In the first quarter 2015, DuPont announced its intention to buy back shares of about $4,000 using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2,000 to be purchased and retired by December 31, 2015 with the remainder to be purchased and retired by December 31, 2016. In August 2015, the company entered an accelerated share repurchase (ASR) agreement. Under the terms of the August 2015 ASR agreement, the company paid $2,000 to the financial institution and received and retired 35 million shares at an average price of $57.16 per share.

2014 Share Buyback Plan
In January 2014, the company's Board of Directors authorized a $5,000 share buyback plan. There is no required completion date for purchases under this plan. In February and August 2014, the company entered two separate accelerated share repurchase (ASR) agreements. The February 2014 ASR agreement was completed in the second quarter of 2014, under which the company purchased and retired 15.1 million shares for $1,000. The August 2014 ASR agreement was completed in the fourth quarter of 2014, under which the company purchased and retired 10.4 million shares for $700. In addition to the ASR agreements, for the years ended December 31, 2015 and 2014, the company repurchased and retired 4.6 million and 4.7 million shares in the open market for a total cost of $353 and $300, respectively. As of December 31, 2015 the company has purchased 34.7 million shares at a total cost of $2,353 under the plan. There is no required completion date for the remaining stock purchases.

2012 Share Buyback Plan
In December 2012, the company's Board of Directors authorized a $1,000 share buyback plan. In 2013, the company entered into an ASR agreement with a financial institution under which the company used $1,000 of the proceeds from the sale of Performance Coatings for the purchase and retirement 20.4 million shares of common stock.

Common stock held in treasury is recorded at cost. When retired, the excess of the cost of treasury stock over its par value is allocated between reinvested earnings and additional paid-in capital.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2015, 2014 and 2013:

Shares of common stock	Issued	Held In Treasury
Balance January 1, 2013	1,020,057,000	(87,041,000)
Issued	14,370,000	—
Repurchased	—	(20,400,000)
Retired	(20,400,000)	20,400,000
Balance December 31, 2013	1,014,027,000	(87,041,000)
Issued	8,103,000	—
Repurchased	—	(30,110,000)
Retired	(30,110,000)	30,110,000
Balance December 31, 2014	992,020,000	(87,041,000)
Issued	5,932,000	—
Repurchased	—	(39,564,000)
Retired	(39,564,000)	39,564,000
Balance December 31, 2015	958,388,000	(87,041,000)

Noncontrolling Interest
In September 2015, the company obtained a controlling interest in a joint venture included in the Performance Materials segment. Accordingly, the company consolidated the entity at December 31, 2015 and recorded the fair value of the noncontrolling interest in the amount of $151 in the Consolidated Balance Sheet.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Other Comprehensive Income
A summary of the pre-tax, tax, and after-tax effects of the components of other comprehensive (loss) income for the years ended December 31, 2015, 2014, and 2013 is provided as follows:

For the year ended December 31,	2015			2014			2013			Affected Line Item in Consolidated Income Statements
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment(1)	$(1,605)	$—	$(1,605)	$(876)	$—	$(876)	$25	$—	$25
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(37)	12	(25)	53	(20)	33	(58)	22	(36)	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	(10)	4	(6)	(15)	5	(10)	(1)	—	(1)	Net sales
Commodity contracts	22	(9)	13	30	(11)	19	(24)	10	(14)	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	(25)	7	(18)	68	(26)	42	(83)	32	(51)
Pension benefit plans:
Net (loss) gain	(57)	10	(47)	(4,131)	1,497	(2,634)	3,293	(1,136)	2,157	See (2) below
Prior service benefit	—	—	—	44	(11)	33	62	(22)	40	See (2) below
Effect of foreign exchange rates	119	(33)	86	—	—	—	—	—	—	See (2) below
Reclassifications to net income:
Amortization of prior service (benefit) cost	(9)	2	(7)	2	—	2	8	(2)	6	See (3) below
Amortization of loss	768	(273)	495	601	(209)	392	957	(331)	626	See (3) below
Curtailment (gain) loss	(6)	3	(3)	4	(1)	3	1	—	1	See (3) below
Settlement loss	76	(26)	50	7	(2)	5	152	(45)	107	See (3) below
Pension benefit plans, net	891	(317)	574	(3,473)	1,274	(2,199)	4,473	(1,536)	2,937
Other benefit plans:
Net gain (loss)	4	(1)	3	(280)	100	(180)	513	(184)	329	See (2) below
Prior service benefit	—	—	—	50	(1)	49	211	(72)	139	See (2) below
Effect of foreign exchange rates	(1)	1	—	—	—	—	—	—	—	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(182)	64	(118)	(214)	76	(138)	(195)	69	(126)	See (3) below
Amortization of loss	78	(27)	51	57	(20)	37	76	(27)	49	See (3) below
Curtailment gain	(274)	98	(176)	—	—	—	(154)	54	(100)	See (3) below
Settlement loss	—	—	—	—	—	—	1	—	1	See (3) below
Other benefit plans, net	(375)	135	(240)	(387)	155	(232)	452	(160)	292
Net unrealized (loss) gain on securities:
Unrealized (loss) gain on securities arising during the period	(17)	—	(17)	—	—	—	1	(1)	—	See (4) below
Reclassification of gain realized in net income	(2)	—	(2)	—	—	—	—	—	—	Other income, net
Net unrealized (loss) gain on securities	(19)	—	(19)	—	—	—	1	(1)	—
Other comprehensive (loss) income	$(1,133)	$(175)	$(1,308)	$(4,668)	$1,403	$(3,265)	$4,868	$(1,665)	$3,203

1.
The increase in currency translation adjustment losses over prior year for the years ended December 31, 2015 and 2014, is driven by the strengthening USD against primarily the Euro and Brazilian Real. For the year ended December 31, 2015, the increase over prior year is also due to changes in certain foreign entity's functional currency as described in Note 1.

2.	These amounts represent changes in accumulated other comprehensive (loss) income excluding changes due to reclassifying amounts to the Consolidated Income Statements.

3.
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 18 for additional information.

4.
The unrealized loss on securities during the year ended December 31, 2015 is due to the re-measurement of USD denominated marketable securities held by certain foreign entities at December 31, 2015 with a corresponding offset to cumulative translation adjustment.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Tax (expense) benefit recorded in Stockholders' Equity was $(138), $1,461 and $(1,617) for the years 2015, 2014 and 2013, respectively. Included in these amounts were tax benefits of $37, $58 and $48 for the years 2015, 2014 and 2013, respectively, associated with stock compensation programs. The remainder consists of amounts recorded within other comprehensive income as shown in the table above.

The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2013
Balance January 1, 2013	$(70)	$3	$(8,632)	$202	$2	$(8,495)
Other comprehensive income (loss) before reclassifications	27	(36)	2,197	468	—	2,656
Amounts reclassified from accumulated other comprehensive income (loss)	—	(15)	740	(176)	—	549
Balance December 31, 2013	$(43)	$(48)	$(5,695)	$494	$2	$(5,290)
2014
Other comprehensive income (loss) before reclassifications	(876)	33	(2,601)	(131)	—	(3,575)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9	401	(101)	—	309
Balance December 31, 2014	$(919)	$(6)	$(7,895)	$262	$2	$(8,556)
2015
Other comprehensive income (loss) before reclassifications	(1,605)	(25)	39	3	(17)	(1,605)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	535	(243)	(2)	297
Spin-off of Chemours	191	—	278	—	(1)	468
Balance December 31, 2015	$(2,333)	$(24)	$(7,043)	$22	$(18)	$(9,396)

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

The company recorded a charge of $32 ($21 after-tax) during the year ended December 31, 2015, which related to settlements that occurred in prior periods. In addition, accumulated other comprehensive loss at January 1, 2013 has been revised to adjust for $54, after-tax, for settlement charges that should have been recorded in previous periods with a corresponding reduction in reinvested earnings. The settlement charges were related to the company's Pension Restoration Plan which provides for lump sum payments to certain eligible retirees. The company recognizes pension settlements when lump sum payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the year. The impact of these adjustments is not material to the company's current or previously issued financial statements.

Other Long-term Employee Benefits
The parent company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans for retiree benefits are unfunded and the cost of the approved claims is paid from company funds. Essentially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. benefit plans. The non-Medicare eligible retiree medical plan is contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to the company's portion of the retiree medical cost coverage. For Medicare eligible pensioners and survivors, the company provides a company-funded Health Reimbursement Arrangement (HRA). Beginning January 1, 2015, eligible employees who retire on and after that date will receive the same life insurance benefit payment, regardless of age. The majorities of U.S. employees hired on or after January 1, 2007 are not eligible to participate in the post-retirement medical, dental and life insurance plans.

The company also provides disability benefits to employees. Employee disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured. Obligations and expenses for self-insured plans are reflected in the figures below.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Summarized information on the company's pension and other long-term employee benefit plans is as follows:

	Pension Benefits				Other Benefits
Obligations and Funded Status at December 31,	2015		2014		2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$29,669		$26,289		$2,889	$2,754
Service cost	232		241		15	17
Interest cost	1,084		1,162		112	121
Plan participants' contributions	19		21		45	37
Actuarial (gain) loss	(1,404)		3,672		(4)	280
Benefits paid	(1,761)		(1,651)		(282)	(270)
Amendments	—		(44)		—	(50)
Effect of foreign exchange rates	(456)		—		(6)	—
Net effects of acquisitions/divestitures	(52)		(21)		—	—
Spin-off of Chemours	(1,237)		—		(11)	—
Benefit obligation at end of year	$26,094		$29,669		$2,758	$2,889
Change in plan assets
Fair value of plan assets at beginning of year	$20,446		$20,614		$—	$—
Actual gain on plan assets	88		1,163		—	—
Employer contributions	308		311		237	233
Plan participants' contributions	19		21		45	37
Benefits paid	(1,761)		(1,651)		(282)	(270)
Effect of foreign exchange rates	(330)		—		—	—
Net effects of acquisitions/divestitures	(47)		(12)		—	—
Spin-off of Chemours	(1,226)		—		—	—
Fair value of plan assets at end of year	$17,497		$20,446		$—	$—
Funded status
U.S. plan with plan assets	$(6,662)		$(7,072)		$—	$—
Non-U.S. plans with plan assets	(748)		(747)		—	—
All other plans	(1,187)	[1]	(1,357)	[1]	(2,758)	(2,878)
Plans of discontinued operations	—		(47)		—	(11)
Total	$(8,597)		$(9,223)		$(2,758)	$(2,889)
Amounts recognized in the Consolidated Balance Sheets consist of:
Assets of discontinued operations	$—		$92		$—	$—
Other assets	11		(28)		—	—
Other accrued liabilities (Note 13)	(130)		(118)		(234)	(223)
Liabilities of discontinued operations	—		(152)		—	(11)
Other liabilities (Note 15)	(8,478)		(9,017)		(2,524)	(2,655)
Net amount recognized	$(8,597)		$(9,223)		$(2,758)	$(2,889)

1.	Includes pension plans maintained around the world where funding is not customary.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The pre-tax amounts recognized in accumulated other comprehensive loss are summarized below:

	Pension Benefits		Other Benefits
December 31,	2015	2014	2015	2014
Net loss	$(10,803)	$(12,164)	$(787)	$(870)
Prior service benefit	54	59	811	1,269
	$(10,749)	$(12,105)	$24	$399

The accumulated benefit obligation for all pension plans was $24,984 and $27,923 at December 31, 2015 and 2014, respectively.

Information for pension plans with projected benefit obligation in excess of plan assets	2015	2014
Projected benefit obligation	$25,769	$28,079
Accumulated benefit obligation	24,715	26,498
Fair value of plan assets	17,162	18,792

Information for pension plans with accumulated benefit obligations in excess of plan assets	2015	2014
Projected benefit obligation	$25,515	$27,892
Accumulated benefit obligation	24,508	26,367
Fair value of plan assets	16,930	18,638

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Pension Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income	2015	2014	2013
Net periodic benefit cost
Service cost	$232	$241	$271
Interest cost	1,084	1,162	1,088
Expected return on plan assets	(1,554)	(1,611)	(1,524)
Amortization of loss	768	601	957
Amortization of prior service (benefit) cost	(9)	2	8
Curtailment (gain) loss	(6)	4	1
Settlement loss	76	7	152
Net periodic benefit cost - Total	$591	$406	$953
Less: Discontinued operations	(5)	40	50
Net period benefit cost - Continuing operations	$596	$366	$903
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$57	$4,131	$(3,293)
Amortization of loss	(768)	(601)	(957)
Prior service benefit	—	(44)	(62)
Amortization of prior service benefit (cost)	9	(2)	(8)
Curtailment gain (loss)	6	(4)	(1)
Settlement loss	(76)	(7)	(152)
Effect of foreign exchange rates	(119)	—	—
Spin-off of Chemours	(382)	—	—
Total (benefit) loss recognized in other comprehensive income	$(1,273)	$3,473	$(4,473)
Noncontrolling interest	—	1	—
Total (benefit) loss recognized in other comprehensive income, attributable to DuPont	$(1,273)	$3,474	$(4,473)
Total recognized in net periodic benefit cost and other comprehensive income	$(682)	$3,880	$(3,520)

The estimated pre-tax net loss and prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 are $689 and $(6), respectively. These estimates do not include any potential losses from settlements as a result of the 2016 global cost savings and restructuring plan.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Other Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income	2015	2014	2013
Net periodic benefit cost
Service cost	$15	$17	$29
Interest cost	112	121	130
Amortization of loss	78	57	76
Amortization of prior service benefit	(182)	(214)	(195)
Curtailment gain[1]	(274)	—	(154)
Settlement loss	—	—	1
Net periodic benefit credit - Total	$(251)	$(19)	$(113)
Less: Discontinued operations	(272)	3	5
Net periodic benefit cost (credit) - Continuing operations	$21	$(22)	$(118)
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	$(4)	$280	$(513)
Amortization of loss	(78)	(57)	(76)
Prior service benefit	—	(50)	(211)
Amortization of prior service benefit	182	214	195
Curtailment gain[1]	274	—	154
Settlement loss	—	—	(1)
Effect of foreign exchange rates	1	—	—
Total loss (benefit) recognized in other comprehensive income, attributable to DuPont	$375	$387	$(452)
Total recognized in net periodic benefit cost and other comprehensive income	$124	$368	$(565)

1.	As a result of the separation of the Performance Chemicals segment, the company recorded an other long-term employee benefit plans curtailment gain of $274.

The estimated pre-tax net loss and prior service benefit for the other long-term employee benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 are $69 and $(156), respectively. These estimates do not include any potential curtailment gains as a result of the 2016 global cost savings and restructuring plan.

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine benefit obligations at December 31,	2015	2014	2015	2014
Discount rate	4.13%	3.78%	4.32%	3.95%
Rate of compensation increase[1]	3.94%	4.00%	—%	—%

1.	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant's entire career at the company.

	Pension Benefits			Other Benefits
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,	2015	2014	2013	2015	2014	2013
Discount rate	3.93%	4.55%	3.90%	4.13%	4.60%	3.85%
Expected return on plan assets	8.10%	8.35%	8.39%	—%	—%	—%
Rate of compensation increase	4.01%	4.22%	4.14%	—%	—%	4.40%

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

For determining U.S. pension plans' net periodic benefit costs, the discount rate, expected return on plan assets and the rate of compensation increase were 4.29 percent, 8.50 percent and 4.20 percent for 2015.

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

In October 2014, the Society of Actuaries released final reports of new mortality tables and a mortality improvement scale for measurement of retirement program obligations in the U.S. The company has adopted these tables in measuring the 2014 long-term employee benefit obligations. In October 2015, the Society of Actuaries released an updated mortality improvement scale reflecting a decline in longevity projection from the October 2014 release. The company adopted the release in measuring the 2015 long-term employee benefit obligations in the U.S.

Assumed health care cost trend rates at December 31,	2015	2014
Health care cost trend rate assumed for next year	7%	7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2023	2022

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Increase (decrease) on total of service and interest cost	$2	$(2)
Increase (decrease) on post-retirement benefit obligation	26	(25)

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

The weighted-average target allocation for plan assets of the company's U.S. and non-U.S. pension plans is summarized as follows:

Target allocation for plan assets at December 31,	2015	2014
U.S. equity securities	29%	28%
Non-U.S. equity securities	22	21
Fixed income securities	32	32
Hedge funds	2	2
Private market securities	9	9
Real estate	3	5
Cash and cash equivalents	3	3
Total	100%	100%

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The tables below presents the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 1, as of December 31, 2015 and 2014, respectively.

	Fair Value Measurements at December 31, 2015
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,962	$1,961	$1	$—
U.S. equity securities[1]	3,873	3,843	10	20
Non-U.S. equity securities	3,597	3,480	115	2
Debt – government-issued	2,036	852	1,184	—
Debt – corporate-issued	2,380	291	2,055	34
Debt – asset-backed	831	44	786	1
Hedge funds	430	—	1	429
Private market securities	1,607	—	17	1,590
Real estate	703	98	4	601
Derivatives – asset position	58	10	48	—
Derivatives – liability position	(59)	1	(60)	—
	$17,418	$10,580	$4,161	$2,677
Pension trust receivables[2]	783
Pension trust payables[3]	(704)
Total	$17,497

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Level 1[5]	Level 2[4,5]	Level 3[4]
Cash and cash equivalents	$2,310	$2,310	$—	$—
U.S. equity securities[1]	4,610	4,566	15	29
Non-U.S. equity securities	4,436	3,813	619	4
Debt – government-issued	2,649	990	1,659	—
Debt – corporate-issued	2,600	370	2,215	15
Debt – asset-backed	914	46	867	1
Hedge funds	445	—	—	445
Private market securities	1,730	—	11	1,719
Real estate	1,065	76	3	986
Derivatives – asset position	106	7	99	—
Derivatives – liability position	(79)	—	(79)	—
	$20,786	$12,178	$5,409	$3,199
Pension trust receivables[2]	413
Pension trust payables[3]	(753)
Total	$20,446

1.	The company's pension plans directly held $664 (4 percent of total plan assets) and $737 (4 percent of total plan assets) of DuPont common stock at December 31, 2015 and 2014, respectively.

2.	Primarily receivables for investment securities sold.

3.	Primarily payables for investment securities purchased.

4.
The company’s pension assets by fair value hierarchy table at December 31, 2014 have been revised for the following correction: increase in Level 2 - Non-U.S. Equity Securities of $566 with a corresponding reduction in Level 3 - Private Market Securities.

5.
The company's pension assets by fair value hierarchy table at December 31, 2014 included approximately $109 of Level 1 assets and $1,090 of Level 2 assets that were transferred to Chemours upon completion of the spin-off transaction.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company's pension plans hold Level 3 assets which are primarily ownership interests in investment partnerships and trusts that own private market securities and real estate. Fair value is generally based on the company's units of ownership and net asset value of the investment entity or the company's share of the investment entity's total equity. The table below presents a rollforward of activity for these assets for the years ended December 31, 2015 and 2014:

	Level 3 Assets
	Total	U.S. Equity Securities	Non-U.S. Equity Securities	Debt- Corporate Issued	Debt- Asset- Backed	Hedge Funds	Private Market Securities	Real Estate
Beginning balance at December 31, 2013	$3,598	$27	$3	$19	$4	$434	$2,005	$1,106
Realized gain (loss)	92	(5)	—	11	—	12	74	—
Change in unrealized (loss) gain	(90)	(14)	(2)	(2)	(1)	8	(93)	14
Purchases, sales and settlements, net	(393)	24	3	(10)	—	(9)	(267)	(134)
Transfers (out) in of Level 3	(8)	(3)	—	(3)	(2)	—	—	—
Ending balance at December 31, 2014	$3,199	$29	$4	$15	$1	$445	$1,719	$986
Realized (loss) gain	(77)	(14)	—	(18)	—	9	15	(69)
Change in unrealized (loss) gain	(48)	5	(3)	15	—	(2)	(39)	(24)
Purchases, sales and settlements, net	(410)	—	—	10	—	(23)	(105)	(292)
Transfers in (out) of Level 3	13	—	1	12	—	—	—	—
Ending balance at December 31, 2015	$2,677	$20	$2	$34	$1	$429	$1,590	$601

Cash Flow
Contributions
No contributions to its principal U.S. pension plan were made in 2013, 2014, or 2015. In 2016, contributions to the principal U.S. pension plan are expected to be $230. The company contributed $164, $144, and $237 to its pension plans other than the principal U.S. pension plan, its remaining plans with no plan assets and its other long-term employee benefit plans, respectively, in 2015. The company contributed $190, $121, and $233 to its pension plans other than the principal U.S. pension plan, its remaining plans with no plan assets and its other long-term employee benefit plans, respectively, in 2014. In 2016, the company expects to contribute about the same as 2015 to its pension plans other than the principal U.S. pension plan, its remaining plans with no plan assets and its other long-term employee benefit plans.

Estimated Future Benefit Payments
The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2016	$1,652	$234
2017	1,582	225
2018	1,585	219
2019	1,593	212
2020	1,600	204
Years 2021-2025	7,992	915

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company's contributions to the Plan were $219, $262 and $208 for the years ended December 31, 2015, 2014 and 2013, respectively. The company's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests after employees complete three years of service. In addition, the company made contributions to other defined contribution plans of $57, $66 and $105 for the years ended December 31, 2015, 2014 and 2013, respectively. Included in the company's contributions are amounts related to discontinued operations of $32, $57 and $59 for the years ended December 31, 2015, 2014 and 2013, respectively. The company expects to contribute about $230 to its defined contribution plans in 2016.

19.  COMPENSATION PLANS
The total stock-based compensation cost included in continuing operations within the Consolidated Income Statements was $128, $136 and $117 for 2015, 2014 and 2013, respectively. The income tax benefits related to stock-based compensation arrangements were $42, $45 and $39 for 2015, 2014 and 2013, respectively.

In connection with the completed separation of the Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of Chemours, the provisions of our existing compensation plans required adjustments to the number and terms of outstanding employee stock options, stock appreciation rights (SARs), time-vested restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to preserve the intrinsic value of the awards immediately before and after the separation. The outstanding awards will continue to vest over the original vesting period, which is generally three years from the grant date. Outstanding awards at the time of the spin-off were converted into awards of the holder’s employer following separation.

The stock awards held as of July 1, 2015 were adjusted as follows:

•
The number of stock options and stock appreciation rights were increased and the exercise price was decreased to maintain the intrinsic value of outstanding options and rights immediately before and after the spin-off. A comparison of the fair value of the outstanding option awards immediately before and after the spin-off resulted in $3 of incremental expense related to fully vested stock option awards and was expensed immediately.

•
The number of RSUs and PSUs were increased to preserve the intrinsic value of such awards immediately prior to separation. The company did not record any incremental compensation expense related to the conversion of these awards.

In April 2011, the shareholders approved amendments to the DuPont Equity and Incentive Plan (EIP). The EIP provides for equity-based and cash incentive awards to certain employees, directors, and consultants. Under the amended EIP, the maximum number of shares reserved for the grant or settlement of awards is 110 million shares, provided that each share in excess of 30 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 110 million share limit as four and one-half shares. At December 31, 2015, approximately 40 million shares were authorized for future grants under the company's EIP. The company satisfies stock option exercises and vesting of RSUs and PSUs with newly issued shares of DuPont common stock.

The company's Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually.

Stock Options
The exercise price of shares subject to option is equal to the market price of the company's stock on the date of grant. Options granted prior to 2004 expire 10 years from date of grant; options granted between 2004 and 2008 serially vested over a three-year period and carry a six-year option term. Stock option awards granted between 2009 and 2015 expire seven years after the grant date. The plan allows retirement eligible employees to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date.

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in 2015, 2014 and 2013 was $11.57, $13.68 and $10.40, respectively.

	2015	2014	2013
Dividend yield	2.5%	2.9%	3.6%
Volatility	22.52%	31.33%	34.86%
Risk-free interest rate	1.4%	1.7%	1.0%
Expected life (years)	5.3	5.3	5.3

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

For stock options outstanding prior to the spin-off, the weighted-average exercise prices in the table below reflect the historical exercise prices. Stock option awards as of December 31, 2015, and changes during the year then ended were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	18,895	$48.34
Granted	5,812	73.21
Exercised	(4,736)	41.38
Forfeited	(440)	62.33
Cancelled	(2,070)	58.17
Conversion for Spin-off of Chemours	699	53.59
Outstanding, December 31, 2015	18,160	$54.89	4.27	$232,453
Exercisable, December 31, 2015	8,632	$45.82	2.93	$179,408

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end. This amount changes based on the fair market value of the company's stock. Total intrinsic value of options exercised for 2015, 2014 and 2013 were $160, $219 and $230, respectively. In 2015, the company realized a tax benefit of $51 from options exercised.

As of December 31, 2015, $32 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.57 years.

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

The company also grants PSUs to senior leadership. In 2015, there were 309,042 PSUs granted. Vesting for PSUs granted in 2015 is equally based upon year over year change in operating net income relative to target and total shareholder return (TSR) relative to peer companies. Operating net income is net income attributable to DuPont excluding income from discontinued operations after taxes, significant after tax benefits (charges), and non-operating pension and other post-retirement employee benefit costs. Vesting for PSUs granted in 2014 and 2013 is equally based upon corporate revenue growth relative to peer companies and TSR relative to peer companies. Performance and payouts are determined independently for each metric. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant-date fair value of the PSUs granted in 2015, subject to the TSR metric, was $96.24, and estimated using a Monte Carlo simulation. The weighted-average grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

Non-vested awards of RSUs and PSUs as of December 31, 2015 and 2014 are shown below. For RSUs and PSUs awarded prior to the spin-off, grant price information in the table below reflects historical market prices. The weighted-average grant-date fair value of RSUs and PSUs granted during 2015, 2014 and 2013 was $71.66, $64.64 and $48.06, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2014	3,757	$57.60
Granted	1,641	71.66
Vested	(1,289)	49.26
Forfeited	(300)	70.45
Conversion for Spin-off of Chemours	127	61.63
Nonvested, December 31, 2015	3,936	$59.54

As of December 31, 2015, there was $68 of unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.65 years. The total fair value of stock units vested during 2015, 2014 and 2013 was $64, $75 and $75, respectively.

Other Cash-based Awards
Cash awards under the EIP plan may be granted to employees who have contributed most to the company's success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards resulted in compensation expense of $31, $34 and $52 for 2015, 2014 and 2013, respectively included in income from continuing operations within the Consolidated Financial Statements. The amounts of the awards are dependent on company earnings and are subject to maximum limits as defined under the governing plans.

In addition, the company has other variable compensation plans under which cash awards may be granted. These plans include the company's regional and local variable compensation plans and Pioneer's Annual Reward Program. Such awards resulted in compensation expense of $150, $137 and $290 for 2015, 2014 and 2013, respectively, included in income from continuing operations within the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

20.  FINANCIAL INSTRUMENTS
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

The notional amounts of the company's derivative instruments were as follows:

December 31,	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$1,000
Foreign currency contracts	10	434
Commodity contracts	356	388
Derivatives not designated as hedging instruments:
Foreign currency contracts	8,065	10,586
Commodity contracts	70	166

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the years ended December 31, 2015 and 2014:

December 31,	2015	2014
Beginning balance	$(6)	$(48)
Additions and revaluations of derivatives designated as cash flow hedges	(25)	33
Clearance of hedge results to earnings	7	9
Ending balance	$(24)	$(6)

At December 31, 2015, an after-tax net loss of $12 is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company routinely uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on the contracts offset changes in the USD value of the related foreign currency-denominated revenues.

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn, soybeans and soybean meal.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Fair Values of Derivative Instruments
The table below presents the fair values of the company's derivative assets and liabilities within the fair value hierarchy, as described in Note 1, as of December 31, 2015 and 2014.

		Fair Value at December 31 Using Level 2 Inputs
	Balance Sheet Location	2015	2014
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Accounts and notes receivable, net	$—	$1
Foreign currency contracts	Accounts and notes receivable, net	—	10
		—	11
Derivatives not designated as hedging instruments:
Foreign currency contracts[2]	Accounts and notes receivable, net	74	254

Total asset derivatives[3]		$74	$265
Cash collateral[1,2]	Other accrued liabilities	$7	$47

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$—	$10

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	80	62
Commodity contracts	Other accrued liabilities	4	1
		84	63
Total liability derivatives[3]		$84	$73

1.	Cash collateral held as of December 31, 2015 and 2014 represents $0 and $6, respectively, related to interest rate swap derivatives designated as hedging instruments.

[2]	Cash collateral held as of December 31, 2015 and 2014 represents $7 and $41, respectively, related to foreign currency derivatives not designated as hedging instruments.

[3]	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $35 at December 31, 2015 and $67 at December 31, 2014.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)			Amount of Gain (Loss) Recognized in Income[2]
	2015	2014	2013	2015	2014	2013	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$(1)	$(28)	$(26)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	(2)	27	9	10	11	1	Net sales
Foreign currency contracts	—	—	—	—	4	—	Income from discontinued operations after income taxes
Commodity contracts	(35)	26	(67)	(22)	(30)	24	Cost of goods sold
	(37)	53	(58)	(13)	(43)	(1)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	—	434	607	35	Other income, net[4]
Foreign currency contracts	—	—	—	(3)	—	—	Net sales
Commodity contracts	—	—	—	(2)	(21)	(10)	Cost of goods sold
	—	—	—	429	586	25
Total derivatives	$(37)	$53	$(58)	$416	$543	$24

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the years ended December 31, 2015, 2014 and 2013, there was no material ineffectiveness with regard to the company's cash flow hedges.

3.	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

4.
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, see Note 5 for additional information.

Cash, Cash Equivalents and Marketable Securities
The company's cash, cash equivalents and marketable securities as of December 31, 2015 and 2014 are comprised of the following:

	December 31, 2015			December 31, 2014
	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value
Cash	$1,938	$—	$1,938	$2,181	$—	$2,181

Level 1:
Money market funds	$550	$—	$550	$1,436	$—	$1,436
U.S. Treasury securities[1]	—	788	788	—	—	—

Level 2:
Certificate of deposit / time deposits[2]	$2,812	$118	$2,930	$3,293	$124	$3,417

Total cash, cash equivalents and marketable securities	$5,300	$906		$6,910	$124

1.	Available-for-sale securities are reported at estimated fair value with unrealized gains and losses reported as component of accumulated other comprehensive loss.

2.	Held-to-maturity investments are reported at amortized cost.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The estimated fair value of the company's cash equivalents, which approximates carrying value as of December 31, 2015 and 2014, was determined using level 1 and level 2 inputs within the fair value hierarchy. Level 1 measurements were based on observed net asset values and level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.

The estimated fair value of the held-to-maturity securities, which approximates carrying value as of December 31, 2015 and 2014, was determined using level 2 inputs within the fair value hierarchy, as described below. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity. The carrying value approximates fair value due to the short-term nature of the investments.

The estimated fair value of the available-for-sale securities as of December 31, 2015 and 2014 was determined using level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities as of December 31, 2015 are held by certain foreign subsidiaries in which the USD is not the functional currency. The fluctuations in foreign exchange are recorded in accumulated other comprehensive loss within the Consolidated Statements of Equity. These fluctuations are subsequently reclassified from accumulated other comprehensive loss to earnings in the period in which the marketable securities are sold and the gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

21.  GEOGRAPHIC INFORMATION

	Net Sales[1]
	2015	2014	2013
United States	$10,021	$10,556	$10,851
Canada	$734	$826	$880
EMEA[2]
France	575	678	654
Germany	959	1,180	1,173
Italy	546	655	627
Other	3,963	4,806	4,725
Total EMEA	$6,043	$7,319	$7,179
Asia Pacific
China	2,067	2,325	2,268
India	615	603	546
Japan	843	961	1,021
Other	2,092	2,267	2,423
Total Asia Pacific	$5,617	$6,156	$6,258
Latin America
Brazil	1,401	2,051	2,269
Mexico	622	682	687
Other	692	816	874
Total Latin America	$2,715	$3,549	$3,830
Total	$25,130	$28,406	$28,998

1.	Net sales, based on the location of the customer, are generally presented for locations with greater than two percent of total net sales.

2.	Europe, Middle East, and Africa (EMEA).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Net Property[1]
	2015	2014	2013
United States	$6,706	$6,570	$6,350
Canada	$131	$138	$125
EMEA[2]
Denmark	217	242	280
France	217	239	256
Spain	200	251	270
Luxembourg	222	248	250
Other	747	883	1,006
Total EMEA	$1,603	$1,863	$2,062
Asia Pacific
China	362	306	312
Other	565	539	549
Total Asia Pacific	$927	$845	$861
Latin America
Brazil	263	411	391
Other	154	181	156
Total Latin America	$417	$592	$547
Total	$9,784	$10,008	$9,945

1.	Net property is presented for locations with greater than two percent of the total and includes property, plant and equipment less accumulated depreciation.

2.	Europe, Middle East, and Africa (EMEA).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

22.  SEGMENT INFORMATION
The company consists of 10 businesses which are aggregated into 6 reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture, Electronics & Communications, Industrial Biosciences, Nutrition & Health, Performance Materials and Safety & Protection. The company includes certain businesses not included in the reportable segments, such as pre-commercial programs, nonaligned businesses and pharmaceuticals in Other. Pre-commercial programs include approximately $400 for the investment in a cellulosic biofuel facility in Nevada, Iowa which includes all material, engineering, and technical design costs involved in construction of the facility.  The facility is expected to commence production in the second half of 2016.

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

In general, the accounting policies of the segments are the same as those described in Note 1. Exceptions are noted as follows and are shown in the reconciliations below. Segment net assets includes net working capital, net property, plant and equipment, and other noncurrent operating assets and liabilities of the segment. Depreciation and amortization includes depreciation on research and development facilities and amortization of other intangible assets, excluding write-down of assets. Effective July 1, 2015, certain corporate expenses will now be included in segment operating earnings. Reclassifications of prior year data have been made to conform to current year classifications.

Segment operating earnings is defined as income (loss) from continuing operations before income taxes excluding significant pre-tax benefits (charges), non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Non-operating pension and other postretirement employee benefit costs includes all of the components of net periodic benefit cost from continuing operations with the exception of the service cost component.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Agriculture	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials		Safety & Protection	Other	Total
2015
Net sales	$9,798	$2,070	$1,171	$3,256	5,305		$3,527	$3	$25,130
Operating earnings	1,646	359	203	373	1,216		704	(258)	4,243
Depreciation and amortization	453	100	84	236	125		175	4	1,177
Equity in earnings of affiliates	31	24	7	—	(8)		23	(30)	47
Segment net assets	6,751	1,323	2,443	5,457	2,918		3,045	219	22,156
Affiliate net assets	234	139	41	9	171		73	21	688
Purchases of property, plant and equipment	334	45	77	120	159		105	130	970
2014
Net sales	$11,296	$2,381	$1,244	$3,529	$6,059		$3,892	$5	$28,406
Operating earnings	2,352	336	192	369	1,267		772	(256)	5,032
Depreciation and amortization	436	97	85	264	139		187	6	1,214
Equity in earnings of affiliates	31	20	8	—	(77)		27	(46)	(37)
Segment net assets	6,696	1,359	2,529	5,942	3,125		3,100	267	23,018
Affiliate net assets	240	137	45	7	238		80	14	761
Purchases of property, plant and equipment	407	52	90	112	134		105	200	1,100
2013
Net sales	$11,728	$2,534	$1,211	$3,473	$6,166		$3,880	$6	$28,998
Operating earnings	2,480	314	151	286	1,249		664	(238)	4,906
Depreciation and amortization	358	105	81	271	162		198	6	1,181
Equity in earnings of affiliates	37	20	2	—	(9)		21	(48)	23
Segment net assets	5,919	1,448	2,640	6,472	3,334	[1]	3,196	75	23,084
Affiliate net assets	272	141	48	7	318		83	19	888
Purchases of property, plant and equipment	485	73	77	138	179		109	114	1,175

1.	Includes assets held for sale related to GLS/Vinyls of $228 as of December 31, 2013. See Note 3 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Reconciliation to Consolidated Financial Statements

Segment operating earnings to income from continuing operations before income taxes	2015	2014	2013
Total segment operating earnings	$4,243	$5,032	$4,906
Significant pre-tax (charges) benefits not included in segment operating earnings	(38)	434	(486)
Non-operating pension and other postretirement employee benefit costs	(374)	(128)	(533)
Net exchange gains (losses), including affiliates	30	196	(101)
Corporate expenses	(928)	(844)	(772)
Interest expense	(342)	(377)	(448)
Income from continuing operations before income taxes	$2,591	$4,313	$2,566

Segment net assets to total assets at December 31,	2015	2014	2013
Total segment net assets	$22,156	$23,018	$23,084
Corporate assets[1]	11,163	12,889	13,884
Liabilities included in segment net assets	7,847	8,356	9,462
Assets related to discontinued operations[2]	—	6,227	5,712
Total assets	$41,166	$50,490	$52,142

1.	Pension assets are included in corporate assets.

2.	See Note 1 for additional information on the presentation of Performance Chemicals which met the criteria for discontinued operations.

Other items	Segment Totals	Adjustments[1]	Consolidated Totals
2015
Depreciation and amortization	$1,177	$289	$1,466
Equity in earnings of affiliates	47	2	49
Affiliate net assets	688	—	688
Purchases of property, plant and equipment	970	659	1,629
2014
Depreciation and amortization	$1,214	$403	$1,617
Equity in loss of affiliates	(37)	1	(36)
Affiliate net assets	761	1	762
Purchases of property, plant and equipment	1,100	920	2,020
2013
Depreciation and amortization	$1,181	$422	$1,603
Equity in earnings of affiliates	23	(1)	22
Affiliate net assets	888	3	891
Purchases of property, plant and equipment	1,175	707	1,882

1.
Adjustments include amounts related to the Performance Chemicals and Performance Coatings businesses which met the criteria for discontinued operations during 2015 and 2012, respectively. See Note 1 for additional information on the presentation of discontinued operations and See Note 3 for depreciation, amortization and purchases of property, plant and equipment related to Performance Chemicals for 2015, 2014 and 2013.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Additional Segment Details
2015 included the following significant pre-tax benefits (charges) which are excluded from segment operating earnings:

Agriculture[1,2,5]	$148
Electronics & Communications[1,5]	(78)
Industrial Biosciences[1,5]	(52)
Nutrition & Health[1,5]	(50)
Performance Materials[1,5]	(62)
Safety & Protection[1,3,5]	96
Other[1,4,5]	(40)
$(38)

1.
Included a $10 net restructuring benefit recorded in employee separation/asset related charges, net, associated with the 2014 restructuring program. These adjustments were primarily due to the identification of additional projects in certain segments, offset by lower than estimated individual severance costs and workforce reductions achieved through non-severance programs. The net reduction related to segments as follows: Agriculture - $(3), Electronics & Communications - $15, Industrial Biosciences - $(1), Nutrition & Health - $(3), Performance Materials - $(1), Safety & Protection $4 and Other - $(1). See Note 4 for additional information.

2.
Included $182 of net insurance recoveries recorded in other operating charges for recovery of costs for customer claims related to the use of the Imprelis® herbicide. Included a benefit of $130 in other operating charges for reduction in the accrual for customer claims related to the use of the Imprelis® herbicide. At December 31, 2015, the company had an accrual balance of $41 which represents the company’s best estimate associated with resolving the remaining claims for this matter. See Note 16 for additional information.

3.	Included a gain of $145, net of legal expenses, recorded in other income, net related to the company's settlement of a legal claim.

4.	Included a $(37) pre-tax impairment charge recorded in employee separation / asset related charges, net for a cost basis investment. See Note 4 for additional information.

5.
Included a $(468) restructuring charge consisting of $(463) recorded in employee separation/asset related charges, net and $(5) recorded in other income, net associated with structural actions across all businesses and staff functions globally to operate more efficiently by further consolidating businesses and aligning staff functions more closely with the businesses. The charge included $(351) of severance and related benefit costs, $(103) of asset related charges, and $(14) of contract termination costs. Pre-tax charges by segment are: Agriculture - $(161), Electronics & Communications - $(93), Industrial Biosciences - $(51), Nutrition & Health - $(47), Performance Materials - $(61), Safety & Protection - $(53), and Other - $(2).

2014 included the following significant pre-tax benefits (charges) which are excluded from segment operating earnings:

Agriculture[1,2,3]	$316
Electronics & Communications[1]	(84)
Industrial Biosciences[1]	(13)
Nutrition & Health[1]	(15)
Performance Materials[1,4]	292
Safety & Protection[1]	(52)
Other[1]	(10)
$434

1.
Included a $(407) restructuring charge associated with the 2014 restructuring program consisting of $(342) recorded in employee separation / asset related charges, net and $(65) recorded in other income, net. The pre-tax charges by segment were: Agriculture - $(134), Electronics & Communications - $(84), Industrial Biosciences - $(13), Nutrition & Health - $(15), Performance Materials - $(99), Safety & Protection - $(52); and Other - $(10). See Note 4 for additional information.

2.
Included income of $210 for insurance recoveries, recorded in other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis®. See Note 16 for additional information.

3.	Included a gain of $240 recorded in other income, net associated with the sale of the copper fungicide and land management businesses, both within the Agriculture segment.

4.	Included a gain of $391 recorded in other income, net associated with the sale of Glass Laminating Solutions / Vinyls. See Note 3 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

2013 included the following significant pre-tax benefits (charges) which are excluded from segment operating earnings:

Agriculture[1,2]	$(351)
Electronics & Communications[2,3]	(131)
Industrial Biosciences[2]	1
Nutrition & Health[2]	6
Performance Materials[2]	(16)
Safety & Protection[2]	4
Other[2]	1
$(486)

1.
Included charges of $(425), offset by $73 of insurance recoveries, recorded in other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis®. See Note 16 for additional information.

2.
Included a net $(5) restructuring adjustment consisting of a $14 benefit associated with prior year restructuring programs and a $(19) charge associated with the restructuring actions related to a joint venture. The majority of the $14 net reduction recorded in employee separation / asset related charges, net was due to the achievement of work force reductions through non-severance programs associated with the 2012 restructuring program. The charge of $(19) included $(9) recorded in employee separation / asset related charges, net and $(10) recorded in other income, net and was the result of restructuring actions related to a joint venture within the Performance Materials segment. Pre-tax amounts by segment were: Agriculture - $1; Electronics & Communications - $(2); Industrial Biosciences - $1; Nutrition & Health - $6; Performance Materials - $(16); Safety & Protection - $4; and Other - $1. See Note 4 for additional information.

3.
Included a $(129) impairment charge recorded in employee separation / asset related charges, net related to an asset grouping within the Electronics & Communications segment. See Note 4 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

23.  QUARTERLY FINANCIAL DATA

Unaudited	For the quarter ended
	March 31,		June 30,		September 30,		December 31,
2015
Net sales	$7,837		$7,121		$4,873		$5,299
Cost of goods sold	4,516		4,103		3,084		3,409
Income from continuing operations before income taxes	1,551	[2,3,4,5]	1,234	[2,6,7]	227	[2,3]	(421)	[3,6,7,8]
Net income	1,035		945		235		(256)
Basic earnings per share of common stock from continuing operations[1]	1.12		1.07		0.14		(0.26)
Diluted earnings per share of common stock from continuing operations[1]	1.11		1.06		0.14		(0.26)
2014
Net sales	$8,594		$8,058		$5,905		$5,849
Cost of goods sold	4,862		4,790		3,698		3,673
Income from continuing operations before income taxes	1,610	[9]	1,245	[9,10,11,12]	634	[9]	824	[9,12,13,14,15]
Net income	1,445		1,074		434		683
Basic earnings per share of common stock from continuing operations[1]	1.40		1.01		0.36		0.63
Diluted earnings per share of common stock from continuing operations[1]	1.39		1.00		0.36		0.63

1.	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

2.
First and third quarter 2015 included charges of $(12) and $(9), respectively, recorded in other operating charges associated with transaction costs related to the separation of the Performance Chemicals segment. Second quarter 2015 included charges of $(5) recorded in other operating charges and $(20) recorded in interest expense. See Note 3 for additional information.

3.
First and third quarter 2015 included net insurance recoveries of $35 and $147 , respectively, recorded in other operating charges in the Agriculture segment, for recovery of costs for customer claims related to the use of the Imprelis® herbicide. Fourth quarter 2015 included a benefit of $130 in other operating charges for reduction in accrual for customer claims related to the use of the Agriculture segment’s Imprelis® herbicide. See Note 16 for additional information.

4.	First quarter 2015 included a $(37) pre-tax impairment charge recorded in employee separation / asset related charges, net for a cost basis investment. See Note 4 for additional information.

5.	First quarter 2015 included a $(40) pre-tax charge within other income, net associated with the re-measurement of the Ukraine hyrvnia net monetary assets.

6.
Second and fourth quarter 2015 included a $(2) and $23 restructuring (charge) benefit associated with the 2014 restructuring program, recorded in employee separation / asset related charges, net. Fourth quarter 2015 included a $(798) restructuring charge consisting of $(793) recorded in employee separation/asset related charges, net and $(5) recorded in other income, net associated with structural actions across all businesses and staff functions globally to operate more efficiently by further consolidating businesses and aligning staff functions more closely with them. See Note 4 for additional information.

7.
Second and fourth quarter 2015 included gains of $112 and $33, respectively, net of legal expenses, recorded in other income, net related to the company's settlement of a legal claim. This matter relates to the Safety & Protection segment.

8.
Fourth quarter 2015 included charges of $(10) recorded in selling, general and administrative expenses related to transaction costs associated with the planned merger with the Dow Chemical Company announced on December 11, 2015. See Note 2 for additional information.

9.
First, second, third and fourth quarter 2014 included charges of $(3), $(4), $(10), and $(16), respectively, recorded in other operating charges associated with transaction costs related to the separation of the Performance Chemicals segment. See Note 3 for additional information.

10.	Second quarter 2014 included a $(58) pre-tax charge within other income, net associated with the re-measurement of Venezuelan Bolivar net monetary assets.

11.	Second quarter 2014 included a gain of $391 recorded in other income, net associated with the sale of Glass Laminating Solutions/Vinyls. See Note 3 for additional information.

12.
Second and Fourth quarter 2014 included a $(244) and $(297) restructuring charge, respectively, as a result of the company's plan to reduce residual costs associated with the separation of the Performance Chemicals segment and to improve productivity across all businesses and functions. The second quarter 2014 charge is recorded in employee separation/asset related charges, net. The fourth quarter 2014 restructuring charge of $(297) consists of $(232) recorded in employee separation/asset related charges, net, and $(65) recorded in other income, net. See Note 4 for additional information.

13.
Fourth quarter 2014 included income of $210 for insurance recoveries, recorded within other operating charges, associated with the recovery of costs for customer claims related to the use of Imprelis®. See Note 16 for additional information.

14.	Fourth quarter 2014 included a gain of $240 recorded in other income, net associated with the sale of the copper fungicide and land management businesses, both within the Agriculture segment.

15.	Fourth quarter 2014 included a $70 adjustment to lower performance-based compensation expense.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

24.  SUBSEQUENT EVENTS
On February 3, 2016, the company entered into a committed receivable repurchase agreement of up to $1,000 (the repurchase facility) that expires on November 30, 2016. Under the repurchase facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase at a future date. The repurchase facility is considered a secured borrowing with the customer notes receivables, inclusive of those that are sold and repurchased, equal to 105% of the outstanding amounts borrowed utilized as collateral. Borrowings under the repurchase facility will have an interest rate of LIBOR + 0.75%.

Information for Investors

Corporate Headquarters
E. I. du Pont de Nemours and Company
Chestnut Run Plaza
974 Centre Road
P.O. Box 2915
Wilmington, DE 19805
Telephone: 302 774-1000
E-mail: http://www.dupont.com (click on Contact)

2016 Annual Meeting
The annual meeting of the shareholders will be held on Wednesday, April 27, in Wilmington, Delaware.

Stock Exchange Listings
DuPont common stock (Symbol DD) is listed on the New York Stock Exchange, Inc. (NYSE) and on certain foreign exchanges. Quarterly high and low market prices are shown in Item 5 of the Form 10-K.
DuPont preferred stock is listed on the New York Stock Exchange, Inc. (Symbol DDPrA for $3.50 series and Symbol DDPrB for $4.50 series).

Dividends
Holders of the company's common stock are entitled to receive dividends when they are declared by the Board of Directors. While it is not a guarantee of future conduct, the company has continuously paid a quarterly dividend since the fourth quarter 1904. Dividends on common stock and preferred stock are usually declared in January, April, July and October. When dividends on common stock are declared, they are usually paid mid-March, June, September and December. Preferred dividends are paid on or about the 25th of January, April, July and October.

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
Two Commerce Square, Suite 1800
2001 Market Street
Philadelphia, PA 19103

Investor Relations
Institutional investors and other representatives of financial institutions should contact:
E. I. du Pont de Nemours and Company
DuPont Investor Relations
974 Centre Road, CRP730/5360-3
Wilmington, DE 19805
or call 302 774-4994

Bondholder Relations
E. I. du Pont de Nemours and Company
DuPont Finance
974 Centre Road, CRP730/4170-5
Wilmington, DE 19805
          or call 302 999-4488
          or 302 999-4487

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
From other locations: 302 774-1000
On the Internet: http://www.dupont.com (click on Contact)

Printed Reports Available to Shareholders
The following company reports may be obtained, without charge:
1. 2015 Annual Report to the Securities and Exchange Commission,
    filed on Form 10-K;
2. Proxy Statement for 2016 Annual Meeting of Stockholders; and
3. Quarterly reports to the Securities and Exchange Commission, filed on Form 10-Q
Requests should be addressed to:
  DuPont Corporate Customer Care
  CRP - 735 (second floor)
  974 Centre Road, P.O. Box 2915
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

Online Delivery of Proxy Materials
Shareholders may request their proxy materials electronically in 2016 by visiting http://enroll.icsdelivery.com/dd.

Direct Deposit of Dividends
Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact Computershare (listed above).