Form 10-Q
period 2016-03-31
DUPONT E I DE NEMOURS & CO
filed 2016-04-26
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

The Registrant had 873,512,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at April 15, 2016.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$7,405	$7,837
Cost of goods sold	4,242	4,516
Other operating charges	185	148
Selling, general and administrative expenses	1,128	1,220
Research and development expense	418	479
Other income, net	(372)	(199)
Interest expense	92	84
Employee separation / asset related charges, net	77	38
Income from continuing operations before income taxes	1,635	1,551
Provision for income taxes on continuing operations	406	530
Income from continuing operations after income taxes	1,229	1,021
Income from discontinued operations after income taxes	3	14
Net income	1,232	1,035
Less: Net income attributable to noncontrolling interests	6	4
Net income attributable to DuPont	$1,226	$1,031
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$1.40	$1.12
Basic earnings per share of common stock from discontinued operations	—	0.01
Basic earnings per share of common stock	$1.40	$1.13
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$1.39	$1.11
Diluted earnings per shares of common stock from discontinued operations	—	0.01
Diluted earnings per share of common stock	$1.39	$1.13
Dividends per share of common stock	$0.38	$0.47

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2016	2015
Net income	$1,232	$1,035
Other comprehensive loss, before tax:
Cumulative translation adjustment	170	(1,189)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	16	(22)
Clearance of hedge results to earnings	11	7
Net revaluation and clearance of cash flow hedges to earnings	27	(15)
Pension benefit plans:
Net loss	(1,191)	(4)
Effect of foreign exchange rates	1	100
Reclassifications to net income:
Amortization of prior service benefit	(2)	(2)
Amortization of loss	172	209
Curtailment / settlement loss	50	5
Pension benefit plans, net	(970)	308
Other benefit plans:
Net loss	(124)	—
Reclassifications to net income:
Amortization of prior service benefit	(39)	(52)
Amortization of loss	17	19
Curtailment gain	(30)	—
Other benefit plans, net	(176)	(33)
Net unrealized loss on securities	(8)	—
Other comprehensive loss, before tax	(957)	(929)
Income tax benefit (expense) related to items of other comprehensive loss	402	(86)
Other comprehensive loss, net of tax	(555)	(1,015)
Comprehensive income	677	20
Less: Comprehensive income attributable to noncontrolling interests	6	4
Comprehensive income attributable to DuPont	$671	$16

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$4,166	$5,300
Marketable securities	623	906
Accounts and notes receivable, net	6,917	4,643
Inventories	5,482	6,140
Prepaid expenses	677	398
Total current assets	17,865	17,387
Property, plant and equipment, net of accumulated depreciation (March 31, 2016 - $14,621; December 31, 2015 - $14,346)	9,649	9,784
Goodwill	4,256	4,248
Other intangible assets	4,071	4,144
Investment in affiliates	689	688
Deferred income taxes	4,142	3,799
Other assets	1,129	1,116
Total	$41,801	$41,166
Liabilities and Equity
Current liabilities
Accounts payable	$2,773	$3,398
Short-term borrowings and capital lease obligations	1,625	1,165
Income taxes	171	173
Other accrued liabilities	4,386	5,580
Total current liabilities	8,955	10,316
Long-term borrowings and capital lease obligations	8,126	7,642
Other liabilities	13,700	12,591
Deferred income taxes	422	417
Total liabilities	31,203	30,966
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at March 31, 2016 - 960,450,000; December 31, 2015 - 958,388,000	288	288
Additional paid-in capital	11,140	11,081
Reinvested earnings	15,400	14,510
Accumulated other comprehensive loss	(9,951)	(9,396)
Common stock held in treasury, at cost (87,041,000 shares at March 31, 2016 and December 31, 2015)	(6,727)	(6,727)
Total DuPont stockholders’ equity	10,387	9,993
Noncontrolling interests	211	207
Total equity	10,598	10,200
Total	$41,801	$41,166

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net income	$1,232	$1,035
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	238	306
Amortization of intangible assets	122	140
Net periodic pension benefit cost	146	147
Contributions to pension plans	(88)	(124)
Gain on sale of businesses and other assets	(374)	—
Other operating activities - net	258	(1)
Change in operating assets and liabilities - net	(3,378)	(3,626)
Cash used for operating activities	(1,844)	(2,123)
Investing activities
Purchases of property, plant and equipment	(357)	(565)
Investments in affiliates	(1)	(45)
Proceeds from sale of businesses and other assets - net	193	25
Purchases of short-term financial instruments	(95)	(125)
Proceeds from maturities and sales of short-term financial instruments	377	125
Foreign currency exchange contract settlements	(78)	442
Other investing activities - net	(12)	3
Cash provided by (used for) investing activities	27	(140)
Financing activities
Dividends paid to stockholders	(334)	(429)
Net increase in short-term (less than 90 days) borrowings	665	980
Long-term and other borrowings:
Receipts	654	120
Payments	(361)	(1,409)
Repurchase of common stock	—	(282)
Proceeds from exercise of stock options	51	170
Other financing activities - net	(12)	(1)
Cash provided by (used for) financing activities	663	(851)
Effect of exchange rate changes on cash	20	(174)
Decrease in cash and cash equivalents	$(1,134)	$(3,288)
Cash and cash equivalents at beginning of period	5,300	6,910
Cash and cash equivalents at end of period	$4,166	$3,622

See Notes to the Consolidated Financial Statements beginning on page 7.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1.  Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2015, collectively referred to as the “2015 Annual Report”.  The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities (VIEs) for which DuPont is the primary beneficiary.

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

Recent Accounting Pronouncements
Accounting Pronouncements Implemented in 2016
In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The company adopted this guidance effective January 1, 2016 on a retrospective basis. As a result of the adoption, $368 and $37 of deferred tax assets and liabilities, respectively, were reclassified from current to noncurrent assets and liabilities, respectively, as of December 31, 2015.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share or its Equivalent. This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented and early adoption is permissible. The company adopted this guidance effective January 1, 2016. The guidance will only impact disclosure and will not impact the company's financial position or results of operations.

New Accounting Pronouncements to be Implemented
In March 2016, the FASB Issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for shared-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The company is currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related disclosures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under the new guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short- term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which was further updated in March and April 2016. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

Note 2. Proposed Merger with Dow Chemical
On December 11, 2015, DuPont and The Dow Chemical Company (Dow) announced entry into an Agreement and Plan of Merger (the Merger Agreement), under which the companies will combine in an all-stock merger of equals. The companies anticipate that the merger will close and become effective (the Effective Time), in the second half of 2016 and the combined company will be named DowDuPont. Following the consummation of the merger, DuPont and Dow intend to pursue, subject to the receipt of approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions (collectively, the Business Separations.)

Additional information about the Merger Agreement is set forth in the company’s Current Report on Form 8-K filed with the SEC on December 11, 2015 and the company’s 2015 Annual Report filed with the SEC on February 4, 2016.

During the three months ended March 31, 2016, the company incurred $24 of costs in connection with the planned merger with Dow. These costs were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements and primarily include financial advisory, legal, accounting, consulting and other advisory fees and expenses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 3. Divestitures and Other Transactions
DuPont (Shenzhen) Manufacturing Limited
In March 2016, the company sold 100 percent of its ownership interest in DuPont (Shenzhen) Manufacturing Limited to the Feixiang Group. The sale of the entity, which held certain buildings and other assets, resulted in a pre-tax gain of $369 ($214 net of tax). The gain was recorded in other income, net in the company's interim Consolidated Income Statements for the three months ended March 31, 2016 and reflected as a Corporate item.
Performance Chemicals
On July 1, 2015 (the Distribution Date), DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of Chemours (the Separation). To effect the spin-off, DuPont distributed to its stockholders one share of Chemours common stock, par value $0.01 per share, for every five shares of DuPont common stock, par value $0.30 per share, (the Distribution) outstanding as of 5:00 p.m. June 23, 2015, the record date for the Distribution. In lieu of fractional shares of Chemours, stockholders of DuPont received cash, which generally was taxable. In connection with the Separation, the company and Chemours entered into a Separation Agreement, discussed below, and a Tax Matters Agreement and certain ancillary agreements, including an employee matters agreement, agreements related to transition and site services,  and intellectual property cross licensing arrangements. In addition, the companies have entered into certain supply agreements. In the first quarter 2016, the company prepaid $190 for certain goods and services expected to be delivered by Chemours over twelve to fifteen months. As of March 31, 2016, the balance of the prepayment was $168 recorded within prepaid expenses on the Condensed Consolidated Balance Sheet.
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
Pursuant to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. At March 31, 2016, the indemnified assets are $94 within accounts and notes receivable, net and $384 within other assets offset by the corresponding liabilities of $94 within other accrued liabilities and $384 within other liabilities.

The results of operations of the Performance Chemicals segment are presented as discontinued operations as summarized below:

	Three Months Ended
	March 31,
	2016	2015
Net sales	$—	$1,335
Cost of goods sold	—	1,037
Other operating charges	7	135
Selling, general and administrative expenses	—	92
Research and development expense	—	20
Other income, net	—	1
(Loss) income from discontinued operations before income taxes	(7)	50
(Benefit) provision for income taxes	(3)	36
(Loss) income from discontinued operations after income taxes	$(4)	$14

During the three months ended March 31, 2016 and 2015, the company incurred $7 and $81 of costs, respectively, in connection with the transaction primarily related to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions. Income from discontinued operations during the three months ended March 31, 2016 and 2015, includes $7 and $69 of these costs, respectively. Income from continuing operations during the three months ended March 31, 2015, includes $12 of these costs, respectively, recorded in other operating charges in the company's interim Consolidated Income Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents depreciation, amortization and purchases of property, plant and equipment of the discontinued operations related to Performance Chemicals:

	Three Months Ended
	March 31
	2016	2015
Depreciation	$—	$62
Amortization of intangible assets	—	1
Purchases of property, plant and equipment	—	150

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 4. Employee Separation / Asset Related Charges, Net
La Porte Plant, La Porte, Texas
In March 2016, DuPont announced its decision to not re-start the Agriculture segment’s insecticide manufacturing facility at the La Porte site located in La Porte, Texas.  The facility manufactures Lannate® and Vydate® insecticides and has been shut down since November 2014.  As a result of this decision, during the three months ended March 31, 2016, a pre-tax charge of $75 was recorded in employee separation / asset related charges, net which included $41 of asset related charges, $18 of contract termination costs, and $16 of employee severance and related benefit costs.

2016 Global Cost Savings and Restructuring Plan
At March 31, 2016, total liabilities related to the program were $504. A complete discussion of restructuring initiatives is included in the company's 2015 Annual Report in Note 4, "Employee Separation / Asset Related Charges, Net."

Account balances and activity for the restructuring program are summarized below:

	Severance and Related Benefit Costs	Asset Related Charges	Other Non-Personnel Charges[1]	Total
Balance at December 31, 2015	$648	$—	$32	$680
Payments	(124)	—	(20)	(144)
Net translation adjustment	3	—	—	3
Other adjustments	(44)	37	9	2
Asset write-offs	—	(37)	—	(37)
Balance as of March 31, 2016	$483	$—	$21	$504

1.	Other non-personnel charges consist of contractual obligation costs.

During the three months ended March 31, 2016, a net charge of $2 was recorded associated with the 2016 global cost savings and restructuring plan in employee separation / asset related charges, net in the company's interim Consolidated Income Statements. This was primarily due to the identification of additional projects in certain segments, offset by lower than estimated workforce reductions achieved through non-severance programs. The net charge related to the segments for the three months ended March 31, 2016 as follows: Agriculture - $21, Electronics & Communications - $(7), Industrial Biosciences - $(1), Nutrition & Health - $(1), Performance Materials - $4, Protection Solutions - $(3), Other - $3, as well as Corporate expenses $(14).

2014 Restructuring Program
At March 31, 2016, total liabilities related to the 2014 restructuring program were $55. A complete discussion of restructuring initiatives is included in the company's 2015 Annual Report in Note 4, "Employee Separation / Asset Related Charges, Net."

Account balances and activity related to the 2014 restructuring program are summarized below:

	Severance and Related Benefit Costs	Other Non-Personnel Charges [1]	Total
Balance at December 31, 2015	$76	$2	$78
Payments	(23)	—	(23)
Balance as of March 31, 2016	$53	$2	$55

1.	Other non-personnel charges consist of contractual obligation costs.

Cost Basis Investment Impairment
During the first quarter 2015, a $38 pre-tax impairment charge was recorded in employee separation / asset related charges, net within the Other segment. The majority related to a cost basis investment in which the assessment resulted from the venture's revised operating plan reflecting underperformance of its European wheat based ethanol facility and deteriorating European ethanol market conditions. As a result, the carrying value of DuPont's 6 percent cost basis investment in this venture exceeded its fair value by $37, such that an impairment charge was recorded.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 5.  Other Income, Net

	Three Months Ended
	March 31,
	2016	2015
Royalty income	$57	$34
Interest income	16	25
Equity in earnings of affiliates, net	10	4
Net gain on sales of businesses and other assets[1]	373	5
Net exchange (losses) gains[2]	(121)	79
Miscellaneous income and expenses, net[3]	37	52
Other income, net	$372	$199

1.	Includes a pre-tax gain of $369 ($214 net of tax) for the three months ended March 31, 2016 related to the sale of DuPont (Shenzhen) Manufacturing Limited. See Note 3 for additional information.

2.	The $79 net exchange gain for the three months ended March 31, 2015, includes a net $(40) pre-tax exchange loss associated with the devaluation of the Ukrainian hryvnia.

3.	Miscellaneous income and expenses, net, includes interest items, certain insurance recoveries and gains related to litigation settlements and other items.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations for the three months ended March 31, 2016 and 2015. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the U.S., whereas the offsetting exchange gains (losses) on the re-measurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for income taxes on continuing operations in the interim Consolidated Income Statements.

	Three Months Ended
	March 31,
	2016	2015
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)[1]	$33	$(200)
Local tax benefits (expenses)	13	(109)
Net after-tax impact from subsidiary exchange gain (loss)	46	(309)

Hedging Program Gain (Loss)
Pre-tax exchange (loss) gain	(154)	279
Tax benefits (expenses)	55	(100)
Net after-tax impact from hedging program exchange (loss) gain	(99)	179

Total Exchange Gain (Loss)
Pre-tax exchange (loss) gain	(121)	79
Tax benefits (expenses)	68	(209)
Net after-tax exchange loss	$(53)	$(130)

1.	Excludes equity affiliates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 6.  Income Taxes
Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that net reductions to the company’s global unrecognized tax benefits could be in the range of $100 to $120 within the next twelve months with the majority due to the settlement of uncertain tax positions with various tax authorities.

Note 7.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$1,223	$1,017
Preferred dividends	(2)	(2)
Income from continuing operations after income taxes available to DuPont common stockholders	$1,221	$1,015

Income from discontinued operations after income taxes available to DuPont common stockholders	$3	$14

Net income available to common stockholders	$1,224	$1,029

Denominator:
Weighted-average number of common shares outstanding - Basic	873,546,000	906,835,000
Dilutive effect of the company’s employee compensation plans	3,705,000	6,984,000
Weighted-average number of common shares outstanding - Diluted	877,251,000	913,819,000

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

	Three Months Ended
	March 31,
	2016	2015
Average number of stock options	5,104,000	—

The change in the average number of stock options that were antidilutive in the three months ended March 31, 2016 compared to the same period last year was due to changes in the company's average stock price.

Note 8. Inventories

	March 31, 2016	December 31, 2015
Finished products	$3,401	$3,779
Semi-finished products	1,559	1,780
Raw materials, stores and supplies	721	783
	5,681	6,342
Adjustment of inventories to a last-in, first-out (LIFO) basis	(199)	(202)
Total	$5,482	$6,140

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 9.  Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,635	$(552)	$1,083	$1,621	$(529)	$1,092
Patents	457	(232)	225	454	(220)	234
Purchased and licensed technology	1,204	(736)	468	1,173	(649)	524
Trademarks	26	(14)	12	26	(13)	13
Other [1]	180	(76)	104	180	(72)	108
	3,502	(1,610)	1,892	3,454	(1,483)	1,971

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	71	—	71	72	—	72
Microbial cell factories	306	—	306	306	—	306
Pioneer germplasm	1,048	—	1,048	1,048	—	1,048
Trademarks/tradenames	754	—	754	747	—	747
	2,179	—	2,179	2,173	—	2,173
Total	$5,681	$(1,610)	$4,071	$5,627	$(1,483)	$4,144

1.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $122 and $139 for the three months ended March 31, 2016 and 2015, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2016 and each of the next five years is approximately $207, $207, $208, $213, $200 and $147, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 10.  Short-Term and Long-Term Borrowings
Repurchase Facility
In February 2016, the company entered into a committed receivable repurchase agreement of up to $1,000 (the Repurchase Facility). The Repurchase Facility is structured to account for the seasonality of the agricultural business and expires on November 30, 2016. Under the Repurchase Facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously must agree to repurchase such notes receivable at a future date. The Repurchase Facility is considered a secured borrowing with the customer notes receivables utilized as collateral. The amount of collateral required equals 105% of the outstanding borrowing amounts. Borrowings under the Repurchase Facility have an interest rate of the London interbank offered rate (LIBOR) plus 0.75%.

As of March 31, 2016, $315 of notes receivable, recorded in accounts and notes receivable, net, were pledged as collateral against outstanding borrowings under the Repurchase Facility of $300, recorded in short-term borrowings and capital lease obligations.

Term Loan Facility
In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4,500 (the Term Loan Facility). DuPont may make up to seven term loan borrowings within one year of the closing date and amounts repaid or prepaid are not available for subsequent borrowings. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable.

Under the Term Loan Facility, DuPont can borrow funds at LIBOR plus a spread from 0.75% to 1.25% (LIBOR Loan Rate) depending on DuPont's long term credit rating. As of March 31, 2016, the company had borrowed $500 at the LIBOR Loan Rate and had unused commitments of $4,000 under the Term Loan Facility.

DuPont has the option of obtaining a same day loan under the Term Loan Facility at an interest rate based on the higher of a) the LIBOR Loan Rate, b) the federal funds effective rate plus 0.5% plus a margin from 0.00% to 0.25% depending on DuPont's long term credit rating (Margin) or c) the prime rate plus Margin.

Note 11.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures as of March 31, 2016, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. In connection with the separation, the company has directly guaranteed Chemours' purchase obligations under an agreement with a third party supplier. At March 31, 2016 and December 31, 2015, the company had directly guaranteed $323 and $337, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 27 percent of the $112 of guaranteed obligations of customers and suppliers.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Set forth below are the company's guaranteed obligations at March 31, 2016:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 6 years)	$96	$16	$112
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	178	—	178
Obligations for Chemours[3]:
Chemours' purchase obligations (final expiration - 2018)	22	11	33
Total	$296	$27	$323

1.	Existing guarantees for customers and suppliers, as part of contractual agreements.

2.	Existing guarantees for equity affiliates' liquidity needs in normal operations.

3.	Guarantee for Chemours' raw material purchase obligations under agreement with third party supplier.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At March 31, 2016, DuPont has an accrual balance of $14 related to the PFOA matters discussed below. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for the PFOA matters discussed below. As a result, the company has recorded an indemnification asset of $14 corresponding to the accrual balance as of March 31, 2016.

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

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. The company is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative costs associated with the program, including class counsel fees.  In January 2012, the company established and put $1 into an escrow account to fund medical monitoring as required by the settlement agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Under the settlement agreement, the balance in the escrow amount must be at least $0.5; as a result, transfers of additional funds may be required periodically.  The court appointed Director of Medical Monitoring has established the program to implement the medical panel's recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account; at March 31, 2016, less than $1 has been disbursed.

In addition, under the settlement agreement, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At March 31, 2016 and December 31, 2015, there were approximately 3,500 lawsuits pending in various federal and state courts in Ohio and West Virginia. These lawsuits are consolidated in multi-district litigation in Ohio federal court (MDL). About 75 percent of the lawsuits allege personal injury claims associated only with high cholesterol and/or thyroid disease from exposure to PFOA in drinking water. As a result of plaintiffs' corrected pleadings and further discovery, the company has revised downward to 30 the estimated number of pending lawsuits alleging wrongful death.

In 2014, six plaintiffs from the MDL were selected for individual trial. The jury awarded $1.6 in compensatory damages in the first individual trial, captioned Bartlett v DuPont, which was tried to a verdict in October 2015. The plaintiff alleged that exposure to PFOA in drinking water had caused kidney cancer. DuPont, through Chemours, is appealing the decision. The second matter selected for trial, Wolf v DuPont, involved allegations that exposure to PFOA in drinking water caused ulcerative colitis, a confidential settlement for an inconsequential amount was reached and substantially completed in Wolf v DuPont. Three cases are scheduled for trial in 2016 starting in May, August and November, respectively; the plaintiffs in each of these cases allege exposure to PFOA in drinking water caused cancer.

In January 2016, the court determined that 40 cases in which plaintiffs assert cancer claims, would be scheduled for trial in 2017, beginning in April of that year. Less than 10 percent of the 3,500 pending lawsuits involve claims that exposure to PFOA in drinking water caused cancer.

DuPont, through Chemours, denies the allegations in these lawsuits and is defending itself vigorously.

Additional Actions
In the first quarter 2016, a confidential settlement was reached in the Ohio action brought by the LHWA claiming, “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA) in addition to general claims of PFOA contamination of drinking water. The cost of the settlement was paid by Chemours.

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

Environmental
The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy as described in the company's 2015 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state and global laws. These laws require the company to undertake certain investigative, remediation and restoration activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 31, 2016, the Condensed Consolidated Balance Sheet included a liability of $492, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, the potential liability may range up to $1,025 above the amount accrued as of March 31, 2016. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for certain environmental matters, included in the liability of $492, that have an estimated liability of $282 as of March 31, 2016 and a potential exposure that ranges up to approximately $618 above the amount accrued. As such, the company has recorded an indemnification asset of $282 corresponding to the company’s accrual balance related to these matters at March 31, 2016.

Note 12.  Stockholders’ Equity
Share Repurchase Program
2015 Share Buyback Plan
In the first quarter 2015, DuPont announced its intention to buy back shares of about $4,000 using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2,000 to be purchased and retired by December 31, 2015, which was completed during 2015, with the remainder to be purchased and retired by December 31, 2016. There were no share repurchases under this plan in the first quarter 2016. As of March 31, 2016, in aggregate, the company has paid $2,000 and received and retired 35 million shares.

2014 Share Buyback Plan
In January 2014, the company's Board of Directors authorized a $5,000 share buyback plan that replaced the 2011 plan. During the three months ended March 31, 2015, the company purchased and retired 3.6 million shares in the open market for a total cost of $282, which offset the dilution from employee compensation plans in the first quarter of 2015. There were no share repurchases under this plan in the first quarter 2016. As of March 31, 2016, in aggregate, the company has purchased 34.7 million shares at a total cost of $2,353 under the plan. There is no required completion date for the remaining stock purchases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other Comprehensive Income (Loss)
A summary of the changes in other comprehensive loss for the three months ended March 31, 2016 and 2015 is provided as follows:

	Three Months Ended			Three Months Ended			Affected Line Item in Consolidated Income Statements
	March 31, 2016			March 31, 2015
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment(1)	$170	$—	$170	$(1,189)	$—	$(1,189)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	16	(6)	10	(22)	6	(16)	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	—	—	—	(8)	3	(5)	Net sales
Commodity contracts	11	(4)	7	15	(6)	9	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	27	(10)	17	(15)	3	(12)
Pension benefit plans:
Net loss	(1,191)	428	(763)	(4)	1	(3)	See (2) below
Effect of foreign exchange rates	1	—	1	100	(27)	73	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(2)	1	(1)	(2)	1	(1)	See (3) below
Amortization of loss	172	(60)	112	209	(74)	135	See (3) below
Curtailment loss	49	(17)	32	—	—	—	See (3) below
Settlement loss	1	(1)	—	5	(2)	3	See (3) below
Pension benefit plans, net	(970)	351	(619)	308	(101)	207
Other benefit plans:
Net loss	(124)	45	(79)	—	—	—	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(39)	13	(26)	(52)	19	(33)	See (3) below
Amortization of loss	17	(7)	10	19	(7)	12	See (3) below
Curtailment gain	(30)	10	(20)	—	—	—	See (3) below
Other benefit plans, net	(176)	61	(115)	(33)	12	(21)
Net unrealized loss on securities:
Unrealized loss on securities arising during the period	(9)	—	(9)	—	—	—	See (4) below
Reclassification of gain realized in net income	1	—	1	—	—	—	Other income, net
Net unrealized loss on securities	(8)	—	(8)	—	—	—
Other comprehensive loss	$(957)	$402	$(555)	$(929)	$(86)	$(1,015)

1.
The increase in currency translation adjustment gains over prior year for the three months ended March 31, 2016 is primarily driven by the modest weakening of the U.S. dollar (USD) against the European Euro and Brazilian real.  The increase in currency translation adjustment losses over prior year for the three months ended March 31, 2015 is primarily driven by the strengthening USD against the European Euro and Brazilian real.

2.
These amounts represent changes in accumulated other comprehensive loss excluding changes due to reclassifying amounts to the interim Consolidated Income Statements. See Notes 13 and 14 for additional information.

3.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 14 for additional information.

4.
The unrealized loss on securities during the three months ended March 31, 2016 is due to the re-measurement of USD denominated marketable securities held by certain foreign entities at March 31, 2016 with a corresponding offset to cumulative translation adjustment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized (Loss) Gain on Securities	Total
2016
Balance January 1, 2016	$(2,333)	$(24)	$(7,043)	$22	$(18)	$(9,396)
Other comprehensive income (loss) before reclassifications	170	10	(762)	(79)	(9)	(670)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	143	(36)	1	115
Balance March 31, 2016	$(2,163)	$(7)	$(7,662)	$(93)	$(26)	$(9,951)

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized (Loss) Gain on Securities	Total
2015
Balance January 1, 2015	$(919)	$(6)	$(7,895)	$262	$2	$(8,556)
Other comprehensive income (loss) before reclassifications	(1,189)	(16)	70	—	—	(1,135)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	137	(21)	—	120
Balance March 31, 2015	$(2,108)	$(18)	$(7,688)	$241	$2	$(9,571)

Note 13. Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The company's cash, cash equivalents and marketable securities as of March 31, 2016 and December 31, 2015 are comprised of the following:

	March 31, 2016			December 31, 2015
	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value
Cash	$1,630	$—	$1,630	$1,938	$—	$1,938

Level 1:
Money market funds	$412	$—	$412	$550	$—	$550
U.S. Treasury securities[1]	—	529	529	—	788	788

Level 2:
Certificate of deposit / time deposits[2]	$2,124	$94	$2,218	$2,812	$118	$2,930

Total cash, cash equivalents and marketable securities	$4,166	$623		$5,300	$906

1.
Available-for-sale securities are reported at estimated fair value with unrealized gains and losses reported as component of accumulated other comprehensive loss. Proceeds from the sale of available-for-sale securities were $260 in the three months ended March 31, 2016.

2.	Held-to-maturity investments are reported at amortized cost.

The estimated fair value of the company's cash equivalents, which approximates carrying value as of March 31, 2016 and December 31, 2015, was determined using level 1 and level 2 inputs within the fair value hierarchy. Level 1 measurements were based on observed net asset values and level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The estimated fair value of the held-to-maturity securities, which approximates carrying value as of March 31, 2016 and December 31, 2015, was determined using level 2 inputs within the fair value hierarchy, as described below. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity. The carrying value approximates fair value due to the short-term nature of the investments.

The estimated fair value of the available-for-sale securities as of March 31, 2016 and December 31, 2015 was determined using level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities as of March 31, 2016 and December 31, 2015 are held by certain foreign subsidiaries in which the USD is not the functional currency. The fluctuations in foreign exchange are recorded in accumulated other comprehensive loss. These fluctuations are subsequently reclassified from accumulated other comprehensive loss to earnings in the period in which the marketable securities are sold and the gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

Debt
The estimated fair value of the company's total debt, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2015 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $10,310 and $9,050 as of March 31, 2016 and December 31, 2015, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	$1	$10
Commodity contracts	265	356
Derivatives not designated as hedging instruments:
Foreign currency contracts	9,320	8,065
Commodity contracts	16	70

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The company routinely uses foreign currency exchange contracts, including forward exchange and option contracts, to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency-denominated revenues. The objective of the hedge program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

Interest Rate Risk
The company may use interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. Interest rate swaps involve the exchange of fixed for floating rate interest payments to effectively convert fixed rate debt into floating rate debt based on USD LIBOR. Interest rate swaps allow the company to achieve a target range of floating rate debt.

Commodity Price Risk
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as corn, soybeans and soybean meal. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with agricultural commodity exposures.

Cash Flow Hedges
Foreign Currency Contracts
The company uses foreign currency exchange instruments such as forwards and options to offset a portion of the company's exposure to certain foreign currency denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency denominated revenues. In addition, the company occasionally uses forward foreign currency exchange contracts to offset a portion of the company's exposure to certain foreign currency-denominated transactions such as capital expenditures.

Commodity Contracts
The company enters into over-the-counter and exchange-traded derivative commodity instruments, including options, futures and swaps, to hedge the commodity price risk associated with agriculture commodity exposures.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$(24)	$(6)
Additions and revaluations of derivatives designated as cash flow hedges	10	(16)
Clearance of hedge results to earnings	7	4
Ending balance	$(7)	$(18)

At March 31, 2016, an after-tax net loss of $3 is expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company routinely uses foreign currency exchange contracts, including forward exchange and options contracts, to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. The company also uses foreign currency exchange contracts, including forward exchange and options contracts, to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency-denominated revenues.

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn, soybeans and soybean meal.

Fair Values of Derivative Instruments
The table below presents the fair values of the company's derivative assets and liabilities within the fair value hierarchy, as described in the company's 2015 Annual Report in Note 1, “Summary of Significant Accounting Policies.”

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2016	December 31, 2015
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts and notes receivable, net	$51	$74
Total asset derivatives[1]		$51	$74
Cash collateral	Other accrued liabilities	$—	$7

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$138	$80
Commodity contracts	Other accrued liabilities	1	4
Total liability derivatives[1]		$139	$84

1.	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $44 at March 31, 2016 and $35 at December 31, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended March 31,	2016	2015	2016	2015	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$(1)	Interest expense
Cash flow hedges:
Foreign currency contracts	—	(2)	—	8	Net sales
Commodity contracts	16	(20)	11	(15)	Cost of goods sold
	16	(22)	11	(8)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(154)	279	Other income, net[3]
Foreign currency contracts	—	—	(4)	—	Net sales
Foreign currency contracts	—	—	—	(11)	Income from discontinued operations after income taxes
Commodity contracts	—	—	—	2	Cost of goods sold
	—	—	(158)	270
Total derivatives	$16	$(22)	$(147)	$262

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three months ended March 31, 2016 and 2015, there was no material ineffectiveness with regard to the company's cash flow hedges.

3.
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $33 and $(200) for the three months ended March 31, 2016 and 2015, respectively. See Note 5 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 14. Long-Term Employee Benefits
Pension Plans
The workforce reductions in the first quarter of 2016 related to the 2016 global cost savings and restructuring plan triggered a curtailment for company's principal U.S. pension plan. As a result, the company recorded a curtailment loss of $49 and re-measured the principal U.S. pension plan as of March 31, 2016. The curtailment loss was driven by the change in the benefit obligation based on the demographics of the terminated positions partially offset by accelerated recognition of a portion of the prior service benefit. In connection with the re-measurement, the company updated the discount rate assumed at December 31, 2015 from 4.47 percent to 4.13 percent for the plan. The re-measurement increased the underfunded status of the pension plan by $1,191 with a corresponding increase in net loss within other comprehensive loss for the three months ended March 31, 2016.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended
	March 31,
	2016	2015
Service cost	$47	$66
Interest cost	217	273
Expected return on plan assets	(338)	(404)
Amortization of loss	172	209
Amortization of prior service benefit	(2)	(2)
Curtailment loss	49	—
Settlement loss	1	5
Net periodic benefit cost - Total	$146	$147
Less: Discontinued operations	(4)	1
Net periodic benefit cost - Continuing operations	$150	$146

Other Long-Term Employee Benefit Plans
As a result of the workforce reductions noted above a curtailment was triggered for the company's other long term employee benefit plans. The company recorded a curtailment gain of $30 and re-measured the associated plans as of March 31, 2016. The curtailment gain was driven by accelerated recognition of a portion of the prior service benefit partially offset by the change in the benefit obligation based on the demographics of the terminated positions. In connection with the re-measurement, the company updated the associated plans’ weighted average discount rate assumed at December 31, 2015 from 4.30 percent to 3.94 percent. The re-measurement resulted in a net increase of $124 to the company’s other long-term employee benefit obligation with a corresponding increase to net loss within other comprehensive loss for the three months ended March 31, 2016.

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended
	March 31,
	2016	2015
Service cost	$3	$4
Interest cost	23	28
Amortization of loss	17	19
Amortization of prior service benefit	(39)	(52)
Curtailment gain	(30)	—
Net periodic benefit cost - Total	$(26)	$(1)
Less: Discontinued operations	—	1
Net periodic benefit cost - Continuing operations	$(26)	$(2)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 15.  Segment Information
Segment operating earnings is defined as income (loss) from continuing operations before income taxes excluding significant pre-tax benefits (charges), non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Non-operating pension and other postretirement employee benefit costs includes all of the components of net periodic benefit cost from continuing operations with the exception of the service cost component. DuPont Sustainable Solutions, previously within the company's Safety & Protection segment (now Protection Solutions) was comprised of two business units: clean technologies and consulting solutions. Effective January 1, 2016, the clean technologies business unit is reported within the Industrial Biosciences segment, and the consulting solutions business unit is reported within Other. Effective July 1, 2015, certain corporate expenses are included in segment operating earnings.  Reclassifications of prior year data have been made to conform to current year classifications.

Three Months Ended March 31,	Agriculture[1]	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials	Protection Solutions	Other	Total
2016
Net sales	$3,786	$452	$352	$801	$1,249	$729	$36	$7,405
Operating earnings	1,101	59	63	104	273	176	(59)	1,717

2015
Net sales	$3,937	$517	$350	$813	$1,381	$790	$49	$7,837
Operating earnings	1,138	79	54	86	317	167	(31)	1,810

1.
As of March 31, 2016, Agriculture net assets were $7,454, an increase of $703 from $6,751 at December 31, 2015. The increase was primarily due to higher trade receivables related to normal seasonality in the sales and cash collections cycle.

Reconciliation to interim Consolidated Income Statements

	Three Months Ended March 31,
	2016	2015
Total segment operating earnings	$1,717	$1,810
Significant pre-tax charges not included in segment operating earnings	(68)	(2)
Non-operating pension and other postretirement employee benefit costs	(74)	(86)
Net exchange (losses) gains[1]	(121)	79
Corporate income (expenses)[2,3,4,5]	273	(166)
Interest expense	(92)	(84)
Income from continuing operations before income taxes	$1,635	$1,551

1.
Includes a charge of $(40) associated with remeasuring the company's Ukrainian hryvnia net monetary assets in the three months ended March 31, 2015, which were recorded in other income, net in the company's interim Consolidated Income Statements. See Note 5 for additional information.

2.
Includes transaction costs associated with the planned merger with Dow and related activities of $(24), in the three months ended March 31, 2016, which were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements. See Note 2 for additional information.

3.
Includes a gain of $369 associated with the sale of DuPont (Shenzhen) Manufacturing Limited entity, which held certain buildings and other assets. The gain was recorded in other income net, in the company's interim Consolidated Income Statement for the three months ended March 31, 2016. See Note 3 for additional information.

4.
Includes a $14 net benefit recorded in employee separation / asset related charges, net in the three months ended March 31, 2016, associated with the 2016 global cost savings and restructuring plan. See Note 4 for additional information.

5.
Includes transaction costs associated with the separation of the Performance Chemicals segment of $(12) in the three months ended March 31, 2015, which were recorded in other operating charges in the company's interim Consolidated Income Statements. See Note 3 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Additional Segment Details
The three months ended March 31, 2016 and 2015, respectively, included the following significant pre-tax benefits (charges) which are excluded from segment operating earnings:

	Three Months Ended March 31,
	2016	2015
Agriculture[1,2,3]	$(73)	$35
Electronics & Communications[2]	7	—
Industrial Biosciences[2]	1	—
Nutrition & Health[2]	1	—
Performance Materials[2]	(4)	—
Protection Solutions[2]	3	—
Other[2,4]	(3)	(37)
	$(68)	$(2)

1.
Includes $23 for reduction in accrual recorded in other operating charges for the three months ended March 31, 2016, for customer claims related to the use of the Imprelis® herbicide. The three months ended March 31, 2015, includes $35 of net insurance recoveries recorded in other operating charges for recovery of costs for customer claims related to the use of the Imprelis® herbicide.

2.
Includes a $(16) net restructuring charge recorded in employee separation / asset related charges, net for the three months ended March 31, 2016, associated with the 2016 global cost savings and restructuring program. The net charge impacted segment earnings as follows: Agriculture - $(21), Electronics & Communications - $7, Industrial Biosciences - $1, Nutrition & Health - $1, - Performance Materials - $(4), Protection Solutions - $3 and Other - $(3). See Note 4 for additional information.

3.
Includes a $(75) restructuring charge recorded in employee separation / asset related charges, net for the three months ended March 31, 2016, related to the decision not to re-start the insecticide manufacturing facility at the La Porte site located in La Porte, Texas. See Note 4 for additional information.

4.	Includes a $(37) pre-tax impairment charge recorded in employee separation / asset related charges, net for a cost basis investment. See Note 4 for additional information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements About Forward-Looking Statements
This report contains forward-looking statements which may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, regulatory approval, market position, anticipated benefits of recent acquisitions, timing of anticipated benefits from restructuring actions, outcome of contingencies, such as litigation and environmental matters, expenditures, and financial results, and timing of, as well as expected benefits, including synergies, from the proposed merger with The Dow Chemical Company (Dow) and intended post-merger separations, are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the company's control. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements are:

•
Risks related to the agreement between DuPont and Dow to effect an all-stock merger of equals, including the completion of the proposed transaction on anticipated terms and timing, the ability to fully and timely realize the expected benefits of the proposed transaction and risks related to the intended business separations contemplated to occur after the completion of the proposed transaction. Important risk factors relating to the proposed transaction and intended business separations include, but are not limited to, (i) the completion of the proposed transaction on anticipated terms and timing, including obtaining shareholder and regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations and other conditions to the completion of the merger, (ii) the ability of Dow and DuPont to integrate the business successfully and to achieve anticipated synergies, risks and costs and pursuit and/or implementation of the potential separations, including anticipated timing, any changes to the configuration of businesses included in the potential separation if implemented, (iii) the intended separation of the agriculture, material science and specialty products businesses of the combined company post-mergers in one or more tax efficient transactions on anticipated terms and timing, including a number of conditions which could delay, prevent or otherwise adversely affect the proposed transactions, including possible issues or delays in obtaining required regulatory approvals or clearances, disruptions in the financial markets or other potential barriers, (iv) potential litigation relating to the proposed transaction that could be instituted against Dow, DuPont or their respective directors, (v) the risk that disruptions from the proposed transaction will harm Dow’s or DuPont’s business, including current plans and operations, (vi) the ability of Dow or DuPont to retain and hire key personnel, (vii) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger, (viii) uncertainty as to the long-term value of DowDuPont common stock, (ix) continued availability of capital and financing and rating agency actions, (x) legislative, regulatory and economic developments, (xi) potential business uncertainty, including changes to existing business relationships, during the pendency of the merger that could affect Dow’s and/or DuPont’s financial performance, (xii) certain restrictions during the pendency of the merger that may impact Dow’s or DuPont’s ability to pursue certain business opportunities or strategic transactions and (xiii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks, as well as other risks associated with the proposed merger, are more fully discussed in the joint proxy statement/prospectus included in the preliminary registration statement on Form S-4 filed with the SEC in connection with the proposed merger. While the list of factors presented here is, and the list of factors presented in the preliminary registration statement on Form S-4 are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Dow’s or DuPont’s consolidated financial condition, results of operations, credit rating or liquidity;

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

For some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A of the company's 2015 Annual Report.

Recent Developments
DuPont Dow Merger of Equals
On December 11, 2015, DuPont and The Dow Chemical Company (Dow) announced entry into an Agreement and Plan of Merger (the Merger Agreement), under which the companies will combine in an all-stock merger of equals. The companies anticipate that the merger will close and become effective (the Effective Time), in the second half of 2016 and the combined company will be named DowDuPont. Following the consummation of the merger, DuPont and Dow intend to pursue, subject to the receipt of approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions (collectively, the Business Separations.) Dow and DuPont currently anticipate that the intended business separation transactions will be consummated as soon as practicable following the consummation of the merger, but consummation of the intended business separation transactions is not expected to exceed 18-24 months after the merger.

During the three months ended March 31, 2016 the company has incurred $24 million of costs in connection with the planned merger with Dow. These costs were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements for the three months ended March 31, 2016, and primarily include financial advisory, legal, accounting, consulting and other advisory fees and expenses.

DuPont (Shenzhen) Manufacturing Limited
In March 2016, the company sold 100 percent of its ownership interest in DuPont (Shenzhen) Manufacturing Limited to the Feixiang Group. The sale of the entity resulted in a pre-tax gain of $369 million ($214 million net of tax). The gain was recorded in other income, net in the company's interim Consolidated Income Statements for the three months ended March 31, 2016 and reflected as a Corporate item.
La Porte Plant, La Porte, Texas
In March 2016, DuPont announced its decision to not re-start the Agriculture segment’s insecticide manufacturing facility at the La Porte site located in La Porte, Texas.  The facility manufactures Lannate® and Vydate® insecticides and has been shut down since November 2014.  As a result of this decision, during the three months ended March 31, 2016, a pre-tax charge of $75 million was recorded in employee separation / asset related charges, net which included $41 million of asset related charges, $18 million of contract termination costs, and $16 million of employee severance and related benefit costs.  This charge is not reflected in Agriculture's segment operating earnings for the three months ended March 31, 2016.

Agriculture's segment operating earnings was negatively impacted by $40 million from the shutdown of the La Porte manufacturing facility for the three months ended March 31, 2016 as compared to the same period in prior year due to lower sales of Lannate® and Vydate® insecticides, fixed overhead costs and write-off of inventory. The DuPont Crop Protection business has identified alternative sources for the supply of methomyl, the active ingredient in Lannate® in order to meet the majority of the expected demand for this product. These new sources have either been or are in the process of being registered in the relevant markets. In addition, the business is actively pursuing the procurement of oxamyl, the active ingredient in Vydate®.

2016 Global Cost Savings and Restructuring Plan
In December 2015, DuPont announced a 2016 global cost savings and restructuring plan designed to reduce $730 million in costs in 2016 compared with 2015, which represents a reduction of operating costs on a run-rate basis of about $1.0 billion by end of 2016. As part of the plan, the company committed to take structural actions across all businesses and staff functions globally to operate more efficiently by further consolidating businesses and aligning staff functions more closely with them. In the first quarter 2016, in connection with the restructuring actions, the company recorded a net pre-tax charge to earnings of $2 million, comprised of $(44) million of severance and related benefit costs, $37 million of asset related charges, and $9 million of contract termination costs.

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

Results of Operations
Overview
The following is a summary of the results of continuing operations for the three months ended March 31, 2016:

•
Net Sales were $7.4 billion, down 6 percent from $7.8 billion in the same period last year, principally reflecting a 4 percent negative currency impact and 2 percent lower volume. Local price and product mix gains in Agriculture and volume growth in Nutrition & Health were more than offset by declines in most of the remaining segments.

•
Agriculture net sales and operating earnings reflected local pricing gains, improved mix from new products, higher corn area from a strong start to the North American corn season, offset by a negative currency impact and lower crop protection and soybean volumes.

•	Growth in segment operating earnings from Nutrition & Health, Industrial Biosciences, and Protection Solutions was more than offset by declines in the remaining segments.

•
Income from continuing operations after taxes was $1.2 billion versus $1.0 billion in the prior year, principally reflecting the gain on the sale of DuPont (Shenzhen) Manufacturing Limited and cost savings related to the 2016 cost savings and restructuring plan, partly offset by lower segment operating earnings.

•	The 2016 cost savings and restructuring plan is on track to deliver $730 million in cost reductions in 2016 versus prior year.

Net Sales
Net sales for the three months ended March 31, 2016 were $7.4 billion versus $7.8 billion in the prior year, a 6 percent decline, attributable to a 4 percent negative impact from weaker currencies, particularly the Brazilian real and European Euro, and 2 percent lower volume. Lower volume principally reflects reduced demand for crop protection insecticide products and soybean seeds, competitive pressures impacting Solamet® paste, lower demand for ethylene and ethylene-based products and lower demand for Protection Solutions products. Lower volumes were partially offset by increased corn seed volumes in North America and Brazil and broad-based growth in Nutrition & Health. Net sales in developing markets declined 4 percent to $2.1 billion, reflecting a 9 percent negative currency impact, largely due to weaker currencies in Latin America and Eastern Europe, partially offset by 5 percent increase in volume and local price, primarily from Agriculture and Nutrition & Health in Europe and Asia Pacific, principally China. Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

The tables below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended March 31, 2016		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2015	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$7.4	(6)	—	(4)	(2)	—
U.S. & Canada	3.6	(3)	(1)	—	(1)	(1)
Europe, Middle East & Africa (EMEA)	2.0	(8)	1	(6)	(3)	—
Asia Pacific	1.3	(6)	(3)	(2)	(3)	2
Latin America	0.5	(12)	7	(17)	(1)	(1)

Cost of Goods Sold (COGS)
COGS totaled $4.2 billion for the first quarter 2016 versus $4.5 billion in the prior year, a 6 percent decrease, principally due to the strengthening of the U.S. dollar versus global currencies, lower volume and lower costs for raw materials, energy and freight. COGS as a percentage of net sales was essentially flat year over year at about 57 percent.

Other Operating Charges
Other operating charges were $185 million for the first quarter 2016 versus $148 million in the prior year, a 25 percent increase, primarily due to litigation expenses and the absence of $35 million of insurance recoveries related to Imprelis® herbicide claims, partially offset by a $23 million reduction in the estimated liability related to Imprelis® herbicide claims and the absence of separation costs associated with the separation of Performance Chemicals. Additional information related to the separation is included in Note 3 to the interim Consolidated Financial Statements.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $1.1 billion for the first quarter 2016 versus $1.2 billion in the prior year, an 8 percent decrease, primarily due to lower costs related to the 2016 cost savings and restructuring plan and the strengthening of the U.S. dollar versus global currencies, partially offset by $24 million of transaction costs associated with the planned merger with the Dow and related activities. SG&A was approximately 15 percent and 16 percent of net sales for the first quarter 2016 and 2015, respectively. The decrease as a percentage of net sales was due to the lower costs noted above.

Research and Development Expense (R&D)
R&D totaled $418 million for the first quarter 2016 versus and $479 million in the prior year, a 13 percent decrease, primarily due to lower costs related to the 2016 cost savings and restructuring plan and the strengthening of the U.S. dollar versus global currencies. R&D was approximately 6 percent of net sales for the first quarter 2016 and 2015, respectively.

Other Income, Net
Other income, net, totaled $372 million for the first quarter 2016, an increase of $173 million compared to $199 million in the prior year primarily due to a gain of $369 million associated with the sale of DuPont (Shenzhen) Manufacturing Limited entity, partially offset by an increase in net pre-tax exchange losses of $200 million. The increase in pre-tax net exchange losses was driven by losses on foreign currency exchange contracts. See Notes 5 and 13 to the interim Consolidated Financial Statements for further discussion of the company's policy of hedging the foreign currency-denominated monetary assets and liabilities.

Additional information related to the company's other income, net, is included in Note 5 to the interim Consolidated Financial Statements.

Interest Expense
Interest expense totaled $92 million in the first quarter 2016, compared to $84 million in 2015, an increase of 10 percent, primarily due to lower capitalized interest related to construction projects, partially offset by lower borrowings.

Employee Separation / Asset Related Charges, Net
For the three months ended March 31, 2016, employee separation / asset related charges, net were $77 million, compared to $38 million in 2015. First quarter 2016 included a $75 million charge related to the decision not to re-start the insecticide manufacturing facility at the La Porte site located in La Porte, Texas and a $2 million net restructuring charge associated with the 2016 global cost savings and restructuring program. First quarter 2015 included a $38 million charge related to cost investment impairments.

See Note 4 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The company's effective tax rate for the first quarter 2016 was 24.8 percent as compared to 34.2 percent in 2015. The lower effective tax rate is primarily driven by the impact of the company’s exchange gains / (losses) recognized on the re-measurement of the net monetary asset positions which are often not taxable / (tax deductible) in their local jurisdictions, as well as the absence of the 2015 tax impact associated with the Ukraine hryvnia re-measurement, partially offset by the tax consequences of the gain on the sale of an entity and unfavorable geographic mix of earnings.

See Notes 3 and 5 to the interim Consolidated Financial Statements for additional information.

Outlook
The company has revised its full-year 2016 outlook from previous expectations included within the 2015 Annual Report to include the following:

•	Since December 2015, the U.S. dollar has weakened against most other currencies; as a result the company expects currency to be less of a headwind for full-year 2016 than previously anticipated.

•
In Agriculture, higher-than-anticipated corn planted area is expected to partially offset the impact of Pioneer’s transition to an agency-based route-to-market approach in the southern U.S., which will shift some sales from 2016 to the first quarter of 2017. Seasonal timing benefits realized through the first quarter 2016 from a stronger-than-anticipated start in Agriculture are expected to be offset in the second quarter.

•	For full-year 2016, the company expects to incur about $420 million ($0.40 per share) of transactions costs related to the planned merger with Dow and related activities.

•
Workforce reductions in the first quarter 2016 related to the 2016 global cost savings and restructuring plan triggered curtailments and related re-measurements of the U.S. pension and other-post-retirement employee benefit plans. As a result, the company has reduced the expected decrease in 2016 long-term employee benefits expense from continuing operations as compared to 2015 to $120 million from $230 million at December 31, 2015. See further information included in Note 14 to the interim Consolidated Financial Statements. The company expects future workforce reductions associated with this plan during the year to trigger additional settlements and curtailments, the impacts of which cannot be reasonably estimated at this time.

See additional information regarding 2016 outlook under "Segment Reviews" beginning on page 34.

Recent Accounting Pronouncements
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Summarized below are comments on individual segment net sales and operating earnings for the three month period ended March 31, 2016 compared with the same period in 2015. Segment operating earnings is defined as income (loss) from continuing operations before income taxes excluding significant pre-tax benefits (charges), non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Non-operating pension and other postretirement employee benefit costs includes all of the components of net periodic benefit costs from continuing operations with the exception of the service cost component. Reclassifications of prior year data have been made to conform to current year classifications. See Note 15 to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating earnings. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating earnings to income from continuing operations before income taxes for the three month periods ended March 31, 2016 and 2015 is included in Note 15 to the interim Consolidated Financial Statements.

DuPont Sustainable Solutions, previously within the company's Safety & Protection segment (now Protection Solutions) was comprised of two business units: clean technologies and consulting solutions. Effective January 1, 2016, the clean technologies business unit became part of the Industrial Biosciences segment with the focus on working with customers to improve the performance, productivity and sustainability of their products and processes. The company is exploring a range of options to maximize the growth of the consulting solutions business unit which effective January 1, 2016, is reported within Other.

The following table summarizes first quarter 2016 segment net sales and related variances versus prior year:

	Three Months Ended
	March 31, 2016		Percentage Change Due to:
	Segment Net Sales ($ Billions)	Percent Change vs. 2015	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$3.8	(4)	2	(5)	(1)	—
Electronics & Communications	0.5	(13)	(3)	(1)	(9)	—
Industrial Biosciences	0.4	1	2	(3)	1	1
Nutrition & Health	0.8	(1)	—	(4)	3	—
Performance Materials	1.2	(10)	(5)	(2)	(3)	—
Protection Solutions	0.7	(8)	(1)	(2)	(5)	—

Agriculture - First quarter 2016 segment net sales of $3,786 million decreased $151 million, or 4 percent, primarily due to the negative impact of currency and lower volumes, partially offset with higher local price from pricing actions to mitigate currency impacts in Europe and Brazil and improved mix from new products in North America corn seed. Lower insecticide and soybean seed volumes were partially offset by increased corn seed volumes in North America due to higher expected acreage, higher corn seed volume in Brazil from the Safrinha season and increased demand for sunflower seed in Europe. Operating earnings of $1,101 million decreased $37 million, or 3 percent, primarily due to an $83 million negative currency impact, lower volumes and about a $40 million negative impact from the shutdown of the La Porte manufacturing facility due to lost sales, fixed overhead costs and inventory write-offs, partially offset by local price and product mix gains and cost savings.

Outlook Full year 2016 segment net sales are expected to be down low-single digits percent as local price and product mix gains are more than offset by the negative impact of currency. Higher corn seed volumes are expected to be offset by lower insecticide and soybean seed volumes. Full year operating earnings are expected to be up mid-single digits percent as cost savings and local price and product mix gains more than offset the negative impact of currency.

Electronics & Communications - First quarter 2016 segment net sales of $452 million decreased $65 million, or 13 percent, primarily due to competitive pressures impacting Solamet® paste, lower demand for products for the consumer electronics market, lower pricing from the pass-through of lower metals prices and the negative impact of currency, partially offset by volume growth for Tedlar® film for photovoltaics. Operating earnings of $59 million decreased $20 million, or 25 percent, as lower sales and a $16 million litigation expense were partially offset by cost savings.

Outlook Full year 2016 segment net sales are expected to be down low-single digits percent with second half growth in photovoltaics and consumer electronics which will mostly offset first half declines. Full year operating earnings are expected to be up low-teens percent due to second half sales improvement and cost savings.

Industrial Biosciences - First quarter 2016 segment net sales of $352 million increased $2 million, or 1 percent, primarily due to higher pricing and volume from new product introductions in bioactives and increased demand for biomaterials, mostly offset by the negative impact of currency and lower demand for clean technologies offerings. Operating earnings of $63 million increased $9 million, or 17 percent, reflecting the absence of cost from the write-off of a prior year acquisition related indemnification asset in clean technologies and improved mix from new products, partially offset by a negative impact from currency.

Outlook Full year 2016 segment net sales are expected to be about flat. Volume improvement, pricing, the impact of new product introductions in bioactives, including increased market penetration in animal nutrition and home and personal care, and the portfolio impact from the fourth quarter 2015 acquisition of enzyme and technology assets from Dyadic International Inc. are expected to be offset by lower demand for clean technology offerings and the negative impact of currency. Full year 2016 operating earnings are expected to be up by the low-teens percent, primarily due mix enrichment and cost savings.

Nutrition & Health - First quarter 2016 segment net sales of $801 million decreased $12 million, or 1 percent, primarily due to the negative impact of currency, partially offset by broad-based volume growth led by probiotics, cultures, ingredient systems, texturants and specialty proteins. Operating earnings of $104 million increased $18 million, or 21 percent, as volume growth and cost savings more than offset a negative currency impact.

Outlook Full year 2016 segment net sales are expected to be about flat with continued strength in probiotics and cultures, offset by the negative impact of currency. Full year 2016 operating earnings are expected to be up in the low-twenty percent range, as mix enrichment and cost savings more than offset the negative impact of currency.

Performance Materials - First quarter 2016 segment net sales of $1,249 million decreased $132 million, or 10 percent, primarily due lower local price, lower volume and a negative impact from currency. Lower price was driven by lower ethylene prices and competitive pressure in commodity product lines. Lower volumes in ethylene and ethylene-based products were partially offset by increased demand in Asia Pacific automotive markets, primarily in China. Operating earnings of $273 million decreased $44 million, or 14 percent, primarily due to lower sales and a $19 million negative impact from currency, partially offset by lower costs.

Outlook Full year 2016 segment net sales are expected to be about flat and full year 2016 operating earnings are expected to be down in the mid-single digits percent range, as volume growth is anticipated to be more than offset by lower local price and the negative impact of currency. Full year 2015 operating earnings included $49 million of benefits from a joint venture, the sale of a business and realization of tax benefits associated with a manufacturing site.

Protection Solutions - First quarter 2016 segment net sales of $729 million decreased $61 million, or 8 percent, primarily due to lower volume, the negative impact of currency, and lower local price. Volume declines in Nomex® thermal-resistant fiber, Kevlar® high-strength material and Tyvek® protective material were driven by weakness in the oil and gas industry, delays in military spending, and lower industrial market demand. Operating earnings of $176 million increased $9 million, or 5 percent, on lower costs and improved plant utilization at the Chambers Works facility, partially offset by lower sales and a $6 million negative currency impact.

Outlook Full year 2016 segment net sales are expected to be about flat as volume growth is anticipated to offset price and the negative impact of currency. Full year 2016 operating earnings are expected to be up by the high single digits percent, primarily due to lower costs.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2015 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the three months ended March 31, 2016.

(Dollars in millions)	March 31, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$4,789	$6,206
Total debt	9,751	8,807

The company's cash, cash equivalents and marketable securities at March 31, 2016 and December 31, 2015 are $4.8 billion and $6.2 billion, respectively. The $1.4 billion decrease was primarily due to seasonal working capital requirements.

Total debt as of March 31, 2016 was $9.8 billion, a $1.0 billion increase from $8.8 billion as of December 31, 2015, due primarily to borrowings under the Term Loan Facility and the Repurchase Facility, discussed below, as well as increased commercial paper borrowings, net of debt maturities.

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (the Term Loan Facility). DuPont may make up to seven term loan borrowings within one year of the closing date and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and share repurchases. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. As of March 31, 2016, the company had borrowed $500 million and had unused commitments of $4.0 billion under the Term Loan Facility.

In addition, in March 2016, the company amended the existing revolving credit facility to reduce the aggregate principal amount of commitments from $4 billion to $3 billion consistent with lower expected commercial paper borrowings.

The Term Loan Facility and the amended revolving credit facility contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to DuPont’s long-term public debt. The Term Loan Facility and the amended revolving credit facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667. At March 31, 2016, the company was in compliance with this financial covenant.

The Term Loan Facility and the amended revolving credit facility impose additional affirmative and negative covenants on DuPont and its subsidiaries after the closing of the proposed merger with Dow, subject to certain limitations, including to:

•
not sell, lease or otherwise convey to DowDuPont, its shareholders or its non-DuPont subsidiaries, any assets or properties of DuPont or its subsidiaries unless the aggregate amount of revenues attributable to all such assets and properties so conveyed after the merger does not exceed 30% of the consolidated revenues of DuPont and its subsidiaries as of December 31, 2015; and

•	not guarantee any indebtedness or other obligations of DowDuPont, Dow or their respective subsidiaries (other than of DuPont and its subsidiaries).

The Term Loan Facility and the amended revolving credit facility will terminate, and the loans and other amounts thereunder will become due and payable, upon the sale, transfer, lease or other disposition of all or substantially all of the assets of the Agriculture line of business to DowDuPont, its shareholders or any of its non-DuPont subsidiaries.

In February 2016, in line with seasonal agricultural working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1 billion (the Repurchase Facility) that expires on November 30, 2016. Under the Repurchase Facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Note 10 to the interim Consolidated Financial Statements.

The company has access to approximately $8.6 billion in unused credit lines, an increase of $3.7 billion from $4.9 billion as of December 31, 2015 due to the Term Loan Facility and Repurchase Facility discussed above, partially offset by the amended revolving credit facility discussed above. These unused credit lines provide support to meet short-term liquidity needs and general corporate purposes including letters of credit.

Summary of Cash Flows
Cash used for operating activities was $1.8 billion for the three months ended March 31, 2016 compared to $2.1 billion during the same period in 2015. The $0.3 billion decrease in cash used for operations was due primarily to lower working capital requirements and the positive currency impact that offsets cash used by foreign currency exchange contract settlements that is included in investing activities. The positive currency impacts were partially offset by the prepayment to Chemours.

Cash provided by investing activities was $27 million for the three months ended March 31, 2016 compared to $140 million of cash used during the same period last year. The change was primarily the result of proceeds received from the sale of an entity, the sale of marketable securities and reduced purchases of property, plant and equipment. The reduction in purchases of property, plant and equipment was primarily due to the absence of Chemours in 2016. This was partially offset by the decrease in cash received from foreign currency contract settlements.

Cash provided by financing activities was $0.7 billion for the three months ended March 31, 2016 compared to $0.9 billion of cash used during the same period last year. The change was primarily due to increased borrowings and lower common stock repurchases.

Dividends paid to shareholders during the three months ended March 31, 2016 totaled $0.3 billion. In January 2016, the Board of Directors declared a first quarter dividend of $0.38 per share. In April 2016, the Board of Directors declared a second quarter dividend of $0.38 per share. With the first and second quarter 2016 dividends, the company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan that replaced the 2011 plan. During the three months ended March 31, 2015, the company purchased and retired 3.6 million shares in the open market for a total cost of $282 million, which offset the dilution from employee compensation plans in the first quarter of 2015. There were no share repurchases under this plan in the first quarter 2016. There is no required completion date for the remaining stock purchases.

In the first quarter 2015, DuPont announced its intention to buy back shares of about $4 billion using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2 billion to be purchased and retired by December 31, 2015, which was completed during 2015, with the remainder to be purchased and retired by December 31, 2016. There were no share repurchases under this plan in the first quarter 2016. DuPont's objective continues to be to complete the remaining $2 billion stock buyback by year end 2016. As a result of the planned merger with Dow, the company will not repurchase shares until after the shareholder vote on the merger. After the vote the company will evaluate the opportunities to enter the market and plans to make repurchases.

See Note 12 to the interim Consolidated Financial Statements for additional information.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company's 2015 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off- Balance Sheet Arrangements, and Note 11 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2015 can be found in the company's 2015 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 13, “Financial Instruments”, to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the company's 2015 Annual Report for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2016, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

La Porte Plant, La Porte, Texas
The U.S. Environmental Protection Agency (EPA) conducted a multimedia inspection at the La Porte facility in January 2008. DuPont, EPA and the Department of Justice (DOJ) began discussions in the fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These negotiations continue.

La Porte Plant, La Porte, Texas - Crop Protection
On November 15, 2014 there was a release of methyl mercaptan at the company’s La Porte facility.  The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont continues to cooperate with those governmental agencies still conducting investigations. In May 2015, the Occupational Safety & Health Administration (OSHA) cited the company for eight serious and one repeat violation with an associated penalty of $99,000. The company is contesting OSHA’s findings.

La Porte Plant, La Porte, Texas - OSHA Process Safety Management (PSM) Audit
In 2015, OSHA conducted a PSM audit of the Crop Protection and Fluoroproducts units at the La Porte Plant. In July 2015, OSHA cited the company for three willful, one repeat and four serious PSM violations and placed the company in its Severe Violator Enforcement Program. OSHA has proposed a penalty of $273,000. The company is contesting OSHA’s findings.

Sabine Plant, Orange, Texas
In June 2012, DuPont began discussions with DOJ and EPA related to multimedia inspections that EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions, including leak detection and repair.

Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors discussed in Part I, Item 1A, Risk Factors, in the company's 2015 Annual Report.

Item 5. OTHER INFORMATION
As noted in Note 1 to the interim Consolidated Financial Statements, effective January 1, 2016, the company adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position on a retrospective basis. In conjunction with the early adoption of ASU No. 2015-17 in the first quarter 2016, the company also retrospectively reclassified deferred charges previously recorded in the current deferred income taxes line item to prepaid expenses on the Consolidated Balance Sheets.

The following line items within the Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively, were affected by the ASU adoption:

	2015			2014
(Dollars in millions)	As reported	As reported under ASU No. 2015-17	Change: (Decrease) / Increase	As reported	As reported under ASU No. 2015-17	Change: (Decrease) / Increase
Assets
Current assets
Prepaid expenses	$248	$398	$150	$264	$452	$188
Deferred income taxes	518	—	(518)	532	—	(532)

Deferred income taxes	$3,431	$3,799	$368	$3,734	$4,078	$344

Liabilities and Equity
Current liabilities
Income taxes	$210	$173	$(37)	$534	$487	$(47)

Deferred income taxes	$380	$417	$37	$459	$506	$47

DuPont Sustainable Solutions, previously within the company's Safety & Protection segment (now Protection Solutions) was comprised of two business units: clean technologies and consulting solutions. Effective January 1, 2016, the clean technologies business is reported in the Industrial Biosciences segment and the consulting solutions business unit is reported within Other. The following reflects the revised segment information for the reportable segments impacted by this 2016 segment reorganization for the years ended December 31, 2015, 2014 and 2013:

(Dollars in millions)	2015	2014	2013
Industrial Biosciences
Net Sales	$1,478	$1,624	$1,631
Operating Earnings	243	269	232
Significant pre-tax charges not included in segment operating earnings	(61)	(20)	(1)
Depreciation and amortization	101	102	98
Equity in earnings of affiliates	7	8	2
Segment net assets	3,154	3,241	3,325
Affiliate net assets	41	45	48
Purchases of property, plant and equipment	84	94	84
Protection Solutions
Net Sales	$3,039	$3,304	$3,229
Operating Earnings	641	672	553
Significant pre-tax benefits (charges) not included in segment operating earnings	105	(45)	6
Depreciation and amortization	156	168	178
Equity in earnings of affiliates	23	28	21
Segment net assets	2,295	2,339	2,464
Affiliate net assets	71	78	83
Purchases of property, plant and equipment	96	98	101
Other
Net Sales	$184	$213	$237
Operating Earnings	(235)	(233)	(208)
Significant pre-tax (charges) benefits not included in segment operating earnings	(40)	(10)	1
Depreciation and amortization	6	8	9
Equity in earnings of affiliates	(30)	(47)	(48)
Segment net assets	258	316	122
Affiliate net assets	23	16	19
Purchases of property, plant and equipment	132	203	115

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	April 26, 2016

By:	/s/ Nicholas C. Fanandakis

Nicholas C. Fanandakis
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K (Commission file number 1-815) dated June 1, 2015).

3.2
Company’s Bylaws, as last amended effective October 22, 2015 (incorporated by reference to Exhibit 3.2 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended September 30, 2015).

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

10.2*
Company’s Supplemental Retirement Income Plan, as last amended effective December 18, 1996 (incorporated by reference to Exhibit 10.2 to the company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2011).

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

10.10*
Company's Senior Executive Severance Plan, as amended and restated effective December 10, 2015 (incorporated by reference to Exhibit 10.10 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2015). The company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

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

10.14*
Separation Agreement dated October 5, 2015, by and between E. I. du Pont de Nemours and Company and Ellen J. Kullman (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K (Commission file 1-815) dated October 5, 2015).

10.15*
Form of 2015 Award Terms under the Company's Equity and Incentive Plan (incorporated by reference to Exhibit 10.15 to the company's Quarterly Report on 10-Q (Commission file number 1-815) for the period ended March 31, 2015).

10.16*
Letter Agreement dated January 4, 2016 and, entered January 18, 2016, by and between the Company and Mr. James C. Borel (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated January 22, 2016).

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

10.20**
Master Repurchase Agreement with Cooperative Rabobank, U.A. (New York Branch) and The Bank of Tokyo Mitsubishi UFJ Ltd. (New York Branch) dated as of February 3, 2016 (incorporated by reference to Exhibit 10.20 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2015).

10.21**
Master Framework Agreement with Cooperative Rabobank, U.A. (New York Branch) and The Bank of Tokyo Mitsubishi UFJ Ltd. (New York Branch) dated as of February 3, 2016 (incorporated by reference to Exhibit 10.21 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2015).

10.22**	Form of 2016 Award Terms under the Company's Equity and Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

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