Form 10-Q
period 2016-06-30
DUPONT E I DE NEMOURS & CO
filed 2016-07-26
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

The Registrant had 874,325,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at July 15, 2016.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$7,061	$7,121	$14,466	$14,958
Cost of goods sold	3,990	4,103	8,232	8,619
Other operating charges	143	174	328	322
Selling, general and administrative expenses	1,211	1,274	2,339	2,494
Research and development expense	432	495	850	974
Other income, net	(51)	(255)	(423)	(454)
Interest expense	93	94	185	178
Employee separation / asset related charges, net	(90)	2	(13)	40
Income from continuing operations before income taxes	1,333	1,234	2,968	2,785
Provision for income taxes on continuing operations	306	260	712	790
Income from continuing operations after income taxes	1,027	974	2,256	1,995
Loss from discontinued operations after income taxes	(3)	(29)	—	(15)
Net income	1,024	945	2,256	1,980
Less: Net income attributable to noncontrolling interests	4	5	10	9
Net income attributable to DuPont	$1,020	$940	$2,246	$1,971
Basic earnings (loss) per share of common stock:
Basic earnings per share of common stock from continuing operations	$1.17	$1.07	$2.56	$2.19
Basic loss per share of common stock from discontinued operations	—	(0.03)	—	(0.02)
Basic earnings per share of common stock	$1.16	$1.04	$2.56	$2.17
Diluted earnings (loss) per share of common stock:
Diluted earnings per share of common stock from continuing operations	$1.16	$1.06	$2.55	$2.17
Diluted loss per share of common stock from discontinued operations	—	(0.03)	—	(0.02)
Diluted earnings per share of common stock	$1.16	$1.03	$2.55	$2.15
Dividends per share of common stock	$0.38	$0.49	$0.76	$0.96

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$1,024	$945	$2,256	$1,980
Other comprehensive (loss) income, before tax:
Cumulative translation adjustment	(97)	197	73	(992)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	21	8	37	(14)
Clearance of hedge results to earnings	7	5	18	12
Net revaluation and clearance of cash flow hedges to earnings	28	13	55	(2)
Pension benefit plans:
Net loss	(1,281)	(2)	(2,472)	(6)
Effect of foreign exchange rates	31	(62)	32	38
Reclassifications to net income:
Amortization of prior service benefit	(1)	(1)	(3)	(3)
Amortization of loss	204	210	376	419
Curtailment / settlement loss, net	54	4	104	9
Pension benefit plans, net	(993)	149	(1,963)	457
Other benefit plans:
Net loss	(141)	—	(265)	—
Reclassifications to net income:
Amortization of prior service benefit	(36)	(52)	(75)	(104)
Amortization of loss	18	19	35	38
Curtailment gain, net	(3)	—	(33)	—
Other benefit plans, net	(162)	(33)	(338)	(66)
Net unrealized gain on securities	14	—	6	—
Other comprehensive (loss) income, before tax	(1,210)	326	(2,167)	(603)
Income tax benefit (expense) related to items of other comprehensive loss	404	(50)	806	(136)
Other comprehensive (loss) income, net of tax	(806)	276	(1,361)	(739)
Comprehensive income	218	1,221	895	1,241
Less: Comprehensive income attributable to noncontrolling interests	4	5	10	9
Comprehensive income attributable to DuPont	$214	$1,216	$885	$1,232

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$4,411	$5,300
Marketable securities	742	906
Accounts and notes receivable, net	7,656	4,643
Inventories	4,756	6,140
Prepaid expenses	526	398
Total current assets	18,091	17,387
Property, plant and equipment, net of accumulated depreciation (June 30, 2016 - $14,699; December 31, 2015 - $14,346)	9,624	9,784
Goodwill	4,245	4,248
Other intangible assets	3,967	4,144
Investment in affiliates	695	688
Deferred income taxes	4,474	3,799
Other assets	1,170	1,116
Total	$42,266	$41,166
Liabilities and Equity
Current liabilities
Accounts payable	$2,244	$3,398
Short-term borrowings and capital lease obligations	2,295	1,165
Income taxes	164	173
Other accrued liabilities	3,675	5,580
Total current liabilities	8,378	10,316
Long-term borrowings and capital lease obligations	8,119	7,642
Other liabilities	14,818	12,591
Deferred income taxes	410	417
Total liabilities	31,725	30,966
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at June 30, 2016 - 961,258,000; December 31, 2015 - 958,388,000	288	288
Additional paid-in capital	11,212	11,081
Reinvested earnings	16,084	14,510
Accumulated other comprehensive loss	(10,757)	(9,396)
Common stock held in treasury, at cost (87,041,000 shares at June 30, 2016 and December 31, 2015)	(6,727)	(6,727)
Total DuPont stockholders’ equity	10,337	9,993
Noncontrolling interests	204	207
Total equity	10,541	10,200
Total	$42,266	$41,166

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net income	$2,256	$1,980
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	473	615
Amortization of intangible assets	226	257
Net periodic pension benefit cost	320	294
Contributions to pension plans	(237)	(204)
Gain on sale of businesses and other assets	(385)	(22)
Other operating activities - net	378	59
Change in operating assets and liabilities - net	(4,534)	(5,024)
Cash used for operating activities	(1,503)	(2,045)
Investing activities
Purchases of property, plant and equipment	(507)	(938)
Investments in affiliates	(2)	(50)
Payments for businesses - net of cash acquired	—	(77)
Proceeds from sale of businesses and other assets - net	212	48
Purchases of short-term financial instruments	(509)	(589)
Proceeds from maturities and sales of short-term financial instruments	683	167
Foreign currency exchange contract settlements	(280)	443
Other investing activities - net	(15)	13
Cash used for investing activities	(418)	(983)
Financing activities
Dividends paid to stockholders	(669)	(875)
Net increase (decrease) in short-term (less than 90 days) borrowings	1,670	(1)
Long-term and other borrowings:
Receipts	717	3,629
Payments	(755)	(1,518)
Repurchase of common stock	—	(353)
Proceeds from exercise of stock options	88	201
Other financing activities - net	(14)	(81)
Cash provided by financing activities	1,037	1,002
Effect of exchange rate changes on cash	(5)	(138)
Decrease in cash and cash equivalents	$(889)	$(2,164)
Cash and cash equivalents at beginning of period	5,300	6,910
Cash and cash equivalents at end of period	$4,411	$4,746

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

Recent Accounting Pronouncements
Accounting Pronouncements Implemented in 2016
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The company adopted this guidance effective January 1, 2016 on a retrospective basis. As a result of the adoption, $368 and $37 of deferred tax assets and liabilities, respectively, were reclassified from current to noncurrent assets and liabilities, respectively, as of December 31, 2015.

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

New Accounting Pronouncements to be Implemented
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for shared-based payment transactions, including the income tax consequences, forefeitures and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The company is currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related disclosures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under the new guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short- term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further updated in March, April, and May 2016. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

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

In connection with the proposed transaction, DowDuPont Inc. filed with the U.S. Securities and Exchange Commission (SEC), and on June 9, 2016, the SEC declared effective, a registration statement on Form S-4 (File No. 333-209869) (as amended, the Registration Statement). The Registration Statement constitutes a prospectus of DowDuPont and a joint proxy statement of Dow and DuPont. The joint proxy statement relates to the separate special meetings of the companies’ respective common stock shareholders of record as of the close of business on June 2, 2016, to adopt the Merger Agreement and related matters. DuPont's special meeting of stockholders was held on July 20, 2016, which resulted in a vote for adoption of the Merger Agreement and approval of related matters. The companies anticipate that the merger will close and become effective, in the second half of 2016, subject to regulatory approvals and customary closing conditions.

During the three and six months ended June 30, 2016, the company incurred $76 and $100, respectively, of costs in connection with the planned merger with Dow. These costs were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements and primarily include financial advisory, legal, accounting, consulting and other advisory fees and expenses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 3. Divestitures and Other Transactions
DuPont (Shenzhen) Manufacturing Limited
In March 2016, the company sold 100 percent of its ownership interest in DuPont (Shenzhen) Manufacturing Limited to the Feixiang Group. The sale of the entity, which held certain buildings and other assets, resulted in a pre-tax gain of $369 ($214 net of tax). The gain was recorded in other income, net in the company's interim Consolidated Income Statements for the six months ended June 30, 2016 and reflected as a Corporate item.
Performance Chemicals
On July 1, 2015 (the Distribution Date), DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of Chemours (the Separation). To effect the spin-off, DuPont distributed to its stockholders one share of Chemours common stock, par value $0.01 per share, for every five shares of DuPont common stock, par value $0.30 per share, (the Distribution) outstanding as of 5:00 p.m. June 23, 2015, the record date for the Distribution. In lieu of fractional shares of Chemours, stockholders of DuPont received cash, which generally was taxable. In connection with the Separation, the company and Chemours entered into a Separation Agreement, discussed below, and a Tax Matters Agreement and certain ancillary agreements, including an employee matters agreement, agreements related to transition and site services, and intellectual property cross licensing arrangements. In addition, the companies have entered into certain supply agreements. In the first quarter 2016, the company prepaid $190 for certain goods and services expected to be delivered by Chemours over twelve to fifteen months. As of June 30, 2016, the balance of the prepayment was $132 recorded within prepaid expenses on the Condensed Consolidated Balance Sheet.
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
Pursuant to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. At June 30, 2016, the indemnified assets are $87 within accounts and notes receivable, net and $399 within other assets offset by the corresponding liabilities of $87 within other accrued liabilities and $399 within other liabilities.

The results of operations of the Performance Chemicals segment are presented as discontinued operations as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$—	$1,474	$—	$2,809
Cost of goods sold	—	1,177	—	2,214
Other operating charges	13	175	20	310
Selling, general and administrative expenses	—	97	—	189
Research and development expense	—	20	—	40
Other income, net	—	(28)	—	(27)
Interest expense	—	33	—	33
Employee separation / asset related charges, net	—	59	—	59
Loss from discontinued operations before income taxes	(13)	(59)	(20)	(9)
(Benefit) provision for income taxes	(5)	(30)	(8)	6
Loss from discontinued operations after income taxes	$(8)	$(29)	$(12)	$(15)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

During the three and six months ended June 30, 2016, and the three and six months ended June 30, 2015, the company incurred $13 and $20, and $119 and $200 of costs, respectively, in connection with the transaction primarily related to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions. Loss from discontinued operations during the three and six months ended June 30, 2016, and the three and six months ended June 30, 2015, includes $13 and $20, and $114 and $183 of these costs, respectively. Income from continuing operations during the three and six months ended June 30, 2015, includes $5 and $17 of these costs, respectively, recorded in other operating charges in the company's interim Consolidated Income Statements. Income from continuing operations during the three months ended June 30, 2015 also included $20 of transaction costs incurred for a premium associated with the early retirement of DuPont debt. The company exchanged notes received from Chemours in May 2015 (as part of a dividend payment) for DuPont debt that it then retired. These costs were reported in interest expense in the company's interim Consolidated Income Statements.
The following table presents depreciation, amortization and purchases of property, plant and equipment of the discontinued operations related to Performance Chemicals:

Six Months Ended
June 30,
2015
Depreciation	$126
Amortization of intangible assets	1
Purchases of property, plant and equipment	235

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 4. Employee Separation / Asset Related Charges, Net
La Porte Plant, La Porte, Texas
In March 2016, DuPont announced its decision to not re-start the Agriculture segment’s insecticide manufacturing facility at the La Porte site located in La Porte, Texas.  The facility manufactures Lannate® and Vydate® insecticides and has been shut down since November 2014.  As a result of this decision, during the six months ended June 30, 2016, a pre-tax charge of $75 was recorded in employee separation / asset related charges, net which included $41 of asset related charges, $18 of contract termination costs, and $16 of employee severance and related benefit costs.

2016 Global Cost Savings and Restructuring Plan
At June 30, 2016, total liabilities related to the program were $278. A complete discussion of restructuring initiatives is included in the company's 2015 Annual Report in Note 4, "Employee Separation / Asset Related Charges, Net."

Account balances and activity for the restructuring program are summarized below:

	Severance and Related Benefit Costs	Asset Related Charges	Other Non-Personnel Charges[1]	Total
Balance at December 31, 2015	$648	$—	$32	$680
Payments	(256)	—	(24)	(280)
Net translation adjustment	3	—	—	3
Other adjustments	(134)	37	9	(88)
Asset write-offs	—	(37)	—	(37)
Balance as of June 30, 2016	$261	$—	$17	$278

1.	Other non-personnel charges consist of contractual obligation costs.

During the three and six months ended June 30, 2016, a net benefit of $(90) and $(88) was recorded associated with the 2016 global cost savings and restructuring plan in employee separation / asset related charges, net in the company's interim Consolidated Income Statements. This was primarily due to a reduction in severance and related benefit costs partially offset by the identification of additional projects in certain segments.  The reduction in severance and related benefit costs was driven by the elimination of positions at a lower cost than expected as a result of redeployments and attrition as well as lower than estimated individual severance costs.

The net (benefit) charge related to the segments for the three and six months ended June 30, 2016 as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Agriculture	$(5)	$16
Electronics & Communications	(8)	(15)
Industrial Biosciences	(3)	(4)
Nutrition & Health	(12)	(13)
Performance Materials	(9)	(5)
Protection Solutions	(7)	(10)
Other	—	3
Corporate expenses	(46)	(60)
	$(90)	$(88)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

2014 Restructuring Program
At June 30, 2016, total liabilities related to the program were $40. A complete discussion of restructuring initiatives is included in the company's 2015 Annual Report in Note 4, "Employee Separation / Asset Related Charges, Net."

Account balances and activity related to the program are summarized below:

	Severance and Related Benefit Costs	Other Non-Personnel Charges [1]	Total
Balance at December 31, 2015	$76	$2	$78
Payments	(38)	—	(38)
Balance as of June 30, 2016	$38	$2	$40

1.	Other non-personnel charges consist of contractual obligation costs.

During the three months ended June 30, 2015, a $2 net adjustment to the estimated costs associated with the 2014 restructuring program was recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statements. This was primarily due to the identification of additional projects in certain segments, offset by lower than estimated individual severance costs and workforce reductions achieved through non-severance programs. The adjustments related to the segments for the three months ended June 30, 2015 as follows: Agriculture - $4, Electronics & Communications - $(11), Industrial Biosciences - $1, Nutrition & Health - $4, Performance Materials - $2, Protection Solutions - $(1), and Other - $3.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 5.  Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Royalty income	$24	$30	$81	$64
Interest income	27	40	43	65
Equity in earnings of affiliates, net	28	14	38	18
Net gain on sales of businesses and other assets[1]	11	26	384	31
Net exchange (losses) gains[2]	(15)	11	(136)	90
Miscellaneous income and expenses, net[3]	(24)	134	13	186
Other income, net	$51	$255	$423	$454

1.	Includes a pre-tax gain of $369 ($214 net of tax) for the six months ended June 30, 2016 related to the sale of DuPont (Shenzhen) Manufacturing Limited. See Note 3 for additional information.

2.	The $90 net exchange gain for the six months ended June 30, 2015, includes a net $(32) pre-tax exchange loss associated with the devaluation of the Ukrainian hryvnia.

3.	Miscellaneous income and expenses, net, includes interest items, certain insurance recoveries and gains related to litigation settlements and other items.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations for the three and six months ended June 30, 2016 and 2015. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the U.S., whereas the offsetting exchange gains (losses) on the re-measurement of certain net monetary asset positions are not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for income taxes on continuing operations in the interim Consolidated Income Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)[1]	$146	$29	$179	$(171)
Local tax (expenses) benefits	(60)	25	(47)	(84)
Net after-tax impact from subsidiary exchange gain (loss)	86	54	132	(255)

Hedging Program Gain (Loss)
Pre-tax exchange (loss) gain	(161)	(18)	(315)	261
Tax benefits (expenses)	58	6	113	(94)
Net after-tax impact from hedging program exchange (loss) gain	(103)	(12)	(202)	167

Total Exchange Gain (Loss)
Pre-tax exchange (loss) gain	(15)	11	(136)	90
Tax (expenses) benefits	(2)	31	66	(178)
Net after-tax exchange (loss) gain	$(17)	$42	$(70)	$(88)

1.	Excludes equity affiliates.

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

Note 7.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$1,023	$969	$2,246	$1,986
Preferred dividends	(3)	(3)	(5)	(5)
Income from continuing operations after income taxes available to DuPont common stockholders	$1,020	$966	$2,241	$1,981

Loss from discontinued operations after income taxes available to DuPont common stockholders	$(3)	$(29)	$—	$(15)

Net income available to common stockholders	$1,017	$937	$2,241	$1,966

Denominator:
Weighted-average number of common shares outstanding - Basic	875,013,000	905,761,000	874,269,000	906,296,000
Dilutive effect of the company’s employee compensation plans	4,166,000	5,920,000	3,945,000	6,452,000
Weighted-average number of common shares outstanding - Diluted	879,179,000	911,681,000	878,214,000	912,748,000

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average number of stock options	4,994,000	5,357,000	5,049,000	2,678,000

The change in the average number of stock options that were antidilutive in the three and six months ended June 30, 2016 compared to the same period last year was due to changes in the company's average stock price.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 8. Inventories

	June 30, 2016	December 31, 2015
Finished products	$2,774	$3,779
Semi-finished products	1,478	1,780
Raw materials, stores and supplies	701	783
	4,953	6,342
Adjustment of inventories to a last-in, first-out (LIFO) basis	(197)	(202)
Total	$4,756	$6,140

Note 9.  Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,619	$(561)	$1,058	$1,621	$(529)	$1,092
Patents	501	(244)	257	454	(220)	234
Purchased and licensed technology	1,167	(804)	363	1,173	(649)	524
Trademarks	26	(14)	12	26	(13)	13
Other [1]	179	(78)	101	180	(72)	108
	3,492	(1,701)	1,791	3,454	(1,483)	1,971

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	71	—	71	72	—	72
Microbial cell factories	306	—	306	306	—	306
Pioneer germplasm	1,048	—	1,048	1,048	—	1,048
Trademarks/tradenames	751	—	751	747	—	747
	2,176	—	2,176	2,173	—	2,173
Total	$5,668	$(1,701)	$3,967	$5,627	$(1,483)	$4,144

1.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $104 and $226 for the three and six months ended June 30, 2016, and $117 and $256 for the three and six months ended June 30, 2015, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2016 and each of the next five years is approximately $104, $207, $208, $213, $200 and $147, respectively.

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

As of June 30, 2016, $1,050 of notes receivable, recorded in accounts and notes receivable, net, were pledged as collateral against outstanding borrowings under the Repurchase Facility of $1,000, recorded in short-term borrowings and capital lease obligations.

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

Under the Term Loan Facility, DuPont can borrow funds at LIBOR plus a spread from 0.75% to 1.25% (LIBOR Loan Rate) depending on DuPont's long term credit rating. As of June 30, 2016, the company had borrowed $500 at the LIBOR Loan Rate and had unused commitments of $4,000 under the Term Loan Facility.

DuPont has the option of obtaining a same day loan under the Term Loan Facility at an interest rate based on the higher of a) the LIBOR Loan Rate, b) the federal funds effective rate plus 0.5% plus a margin from 0.00% to 0.25% depending on DuPont's long term credit rating (Margin) or c) the prime rate plus Margin.

Note 11.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures as of June 30, 2016, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. In connection with the separation, the company has directly guaranteed Chemours' purchase obligations under an agreement with a third party supplier. At June 30, 2016 and December 31, 2015, the company had directly guaranteed $311 and $337, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 23 percent of the $97 of guaranteed obligations of customers and suppliers.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Set forth below are the company's guaranteed obligations at June 30, 2016:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 6 years)	$69	$28	$97
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	181	—	181
Obligations for Chemours[3]:
Chemours' purchase obligations (final expiration - 2018)	22	11	33
Total	$272	$39	$311

1.	Existing guarantees for customers and suppliers, as part of contractual agreements.

2.	Existing guarantees for equity affiliates' liquidity needs in normal operations.

3.	Guarantee for Chemours' raw material purchase obligations under agreement with third party supplier.

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

Since 2006, DuPont has undertaken obligations under agreements with the U.S. Environmental Protection Agency (EPA) and voluntary commitments to the New Jersey Department of Environmental Protection (NJDEP).  These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level, even if provisional, as established from time to time by EPA. A provisional health advisory level was set in 2009 at 0.4 parts per billion (ppb) for PFOA in drinking water considering episodic exposure. In May 2016, EPA announced a health advisory level of 0.07 ppb for PFOA in drinking water considering lifetime versus episodic exposure.

At June 30, 2016 DuPont had an accrual balance of $19 related to the PFOA matters discussed in this Note. The company recorded an additional $5 during the three months ended June 30, 2016 primarily for the impact of the new health advisory level on the company's obligations to EPA which have expanded the testing and water supply commitments previously established. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for PFOA matters. As a result, the company has recorded an indemnification asset of $19 corresponding to the accrual balance as of June 30, 2016.

Drinking Water Actions
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. The company is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative costs associated with the program, including class counsel fees.  In January 2012, the company established and put $1 into an escrow account to fund medical monitoring as required by the settlement agreement. Under the settlement agreement, the balance in the escrow amount must be at least $0.5; as a result, transfers of additional funds may be required periodically.  The court appointed Director of Medical Monitoring has established the program to implement the medical panel's recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account; at June 30, 2016, less than $1 has been disbursed. While it is probable that the company will incur liabilities related to funding the medical monitoring program, such liabilities cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the settlement agreement, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At June 30, 2016 and December 31, 2015, there were approximately 3,500 lawsuits pending in various federal and state courts in Ohio and West Virginia. These lawsuits are consolidated in multi-district litigation in Ohio federal court (MDL). DuPont, through Chemours, denies the allegations in these lawsuits and is defending itself vigorously. As a result of plaintiffs' corrected pleadings and further discovery, in the first quarter 2016, the company revised downward to 30 the estimated number of the pending lawsuits that allege wrongful death.

In 2014, six plaintiffs from the MDL were selected for individual trial. One of these six cases was voluntarily withdrawn by plaintiffs. In the first case tried to verdict, captioned Bartlett v. DuPont, in October 2015, the jury awarded $1.6 in compensatory damages and no punitive damages. The plaintiff alleged that exposure to PFOA in drinking water had caused kidney cancer. DuPont is appealing the decision. The second matter selected for trial, Wolf v. DuPont, involved allegations that exposure to PFOA in drinking water caused ulcerative colitis; prior to trial, a confidential settlement for an immaterial amount was reached in the first quarter 2016 and has been substantially completed. Two cases alleging that exposure to PFOA in drinking water caused kidney cancer were settled in the second quarter 2016, for amounts immaterial individually and in the aggregate.

In the second case to be tried to a verdict, Freeman v. DuPont, the plaintiff alleged that exposure to PFOA in drinking water caused testicular cancer. In July 2016, the jury awarded $5.1 in compensatory damages plus $0.5 in punitive damages and attorneys’ fees. The company will appeal the decision.

As a result, four of the six cases have been resolved and the two that were tried to a verdict have been or will be appealed. In January 2016, the court determined that 40 cases in which plaintiffs assert cancer claims, would be scheduled for trial through 2017. Plaintiffs’ attorneys are responsible for identifying the 40 individual cases to be tried. In July 2016, the court scheduled the first case for trial in November 2016 and the second for trial in January 2017. In both of these cases, plaintiffs allege that exposure to PFOA in drinking water caused testicular cancer and high cholesterol. The court scheduled a third trial for May 2017 for which plaintiffs’ attorneys have not yet identified the individual case.

An approximate breakdown of the about 3,500 lawsuits still pending in the MDL is shown below.

Alleged Injury	Number of Claims
Kidney cancer	200
Testicular cancer	70
Ulcerative colitis	300
Preeclampsia	200
Thyroid disease	1,430
High cholesterol	1,340

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

This type of litigation could take place over many years and interim results do not predict the final outcome of cases. While DuPont believes it is probable that it could incur liabilities related to the lawsuits still pending in the MDL beyond the settlements discussed above, a range of such liabilities cannot be reasonably estimated at this time. Given the wide range of outcomes associated with the six initial cases in the MDL as discussed above, including two cases that have been or will be appealed, the company does not believe activity to date provides a reasonable basis to derive a range of loss for the remaining lawsuits still pending in the MDL in total or by category of claim. The possible range of loss is unpredictable and involves significant uncertainty due to the uniqueness of the remaining, individual plaintiff's claims and the company's defenses to those claims both as to potential liability and damages on an individual claims basis, among other factors.

The court has ordered the parties to participate in nonbinding mediation regarding global resolution of the MDL. On July 13, 2016, the court entered an order scheduling initial meetings for the mediation on July 27 and 28, 2016.

Additional Actions
In the first quarter 2016, a confidential settlement was reached in the Ohio action brought by the LHWA claiming, “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA) in addition to general claims of PFOA contamination of drinking water. The cost of the settlement was paid by Chemours.

Under the Separation Agreement, all liabilities associated with the PFOA matters discussed above, including liabilities related to judgments, including punitive damages, or settlements associated with the MDL, are subject to indemnification by Chemours.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At June 30, 2016, the Condensed Consolidated Balance Sheet included a liability of $499, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, the potential liability may range up to $1,012 above the amount accrued as of June 30, 2016. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for certain environmental matters, included in the liability of $499, that have an estimated liability of $287 as of June 30, 2016, and a potential exposure that ranges up to approximately $607 above the amount accrued. As such, the company has recorded an indemnification asset of $287 corresponding to the company’s accrual balance related to these matters at June 30, 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12.  Stockholders’ Equity
Share Repurchase Program
2015 Share Buyback Plan
In the first quarter 2015, DuPont announced its intention to buy back shares of about $4,000 using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2,000 to be purchased and retired by December 31, 2015, which was completed during 2015, with the remainder to be purchased and retired by December 31, 2016. There were no share repurchases under this plan in the first and second quarter 2016. As a result of the planned merger with Dow, the company’s opportunity to repurchase shares was restricted until after the shareholder vote on the merger. The shareholder vote occurred on July 20, 2016. During the remainder of the year, the company will evaluate the opportunities to enter the market and plans to make repurchases; however, it is unlikely that the company will complete all of the remaining $2,000 stock buyback by year-end. As of June 30, 2016, in aggregate, the company has paid $2,000 and received and retired 35 million shares.

2014 Share Buyback Plan
In January 2014, the company's Board of Directors authorized a $5,000 share buyback plan that replaced the 2011 plan. During the three and six months ended June 30, 2015, the company purchased and retired 1 million and 4.6 million shares, respectively, in the open market for a total cost of $353, which offset the dilution from employee compensation plans in the first and second quarter of 2015. There were no share repurchases under this plan in the first and second quarter 2016. As of June 30, 2016, in aggregate, the company has purchased 34.7 million shares at a total cost of $2,353 under the plan. There is no required completion date for the remaining stock purchases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other Comprehensive (Loss) Income
A summary of the changes in other comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015 is provided as follows:

	Three Months Ended			Three Months Ended			Affected Line Item in Consolidated Income Statements
	June 30, 2016			June 30, 2015
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment(1)	$(97)	$—	$(97)	$197	$—	$197
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	21	(8)	13	8	(3)	5	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	—	—	—	(2)	1	(1)	Net sales
Commodity contracts	7	(3)	4	7	(3)	4	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	28	(11)	17	13	(5)	8
Pension benefit plans:
Net loss	(1,281)	455	(826)	(2)	1	(1)	See (2) below
Effect of foreign exchange rates	31	(7)	24	(62)	18	(44)	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(1)	—	(1)	(1)	—	(1)	See (3) below
Amortization of loss	204	(72)	132	210	(75)	135	See (3) below
Curtailment loss, net	17	(5)	12	—	—	—	See (3) below
Settlement loss	37	(14)	23	4	(1)	3	See (3) below
Pension benefit plans, net	(993)	357	(636)	149	(57)	92
Other benefit plans:
Net loss	(141)	50	(91)	—	—	—	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(36)	12	(24)	(52)	18	(34)	See (3) below
Amortization of loss	18	(5)	13	19	(6)	13	See (3) below
Curtailment gain, net	(3)	1	(2)	—	—	—	See (3) below
Other benefit plans, net	(162)	58	(104)	(33)	12	(21)
Net unrealized gain on securities:
Unrealized gain on securities arising during the period	2	—	2	—	—	—	See (4) below
Reclassification of loss realized in net income	12	—	12	—	—	—	Other income, net
Net unrealized gain on securities	14	—	14	—	—	—
Other comprehensive (loss) income	$(1,210)	$404	$(806)	$326	$(50)	$276

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Six Months Ended			Six Months Ended			Affected Line Item in Consolidated Income Statements
	June 30, 2016			June 30, 2015
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment(1)	$73	$—	$73	$(992)	$—	$(992)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	37	(14)	23	(14)	3	(11)	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	—	—	—	(10)	4	(6)	Net sales
Commodity contracts	18	(7)	11	22	(9)	13	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	55	(21)	34	(2)	(2)	(4)
Pension benefit plans:
Net loss	(2,472)	883	(1,589)	(6)	2	(4)	See (2) below
Effect of foreign exchange rates	32	(7)	25	38	(9)	29	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(3)	1	(2)	(3)	1	(2)	See (3) below
Amortization of loss	376	(132)	244	419	(149)	270	See (3) below
Curtailment loss, net	66	(22)	44	—	—	—	See (3) below
Settlement loss	38	(15)	23	9	(3)	6	See (3) below
Pension benefit plans, net	(1,963)	708	(1,255)	457	(158)	299
Other benefit plans:
Net loss	(265)	95	(170)	—	—	—	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(75)	25	(50)	(104)	37	(67)	See (3) below
Amortization of loss	35	(12)	23	38	(13)	25	See (3) below
Curtailment gain, net	(33)	11	(22)	—	—	—	See (3) below
Other benefit plans, net	(338)	119	(219)	(66)	24	(42)
Net unrealized gain on securities:
Unrealized loss on securities arising during the period	(7)	—	(7)	—	—	—	See (4) below
Reclassification of loss realized in net income	13	—	13	—	—	—	Other income, net
Net unrealized gain on securities	6	—	6	—	—	—
Other comprehensive loss	$(2,167)	$806	$(1,361)	$(603)	$(136)	$(739)

1.
The currency translation loss for the three months ended June 30, 2016 is primarily driven by the strengthening of the U.S. dollar (USD) against the European Euro (EUR), partially offset by further weakening of the USD against the Brazilian real (BRL). The currency translation gain for the three months ended June 30, 2015 was driven by the weakening of the USD against both the EUR and BRL. The currency translation gain for the six months ended June 30, 2016 is primarily driven by modest weakening of the USD against the EUR and BRL as compared to the currency translation loss for the six months ended June 30, 2015 which was driven by the USD strengthening against the EUR and BRL.

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

4.
The unrealized gain (loss) on securities during the three and six months ended June 30, 2016 is due to the re-measurement of USD denominated marketable securities held by certain foreign entities at June 30, 2016 with a corresponding offset to cumulative translation adjustment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized (Loss) Gain on Securities	Total
2016
Balance January 1, 2016	$(2,333)	$(24)	$(7,043)	$22	$(18)	$(9,396)
Other comprehensive income (loss) before reclassifications	73	23	(1,564)	(170)	(7)	(1,645)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	309	(49)	13	284
Balance June 30, 2016	$(2,260)	$10	$(8,298)	$(197)	$(12)	$(10,757)

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized (Loss) Gain on Securities	Total
2015
Balance January 1, 2015	$(919)	$(6)	$(7,895)	$262	$2	$(8,556)
Other comprehensive income (loss) before reclassifications	(992)	(11)	25	—	—	(978)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	274	(42)	—	239
Balance June 30, 2015	$(1,911)	$(10)	$(7,596)	$220	$2	$(9,295)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 13. Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The company's cash, cash equivalents and marketable securities as of June 30, 2016 and December 31, 2015 are comprised of the following:

	June 30, 2016			December 31, 2015
	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value
Cash	$1,658	$—	$1,658	$1,938	$—	$1,938

Level 1:
Money market funds	374	—	374	550	—	550
U.S. Treasury securities[1]	—	323	323	—	788	788

Level 2:
Certificate of deposit / time deposits[2]	2,379	419	2,798	2,812	118	2,930

Total cash, cash equivalents and marketable securities	$4,411	$742		$5,300	$906

1.
Available-for-sale securities are reported at estimated fair value with unrealized gains and losses reported as component of accumulated other comprehensive loss. Proceeds from the sale of available-for-sale securities were $205 and $465 in the three and six months ended June 30, 2016, respectively.

2.	Held-to-maturity investments are reported at amortized cost.

The estimated fair value of the company's cash equivalents, which approximates carrying value as of June 30, 2016 and December 31, 2015, was determined using level 1 and level 2 inputs within the fair value hierarchy. Level 1 measurements were based on observed net asset values and level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.

The estimated fair value of the held-to-maturity securities, which approximates carrying value as of June 30, 2016 and December 31, 2015, was determined using level 2 inputs within the fair value hierarchy, as described below. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity. The carrying value approximates fair value due to the short-term nature of the investments.

The estimated fair value of the available-for-sale securities as of June 30, 2016 and December 31, 2015 was determined using level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities as of June 30, 2016 and December 31, 2015 are held by certain foreign subsidiaries in which the USD is not the functional currency. The fluctuations in foreign exchange are recorded in accumulated other comprehensive loss. These fluctuations are subsequently reclassified from accumulated other comprehensive loss to earnings in the period in which the available-for-sale securities are sold and the gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

Debt
The estimated fair value of the company's total debt, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2015 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $11,170 and $9,050 as of June 30, 2016 and December 31, 2015, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Derivative programs have procedures and controls and are approved by the Corporate Financial Risk Management Committee, consistent with the company's financial risk management policies and guidelines. Derivative instruments used are forwards, options, futures and swaps. The company has not designated any non derivatives as hedging instruments.

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

The notional amounts of the company's derivative instruments were as follows:

	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	$—	$10
Commodity contracts	33	356
Derivatives not designated as hedging instruments:
Foreign currency contracts	8,796	8,065
Commodity contracts	36	70

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance	$(7)	$(18)	$(24)	$(6)
Additions and revaluations of derivatives designated as cash flow hedges	13	5	23	(11)
Clearance of hedge results to earnings	4	3	11	7
Ending balance	$10	$(10)	$10	$(10)

At June 30, 2016, an after-tax net gain of $9 is expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months.

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

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2016	December 31, 2015
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts and notes receivable, net	$101	$74
Total asset derivatives[1]		$101	$74
Cash collateral	Other accrued liabilities	$4	$7

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$158	$80
Commodity contracts	Other accrued liabilities	1	4
Total liability derivatives[1]		$159	$84

1.	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $85 at June 30, 2016 and $35 at December 31, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended June 30,	2016	2015	2016	2015	Income Statement Classification
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts	$—	$1	$—	$2	Net sales
Commodity contracts	21	7	(7)	(7)	Cost of goods sold
	21	8	(7)	(5)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(161)	(18)	Other income, net[3]
Foreign currency contracts	—	—	(11)	(3)	Net sales
Foreign currency contracts	—	—	—	11	Loss from discontinued operations after income taxes
Commodity contracts	—	—	(10)	3	Cost of goods sold
	—	—	(182)	(7)
Total derivatives	$21	$8	$(189)	$(12)

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Six Months Ended June 30,	2016	2015	2016	2015	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$(1)	Interest expense
Cash flow hedges:
Foreign currency contracts	—	(1)	—	10	Net sales
Commodity contracts	37	(13)	(18)	(22)	Cost of goods sold
	37	(14)	(18)	(13)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(315)	261	Other income, net[3]
Foreign currency contracts	—	—	(15)	(3)	Net sales
Commodity contracts	—	—	(10)	5	Cost of goods sold
	—	—	(340)	263
Total derivatives	$37	$(14)	$(358)	$250

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three and six months ended June 30, 2016 and 2015, there was no material ineffectiveness with regard to the company's cash flow hedges.

3.
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $146 and $29 for the three months ended June 30, 2016 and 2015, respectively, and $179 and $(171) for the six months ended June 30, 2016 and 2015, respectively. See Note 5 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 14. Long-Term Employee Benefits
Pension Plans
The workforce reductions in the first and second quarters of 2016 related to the 2016 global cost savings and restructuring plan triggered curtailments for certain of the company's pension plans, including the principal U.S. pension plan. For the principal U.S. pension plan, the company recorded curtailment losses of $14 and $63 in the three and six months ended June 30, 2016, and re-measured the plan as of March 31, 2016 and June 30, 2016. The curtailment losses were driven by the changes in the benefit obligation based on the demographics of the terminated positions partially offset by accelerated recognition of a portion of the prior service benefit. In connection with the re-measurement, the company updated the discount rate assumed at December 31, 2015 from 4.47 percent to 3.74 percent as of June 30, 2016. The re-measurement increased the underfunded status of the principal U.S. pension plan by $2,352 with a corresponding increase in net loss within other comprehensive loss for the six months ended June 30, 2016. In addition, the company recorded a $31 settlement charge during the three months ended June 30, 2016 related to the company's Pension Restoration Plan which provides for lump sum payments to certain eligible retirees.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$42	$63	$89	$129
Interest cost	206	272	423	545
Expected return on plan assets	(331)	(401)	(669)	(805)
Amortization of loss	204	210	376	419
Amortization of prior service benefit	(1)	(1)	(3)	(3)
Curtailment loss, net	17	—	66	—
Settlement loss	37	4	38	9
Net periodic benefit cost - Total	$174	$147	$320	$294
Less: Discontinued operations	—	1	(4)	2
Net periodic benefit cost - Continuing operations	$174	$146	$324	$292

Other Long-Term Employee Benefit Plans
As a result of the workforce reductions noted above, a curtailment was triggered for the company's other long term employee benefit plans. The company recorded a curtailment gain of $3 and $33 for the three and six months ended June 30, 2016 and re-measured the associated plans as of March 31, 2016 and June 30, 2016. The curtailment gain was driven by accelerated recognition of a portion of the prior service benefit partially offset by the change in the benefit obligation based on the demographics of the terminated positions. In connection with the re-measurement, the company updated the associated plans’ weighted average discount rate assumed at December 31, 2015 from 4.30 percent to 3.55 percent as of June 30, 2016. The re-measurement resulted in a net increase of $265 to the company’s other long-term employee benefit obligation with a corresponding increase to net loss within other comprehensive loss for the six months ended June 30, 2016.

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$4	$5	$7	$9
Interest cost	21	27	44	55
Amortization of loss	18	19	35	38
Amortization of prior service benefit	(36)	(52)	(75)	(104)
Curtailment gain, net	(3)	—	(33)	—
Net periodic benefit cost - Total	$4	$(1)	$(22)	$(2)
Less: Discontinued operations	—	1	—	2
Net periodic benefit cost - Continuing operations	$4	$(2)	$(22)	$(4)

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

Three Months Ended June 30,	Agriculture[1]	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials	Protection Solutions	Other	Total
2016
Net sales	$3,218	$494	$355	$835	$1,335	$786	$38	$7,061
Operating earnings	865	93	62	130	325	188	(50)	1,613

2015
Net sales	$3,218	$528	$357	$826	$1,338	$806	$48	$7,121
Operating earnings	772	89	50	100	301	181	(46)	1,447

Six Months Ended June 30,	Agriculture[1]	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials	Protection Solutions	Other	Total
2016
Net sales	$7,004	$946	$707	$1,636	$2,584	$1,515	$74	$14,466
Operating earnings	1,966	152	125	234	598	364	(109)	3,330

2015
Net sales	$7,155	$1,045	$707	$1,639	$2,719	$1,596	$97	$14,958
Operating earnings	1,910	168	104	186	618	348	(77)	3,257

1.
As of June 30, 2016, Agriculture net assets were $10,153, an increase of $3,402 from $6,751 at December 31, 2015. The increase was primarily due to higher trade receivables related to normal seasonality in the sales and cash collections cycle.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Reconciliation to interim Consolidated Income Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total segment operating earnings	$1,613	$1,447	$3,330	$3,257
Significant pre-tax charges not included in segment operating earnings	74	110	6	108
Non-operating pension and other postretirement employee benefit costs	(133)	(87)	(207)	(173)
Net exchange (losses) gains[1]	(15)	11	(136)	90
Corporate (expenses) income[2,3,4,5]	(113)	(153)	160	(319)
Interest expense[6]	(93)	(94)	(185)	(178)
Income from continuing operations before income taxes	$1,333	$1,234	$2,968	$2,785

1.
Includes a charge of $(40) associated with re-measuring the company's Ukrainian hryvnia net monetary assets in the six months ended June 30, 2015, which was recorded in other income, net in the company's interim Consolidated Income Statements.

2.
Includes transaction costs associated with the planned merger with Dow and related activities of $(76) and $(100) in the three and six months ended June 30, 2016, which were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements. See Note 2 for additional information.

3.
Includes a gain of $369 associated with the sale of DuPont (Shenzhen) Manufacturing Limited entity, which held certain buildings and other assets. The gain was recorded in other income net, in the company's interim Consolidated Income Statement for the six months ended June 30, 2016. See Note 3 for additional information.

4.
Includes a $46 and $60 net benefit recorded in employee separation / asset related charges, net in the three and six months ended June 30, 2016, respectively, associated with the 2016 global cost savings and restructuring plan. See Note 4 for additional information.

5.
Includes transaction costs associated with the separation of the Performance Chemicals segment of $(5) and $(17) in the three and six months ended June 30, 2015, which were recorded in other operating charges in the company's interim Consolidated Income Statements. See Note 3 for additional information.

6.
Includes transaction costs of $(20) in the three months ended June 30, 2015, associated with the early retirement of debt exchanged for the notes received from Chemours in May 2015. These costs were recorded in interest expense in the company's interim Consolidated Income Statements. See Note 3 for additional information.

Additional Segment Details
The three and six months ended June 30, 2016 and 2015, respectively, included the following significant pre-tax benefits (charges) which are excluded from segment operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Agriculture[1,2,3,5]	$35	$(4)	$(38)	$31
Electronics & Communications[2,5]	8	11	15	11
Industrial Biosciences[2,5]	3	(1)	4	(1)
Nutrition & Health[2,5]	12	(4)	13	(4)
Performance Materials[2,5]	9	(2)	5	(2)
Protection Solutions[2,5,6]	7	113	10	113
Other[2,4,5]	—	(3)	(3)	(40)
	$74	$110	$6	$108

1.
The three months ended June 30, 2016 and the six months ended June 30, 2015, includes $30 and $35, respectively, of net insurance recoveries recorded in other operating charges for recovery of costs for customer claims related to the use of the Imprelis® herbicide. Includes $23 for reduction in accrual recorded in other operating charges for the six months ended June 30, 2016, for customer claims related to the use of the Imprelis® herbicide.

2.
The company recorded a $90 and $88 net restructuring benefit in employee separation / asset related charges, net for the three and six months ended June 30, 2016, respectively, associated with the 2016 global cost savings and restructuring program. See Note 4 for additional information.

3.
Includes a $(75) restructuring charge recorded in employee separation / asset related charges, net for the six months ended June 30, 2016, related to the decision not to re-start the insecticide manufacturing facility at the La Porte site located in La Porte, Texas. See Note 4 for additional information.

4.
Includes a $(37) pre-tax impairment charge recorded in employee separation / asset related charges, net for a cost basis investment for the six months ended June 30, 2015. See Note 4 for additional information.

5.
The company recorded a $(2) net adjustment to the estimated costs associated with the 2014 restructuring program, in employee separation / asset related charges, net for the three months ended June 30, 2015. These adjustments were primarily due to the identification of additional projects in certain segments, offset by lower than estimated individual severance costs and workforce reductions achieved through non-severance programs. See Note 4 for additional information.

6.	Includes a gain of $112, net of legal expenses, recorded in other income, net related to the company's settlement of a legal claim for the three months ended June 30, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the company's control. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements are:

•
Risks related to the agreement between DuPont and Dow to effect an all-stock merger of equals, including the completion of the proposed transaction on anticipated terms and timing, the ability to fully and timely realize the expected benefits of the proposed transaction and risks related to the intended business separations contemplated to occur after the completion of the proposed transaction. Important risk factors relating to the proposed transaction and intended business separations include, but are not limited to, (i) the completion of the proposed transaction on anticipated terms and timing, including obtaining regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations and other conditions to the completion of the merger, (ii) the ability of Dow and DuPont to integrate the business successfully and to achieve anticipated synergies, risks and costs and pursuit and/or implementation of the potential separations, including anticipated timing, any changes to the configuration of businesses included in the potential separation if implemented, (iii) the intended separation of the agriculture, material science and specialty products businesses of the combined company post-mergers in one or more tax efficient transactions on anticipated terms and timing, including a number of conditions which could delay, prevent or otherwise adversely affect the proposed transactions, including possible issues or delays in obtaining required regulatory approvals or clearances, disruptions in the financial markets or other potential barriers, (iv) potential litigation relating to the proposed transaction that could be instituted against Dow, DuPont or their respective directors, (v) the risk that disruptions from the proposed transaction will harm Dow’s or DuPont’s business, including current plans and operations, (vi) the ability of Dow or DuPont to retain and hire key personnel, (vii) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger, (viii) uncertainty as to the long-term value of DowDuPont common stock, (ix) continued availability of capital and financing and rating agency actions, (x) legislative, regulatory and economic developments, (xi) potential business uncertainty, including changes to existing business relationships, during the pendency of the merger that could affect Dow’s and/or DuPont’s financial performance, (xii) certain restrictions during the pendency of the merger that may impact Dow’s or DuPont’s ability to pursue certain business opportunities or strategic transactions and (xiii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks, as well as other risks associated with the proposed merger, are more fully discussed in the joint proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC in connection with the proposed merger and declared effective by the SEC on June 9, 2016 (File No. 333-209869), as last amended (the Registration Statement). While the list of factors presented here is, and the list of factors presented in the Registration Statement are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Dow’s or DuPont’s consolidated financial condition, results of operations, credit rating or liquidity;

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

During the three and six months ended June 30, 2016, the company has incurred $76 million and $100 million, respectively, of costs in connection with the planned merger with Dow. These costs were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements and primarily include financial advisory, legal, accounting, consulting and other advisory fees and expenses. For full-year 2016, the company expects to incur about $445 million ($0.45 per share) of transaction costs related to the planned merger with Dow and related activities.

2016 Global Cost Savings and Restructuring Plan
In December 2015, DuPont announced a 2016 global cost savings and restructuring plan designed to reduce $730 million in costs in 2016 compared with 2015, which represents a reduction of operating costs on a run-rate basis of about $1.0 billion by end of 2016. As part of the plan, the company committed to take structural actions across all businesses and staff functions globally to operate more efficiently by further consolidating businesses and aligning staff functions more closely with them. In connection with the restructuring actions, the company recorded a pre-tax charge to earnings of $798 million in the fourth quarter of 2015, comprised of $656 million of severance and related benefit costs, $109 million of asset related charges, and $33 million of contract termination costs. During the six months ended June 30, 2016, in connection with the restructuring actions, the company recorded a net pre-tax benefit to earnings of $88 million, comprised of a reduction of $134 million in severance and related benefit costs, offset by $37 million of asset related charges, and $9 million of contract termination costs. The reduction in severance and related benefit costs was driven by elimination of positions at a lower cost than expected.  The 2016 global cost savings and restructuring plan is on track to deliver $730 million in cost reductions in 2016 versus prior year.

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

Results of Operations
Overview
The following is a summary of the results of continuing operations for the three months ended June 30, 2016:

•
Net Sales were $7.1 billion, down 1 percent from the same period last year. Local price, currency and portfolio in the aggregate negatively impacted sales by 3 percent partially offset by a 2 percent volume increase.

•
Agriculture sales reflected 3 percent volume growth, driven by higher corn seed and insecticide sales, partially offset by lower soybean volumes in North America. Volume growth was offset by negative impacts from currency and portfolio.

•	Operating margins expanded in all reportable segments.

•	Income from continuing operations after taxes increased 5 percent to $1.0 billion, principally reflecting cost savings related to the 2016 cost savings and restructuring plan.

The following is a summary of the results of continuing operations for the six months ended June 30, 2016:

•	Net Sales were $14.5 billion, 3 percent below the same period last year. The sales decline was principally due to a 3 percent negative currency impact from the stronger U. S. dollar.

•
Agriculture sales were 2 percent lower, reflecting a negative impact of currency, as well as portfolio changes, partially offset by higher local selling prices and higher volume. Agriculture operating earnings increased 3 percent, principally reflecting higher local selling prices and product mix, lower product costs and cost savings.

•
Income from continuing operations after taxes was $2.3 billion, up 13 percent. The increase principally reflects the gain on the sale of DuPont (Shenzhen) Manufacturing Limited and cost savings related to the 2016 cost savings and restructuring plan, which more than offset the negative impact of currency.

•	The 2016 cost savings and restructuring plan is on track to deliver $730 million in cost reductions in 2016 versus prior year.

Net Sales
Net sales for the three months ended June 30, 2016 were $7.1 billion, reflecting a 1 percent decline from the prior year. In the aggregate, lower local price, currency and portfolio negatively impacted sales by 3 percent. Volume increased 2 percent, principally reflecting increases in Agriculture, Performance Materials, and Nutrition & Health. The 1 percent negative impact from weaker currencies is principally due to the Brazilian real, Chinese Yuan and currencies in developing EMEA. The 1 percent decline in local price and product mix principally reflects lower ethylene and commodity product prices. Net sales of $2.1 billion in developing markets, which include China, India, and countries in Latin America, Eastern and Central Europe, Middle East, Africa, and Southeast Asia, increased 5 percent driven by 9 percent higher volume, partly offset by a 4 percent negative currency impact.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended June 30, 2016		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2015	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$7.1	(1)	(1)	(1)	2	(1)
U.S. & Canada	3.6	(1)	(1)	—	1	(1)
Europe, Middle East & Africa (EMEA)	1.4	(4)	—	—	(3)	(1)
Asia Pacific	1.6	3	(2)	(2)	6	1
Latin America	0.5	(1)	(1)	(6)	7	(1)

Net sales for the six months ended June 30, 2016 were $14.5 billion versus $15.0 billion in the prior year, a 3 percent decline, primarily due to a 3 percent negative impact from weaker currencies, particularly the Brazilian real and European Euro. Flat volume reflects increases in Nutrition & Health, Agriculture and Performance Materials offset by declines in Electronics & Communications and Protection Solutions. Net sales in developing markets were $4.2 billion, unchanged from prior year, as a negative currency impact, largely due to the weaker Brazilian real and Eastern European currencies, was offset by volume growth, principally from increased seed volume in Latin America. Sales in developing markets represent 29 percent of total company sales, increasing from 28 percent last year.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Six Months Ended June 30, 2016		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2015	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$14.5	(3)	—	(3)	—	—
U.S. & Canada	7.2	(2)	(1)	—	—	(1)
Europe, Middle East & Africa (EMEA)	3.4	(6)	1	(4)	(3)	—
Asia Pacific	2.8	(1)	(2)	(3)	2	2
Latin America	1.1	(7)	3	(12)	3	(1)

Cost of Goods Sold (COGS)
COGS totaled $4.0 billion for the second quarter 2016 versus $4.1 billion in the prior year, a 3 percent decrease, as lower costs for raw materials more than offset an increase from higher volume. COGS as a percentage of net sales was 57 percent and 58 percent for the second quarter 2016 and 2015, respectively. The decrease as a percentage of net sales was due to the lower costs noted above.

COGS for the six months ended June 30, 2016 was $8.2 billion versus $8.6 billion in the prior year, a 4 percent decrease, primarily due to lower costs for raw materials and the strengthening of the U.S. dollar versus global currencies. COGS as a percentage of net sales was 57 percent and 58 percent for the six months ended 2016 and 2015, respectively. The decrease as a percentage of net sales was due to the lower costs noted above.

Other Operating Charges
Other operating charges were $143 million for the second quarter 2016 versus $174 million in the prior year, a decrease of $31 million, primarily due to $30 million of insurance recoveries related to Imprelis® herbicide claims. Costs related to the decision to not restart the Agriculture segment's insecticide manufacturing facility at the La Porte site were offset by lower operating costs and the absence of separation costs associated with the separation of Performance Chemicals.

For the six months ended June 30, 2016, other operating charges were $328 million versus $322 million in the prior year, an increase of $6 million, primarily due to litigation expenses partially offset by the absence of separation costs associated with the separation of Performance Chemicals. Costs related to the decision to not restart the Agriculture segment's insecticide manufacturing facility at the La Porte site and lower insurance recoveries related to Imprelis® herbicide claims were offset by a $23 million reduction in the estimated liability related to Imprelis® herbicide claims.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $1.2 billion for the second quarter 2016 versus $1.3 billion in the prior year, a 5 percent decrease, primarily due to lower costs related to the 2016 cost savings and restructuring plan. SG&A as a percentage of net sales was 17 percent and 18 percent for the second quarter 2016 and 2015, respectively. The decrease as a percentage of net sales was due to the lower costs noted above.

SG&A for the six months ended June 30, 2016 was $2.3 billion versus $2.5 billion in the prior year, a 6 percent decrease, primarily due to lower costs related to the 2016 cost savings and restructuring plan and the strengthening of the U. S. dollar versus global currencies. SG&A as a percentage of net sales was 16 percent and 17 percent for the six months ended 2016 and 2015, respectively. The decrease as a percentage of net sales was due to the lower costs noted above.

Research and Development Expense (R&D)
R&D totaled $432 million and $495 million for the second quarter 2016 and 2015, respectively. Year-to-date R&D totaled $850 million and $974 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in both periods was primarily due to lower costs related to the 2016 cost savings and restructuring plan and the strengthening of the U.S. dollar versus global currencies. R&D was approximately 6 percent and 7 percent of net sales for the second quarter and year-to-date 2016 and 2015, respectively. The decrease as a percentage of net sales in both periods was due to the lower costs noted above.

Other Income, Net
Other income, net, totaled $51 million for the second quarter 2016 compared to $255 million in the prior year, a decrease of $204 million, primarily due to the absence of a prior year gain of $112 million for settlement of a legal claim related to the Protection Solutions segment, lower sales of assets, and an increase in net pre-tax exchange losses.

For the six months ended June 30, 2016, other income, net, was $423 million compared to $454 million in the prior year, a decrease of $31 million. A gain of $369 million associated with the sale of DuPont (Shenzhen) Manufacturing Limited entity was partially offset by an increase in net pre-tax exchange losses of $226 million and the absence of a prior year gain for settlement of a legal claim. The increase in pre-tax net exchange losses was driven by losses on foreign currency exchange contracts.

See Notes 5 and 13 to the interim Consolidated Financial Statements for further discussion of the company's policy of hedging the foreign currency-denominated monetary assets and liabilities.

Interest Expense
Interest expense totaled $93 million and $94 million in the second quarter 2016 and 2015, respectively, reflecting the absence of a $20 million premium paid on the early retirement of DuPont debt in 2015, partially offset by lower capitalized interest related to construction projects.

For the six months ended June 30, 2016, interest expense was $185 million versus $178 million in the prior year, reflecting lower capitalized interest related to construction projects, partially offset by the absence of a $20 million premium paid on the early retirement of DuPont debt in 2015.

Employee Separation / Asset Related Charges, Net
During the three months ended June 30, 2016 a net benefit of $90 million was recorded associated with the 2016 global cost savings and restructuring plan. This was due to a reduction in severance and related benefit costs that was driven by the elimination of positions at a lower cost than expected as a result of redeployments and attrition as well as lower than estimated individual severance costs. The three months ended June 30, 2015 included a $2 million net restructuring charge related to the 2014 restructuring plan.

The six months ended June 30, 2016 included a net benefit of $88 million primarily driven by a reduction in severance and related benefit costs in the 2016 global cost savings and restructuring plan. This was offset by a $75 million charge in the first quarter related to the decision not to re-start the insecticide manufacturing facility at the La Porte site located in La Porte, Texas. The six months ended June 30, 2015 included a $38 million charge related to cost investment impairments and a $2 million net restructuring charge related to the 2014 restructuring plan.

See Note 4 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The company's effective tax rate for the second quarter 2016 was 23.0 percent as compared to 21.1 percent in 2015. The higher effective tax rate is primarily driven by the impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not tax deductible in their local jurisdictions, the absence of a 2015 tax valuation allowance reversal, as well as geographic mix of earnings. These impacts were partially offset by a change in accrual for prior year tax positions, as well as the absence of a 2015 state tax rate charge related to the Performance Chemicals separation.

The company's effective tax rate for the six months ended June 30, 2016 was 24.0 percent as compared to 28.4 percent in 2015. The lower effective tax rate is primarily driven by the impact of the certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions, partially offset by the tax consequences of the gain on the sale of an entity in the first quarter 2016.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Summarized below are comments on individual segment net sales and operating earnings for the three and six month period ended June 30, 2016 compared with the same period in 2015. Segment operating earnings is defined as income (loss) from continuing operations before income taxes excluding significant pre-tax benefits (charges), non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Non-operating pension and other postretirement employee benefit costs includes all of the components of net periodic benefit costs from continuing operations with the exception of the service cost component. Reclassifications of prior year data have been made to conform to current year classifications. See Note 15 to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating earnings. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating earnings to income from continuing operations before income taxes for the three and six month periods ended June 30, 2016 and 2015 is included in Note 15 to the interim Consolidated Financial Statements.

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

The following table summarizes second quarter and year-to-date 2016 segment net sales and related variances versus prior year:

	Three Months Ended
	June 30, 2016		Percentage Change Due to:
	Segment Net Sales ($ Billions)	Percent Change vs. 2015	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$3.2	—	—	(2)	3	(1)
Electronics & Communications	0.5	(6)	(2)	—	(4)	—
Industrial Biosciences	0.4	(1)	—	(1)	—	—
Nutrition & Health	0.8	1	(1)	(1)	3	—
Performance Materials	1.3	—	(4)	—	4	—
Protection Solutions	0.8	(2)	—	—	(2)	—

	Six Months Ended
	June 30, 2016		Percentage Change Due to:
	Segment Net Sales ($ Billions)	Percent Change vs. 2015	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$7.0	(2)	2	(4)	1	(1)
Electronics & Communications	0.9	(9)	(2)	(1)	(6)	—
Industrial Biosciences	0.7	—	1	(2)	1	—
Nutrition & Health	1.6	—	—	(3)	3	—
Performance Materials	2.6	(5)	(5)	(1)	1	—
Protection Solutions	1.5	(5)	(1)	(1)	(3)	—

Agriculture - Second quarter 2016 segment net sales of $3,218 million were flat with prior year, with higher volumes offset by the negative impact of currency and portfolio changes. Seed sales declined 1 percent and crop protection sales increased 3 percent. Higher corn seed and insecticide volumes were partially offset by lower soybean volume in North America. Operating earnings of $865 million increased $93 million, or 12 percent, primarily due to lower product costs, higher volumes and cost savings, partially offset by a $36 million negative impact from currency.

Year-to-date segment net sales of $7,004 million decreased $151 million, or 2 percent, primarily due to the negative impact of currency as well as an impact of portfolio changes, partially offset with higher local price and volume. Increased corn seed volumes in Brazil from the Safrinha season, and in North America due to higher acreage, and increased demand for sunflower seed in Europe were partially offset by lower insecticide volume due to the impact of insect protected soybean varieties, weather conditions and higher inventories, and lower soybean seed volumes. An improved mix from new corn hybrids resulted in higher net corn price globally, led by North America. Operating earnings of $1,966 million increased $56 million, or 3 percent, primarily due higher local price and product mix, lower product costs and cost savings, partially offset with a $119 million negative impact from currency and the negative impact from the shutdown of the La Porte manufacturing facility due to lost sales, fixed overhead costs and inventory write-offs.

Electronics & Communications - Second quarter 2016 segment net sales of $494 million decreased $34 million, or 6 percent, primarily due to lower demand for products for the consumer electronics market and lower metals pricing. Operating earnings of $93 million increased $4 million, or 4 percent, as cost savings and lower product costs were partially offset by lower sales.

Year-to-date segment net sales of $946 million decreased $99 million, or 9 percent, due to lower demand for products for the consumer electronics market, competitive pressures impacting Solamet® paste, and lower metals pricing, partially offset by volume growth for Tedlar® film photovoltaics. Operating earnings of $152 million decreased $16 million, or 10 percent, as lower sales and a $16 million litigation expense were partially offset by cost savings and lower product costs.

Industrial Biosciences - Second quarter 2016 segment net sales of $355 million decreased $2 million, or 1 percent, primarily due to lower volumes in clean technologies offerings and a negative impact of currency, partially offset by increased demand in bioactives, primarily in home and personal care and new product introductions. In biomaterials, higher volume was partially offset by lower price. Operating earnings of $62 million increased $12 million, or 24 percent, primarily due to cost savings partially offset by a negative impact from currency.

Year-to-date segment net sales of $707 million were flat with prior year, as lower volumes in clean technologies offerings and the negative impact of currency were offset by higher pricing and volume in bioactives. In biomaterials, higher volume was partially offset by lower price. Year-to-date operating earnings of $125 million increased $21 million, or 20 percent, primarily due to cost savings, the absence of cost from the write-off of a prior year acquisition related indemnification asset in clean technologies and improved mix from new product launches partially offset by a negative impact from currency.

Nutrition & Health - Second quarter 2016 segment net sales of $835 million increased $9 million, or 1 percent, primarily due to broad-based volume growth led by probiotics and specialty proteins, partially offset by the negative impact of currency and lower local price. Operating earnings of $130 million increased $30 million, or 30 percent, as cost savings and volume growth more than offset a negative currency impact.

Year-to-date segment net sales of $1,636 million remained about flat from prior year, due to broad-based volume growth led by probiotics, specialty proteins and ingredient systems, offset by the negative impact of currency. Operating earnings of $234 million increased $48 million, or 26 percent, as cost savings and volume growth were partially offset by a negative impact of currency.

Performance Materials - Second quarter 2016 segment net sales of $1,335 million remained about flat from prior year as increased demand for polymers in Asia Pacific automotive markets, primarily China and North America, and increased ethylene volumes due to prior year unplanned outage were offset by lower prices driven by pricing pressure for raw materials pass-through and lower average ethylene spot prices. Operating earnings of $325 million increased $24 million, or 8 percent. Cost savings and increased volumes were partially offset by a $16 million negative impact from currency, as well as costs associated with a contractual claim.

Year-to-date segment net sales of $2,584 million decreased $135 million, or 5 percent, primarily due to lower local price and a negative impact from currency, partially offset by volume growth. Increased demand for polymers in automotive markets and increased volumes for ethylene due to prior year unplanned outage were offset by lower volumes in commodity product lines. Operating earnings of $598 million decreased $20 million, or 3 percent, as cost savings were more than offset by a $35 million negative impact from currency, as well as costs associated with a contractual claim.

Protection Solutions - Second quarter 2016 segment net sales of $786 million decreased $20 million, or 2 percent, primarily due to volume declines in Nomex® thermal-resistant fiber and Kevlar® high-strength material driven by weakness in the oil and gas industry and delays in military spending. Operating earnings of $188 million increased $7 million, or 4 percent, primarily due to lower product costs and cost savings, partially offset by lower sales and a $4 million negative impact from currency.

Year-to-date segment net sales of $ 1,515 million decreased $81 million, or 5 percent, primarily due to lower volume, the negative impact of currency, and unfavorable mix. Volume declines in Nomex® thermal-resistant fiber, Tyvek® protective material, and Kevlar® high-strength material were driven by weakness in the oil and gas industry, delays in military spending, and lower industrial market demand. Operating earnings of $364 million increased $16 million, or 5 percent, primarily due to lower product costs and cost savings, partially offset by lower sales and a $10 million negative impact from currency.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2015 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the six months ended June 30, 2016.

(Dollars in millions)	June 30, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$5,153	$6,206
Total debt	10,414	8,807

The company's cash, cash equivalents and marketable securities at June 30, 2016 and December 31, 2015 are $5.2 billion and $6.2 billion, respectively. The $1 billion decrease was primarily due to cash used to fund seasonal working capital needs.

Total debt as of June 30, 2016 was $10.4 billion, a $1.6 billion increase from $8.8 billion as of December 31, 2015, due primarily to borrowings under the Term Loan Facility and the Repurchase Facility, discussed below, as well as increased commercial paper borrowings, partially offset by repayments for debt maturities.

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (the Term Loan Facility). DuPont may make up to seven term loan borrowings within one year of the closing date and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and share repurchases. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. As of June 30, 2016, the company had borrowed $0.5 billion and had unused commitments of $4 billion under the Term Loan Facility.

In addition, in March 2016, the company amended the existing revolving credit facility to reduce the aggregate principal amount of commitments from $4 billion to $3 billion consistent with lower expected commercial paper borrowings.

The Term Loan Facility and the amended revolving credit facility contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to DuPont’s long-term public debt. The Term Loan Facility and the amended revolving credit facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667. At June 30, 2016, the company was in compliance with this financial covenant.

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

The company has access to approximately $7.9 billion in unused credit lines, an increase of $3 billion from $4.9 billion as of December 31, 2015 due to the Term Loan Facility discussed above, partially offset by the amended revolving credit facility discussed above. These unused credit lines provide support to meet short-term liquidity needs and general corporate purposes including letters of credit.

Summary of Cash Flows
Cash used for operating activities was $1.5 billion for the six months ended June 30, 2016 compared to $2.0 billion during the same period in 2015. The $0.5 billion decrease in cash used for operations was primarily due to lower working capital, lower tax payments, and the positive currency impact that offsets cash used by foreign currency exchange contract settlements that is included in investing activities. These impacts were partially offset by a prepayment to Chemours in first quarter of 2016. See Note 3 for further information regarding the prepayment.

Cash used for investing activities was $0.4 billion for the six months ended June 30, 2016 compared to $1.0 billion during the same period last year. The $0.6 billion decrease in cash used for investing activities was primarily the result of proceeds received from the sale of an entity, the sale of marketable securities and reduced purchases of property, plant and equipment. The reduction in purchases of property, plant and equipment was primarily due to the absence of Chemours in 2016. This was partially offset by payments made for foreign currency contract settlements in 2016 versus cash received for settlements in 2015.

Cash provided by financing activities was $1.0 billion for the six months ended June 30, 2016, essentially unchanged compared with the six months ended June 30, 2015. Lower dividends and the absence of common stock repurchases in 2016 were offset by lower borrowings and lower proceeds from the exercise of stock options.

Dividends paid to shareholders during the six months ended June 30, 2016 totaled $0.7 billion. The company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan that replaced the 2011 plan. During the six months ended June 30, 2015, the company purchased and retired 4.6 million shares in the open market for a total cost of $353 million, which offset the dilution from employee compensation plans in the first and second quarter of 2015. There were no share repurchases under this plan in the first and second quarter 2016. There is no required completion date for the remaining stock purchases.

In the first quarter 2015, DuPont announced its intention to buy back shares of about $4 billion using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2 billion to be purchased and retired by December 31, 2015, which was completed during 2015, with the remainder to be purchased and retired by December 31, 2016. There were no share repurchases under this plan in the first or second quarter 2016. As a result of the planned merger with Dow, the company’s opportunity to repurchase shares was restricted until after the shareholder vote on the merger. The shareholder vote occurred on July 20, 2016. During the remainder of 2016, the company will evaluate the opportunities to enter the market and plans to make repurchases; however, it is unlikely that the company will complete all of the remaining $2 billion stock buyback by year-end 2016.

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

As of June 30, 2016, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

La Porte Plant, La Porte, Texas - Crop Protection
On November 15, 2014 there was a release of methyl mercaptan at the company’s La Porte facility.  The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont continues to cooperate with those governmental agencies still conducting investigations. In May 2015, the Occupational Safety & Health Administration (OSHA) cited the company for eight serious and one repeat violation with an associated penalty of $99,000. The company and OSHA are in discussions about this matter.

La Porte Plant, La Porte, Texas - OSHA Process Safety Management (PSM) Audit
In 2015, OSHA conducted a PSM audit of the Crop Protection and Fluoroproducts units at the La Porte Plant. In July 2015, OSHA cited the company for three willful, one repeat and four serious PSM violations and placed the company in its Severe Violator Enforcement Program. OSHA has proposed a penalty of $273,000. The company and OSHA are in discussions about this matter.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	July 26, 2016

By:	/s/ Nicholas C. Fanandakis

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

10.6*	Company’s Equity and Incentive Plan, as amended and restated effective March 14, 2016.

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