Form 10-Q
period 2016-09-30
DUPONT E I DE NEMOURS & CO
filed 2016-10-25
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

The Registrant had 869,342,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at October 17, 2016.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$4,917	$4,873	$19,383	$19,831
Cost of goods sold	3,090	3,084	11,322	11,703
Other operating charges	176	91	504	413
Selling, general and administrative expenses	1,016	1,046	3,355	3,540
Research and development expense	410	441	1,260	1,415
Other (loss) income, net	(16)	98	407	552
Interest expense	93	82	278	260
Employee separation / asset related charges, net	172	—	159	40
(Loss) income from continuing operations before income taxes	(56)	227	2,912	3,012
(Benefit from) provision for income taxes on continuing operations	(69)	96	643	886
Income from continuing operations after income taxes	13	131	2,269	2,126
(Loss) income from discontinued operations after income taxes	(7)	104	(7)	89
Net income	6	235	2,262	2,215
Less: Net income attributable to noncontrolling interests	4	—	14	9
Net income attributable to DuPont	$2	$235	$2,248	$2,206
Basic earnings (loss) per share of common stock:
Basic earnings per share of common stock from continuing operations	$0.01	$0.14	$2.57	$2.34
Basic (loss) earnings per share of common stock from discontinued operations	(0.01)	0.12	(0.01)	0.10
Basic earnings per share of common stock	$—	$0.26	$2.56	$2.44
Diluted earnings (loss) per share of common stock:
Diluted earnings per share of common stock from continuing operations	$0.01	$0.14	$2.56	$2.33
Diluted (loss) earnings per share of common stock from discontinued operations	(0.01)	0.12	(0.01)	0.10
Diluted earnings per share of common stock	$—	$0.26	$2.55	$2.43
Dividends per share of common stock	$0.38	$0.38	$1.14	$1.34

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$6	$235	$2,262	$2,215
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	114	(125)	187	(1,405)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(3)	(22)	34	(36)
Clearance of hedge results to earnings	—	—	18	12
Net revaluation and clearance of cash flow hedges to earnings	(3)	(22)	52	(24)
Pension benefit plans:
Net (loss) gain	(228)	634	(2,700)	628
Effect of foreign exchange rates	4	54	36	92
Reclassifications to net income:
Amortization of prior service benefit	(2)	(3)	(5)	(6)
Amortization of loss	229	172	605	591
Curtailment / settlement loss, net	21	37	125	46
Pension benefit plans, net	24	894	(1,939)	1,351
Other benefit plans:
Net loss	—	(73)	(265)	(73)
Effect of foreign exchange rates	(2)	(1)	(2)	(1)
Reclassifications to net income:
Amortization of prior service benefit	(36)	(39)	(111)	(143)
Amortization of loss	21	20	56	58
Curtailment gain, net	—	(274)	(33)	(274)
Other benefit plans, net	(17)	(367)	(355)	(433)
Net unrealized gain on securities	5	—	11	—
Other comprehensive income (loss), before tax	123	380	(2,044)	(511)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(33)	(176)	773	(312)
Other comprehensive income (loss), net of tax	90	204	(1,271)	(823)
Comprehensive income	96	439	991	1,392
Less: Comprehensive income attributable to noncontrolling interests	4	—	14	9
Comprehensive income attributable to DuPont	$92	$439	$977	$1,383

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$4,452	$5,300
Marketable securities	1,080	906
Accounts and notes receivable, net	7,073	4,643
Inventories	5,168	6,140
Prepaid expenses	525	398
Total current assets	18,298	17,387
Property, plant and equipment, net of accumulated depreciation (September 30, 2016 - $14,895; December 31, 2015 - $14,346)	9,654	9,784
Goodwill	4,267	4,248
Other intangible assets	3,787	4,144
Investment in affiliates	687	688
Deferred income taxes	4,466	3,799
Other assets	1,322	1,116
Total	$42,481	$41,166
Liabilities and Equity
Current liabilities
Accounts payable	$2,627	$3,398
Short-term borrowings and capital lease obligations	3,242	1,165
Income taxes	109	173
Other accrued liabilities	3,132	5,580
Total current liabilities	9,110	10,316
Long-term borrowings and capital lease obligations	8,114	7,642
Other liabilities	14,927	12,591
Deferred income taxes	376	417
Total liabilities	32,527	30,966
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at September 30, 2016 - 956,356,000; December 31, 2015 - 958,388,000	287	288
Additional paid-in capital	11,214	11,081
Reinvested earnings	15,407	14,510
Accumulated other comprehensive loss	(10,667)	(9,396)
Common stock held in treasury, at cost (87,041,000 shares at September 30, 2016 and December 31, 2015)	(6,727)	(6,727)
Total DuPont stockholders’ equity	9,751	9,993
Noncontrolling interests	203	207
Total equity	9,954	10,200
Total	$42,481	$41,166

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net income	$2,262	$2,215
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	707	856
Amortization of intangible assets	272	307
Net periodic pension benefit cost	474	445
Contributions to pension plans	(427)	(260)
Gain on sale of businesses and other assets	(385)	(48)
Other operating activities - net	668	89
Change in operating assets and liabilities - net	(4,648)	(5,449)
Cash used for operating activities	(1,077)	(1,845)
Investing activities
Purchases of property, plant and equipment	(759)	(1,291)
Investments in affiliates	(2)	(59)
Payments for businesses - net of cash acquired	—	(77)
Proceeds from sale of businesses and other assets - net	240	79
Purchases of short-term financial instruments	(1,462)	(928)
Proceeds from maturities and sales of short-term financial instruments	1,294	676
Foreign currency exchange contract settlements	(370)	543
Other investing activities - net	(16)	12
Cash used for investing activities	(1,075)	(1,045)
Financing activities
Dividends paid to stockholders	(1,004)	(1,210)
Net increase in short-term (less than 90 days) borrowings	2,624	1,161
Long-term and other borrowings:
Receipts	783	3,630
Payments	(831)	(1,529)
Repurchase of common stock	(416)	(2,353)
Proceeds from exercise of stock options	140	208
Cash transferred to Chemours at spin-off	—	(250)
Other financing activities - net	(16)	(87)
Cash provided by (used for) financing activities	1,280	(430)
Effect of exchange rate changes on cash	24	(266)
Decrease in cash and cash equivalents	$(848)	$(3,586)
Cash and cash equivalents at beginning of period	5,300	6,910
Cash and cash equivalents at end of period	$4,452	$3,324

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

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share or its Equivalent. This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented and early adoption is permissible. The company adopted this guidance effective January 1, 2016. The guidance only impacts disclosure and did not impact the company's financial position or results of operations.

New Accounting Pronouncements to be Implemented
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The new guidance will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The new guidance will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The company is currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related disclosures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for shared-based payment transactions, including the income tax consequences, forfeitures and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The company is currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related disclosures.

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

Note 2. Proposed Merger with Dow Chemical
On December 11, 2015, DuPont and The Dow Chemical Company (Dow) announced entry into an Agreement and Plan of Merger (the Merger Agreement), under which the companies will combine in an all-stock merger of equals (the Merger Transaction) subject to satisfaction of customary closing conditions, including receipt of regulatory approval. The combined company will be named DowDuPont Inc. (DowDuPont). Following the consummation of the Merger Transaction, DuPont and Dow intend to pursue, subject to the receipt of approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions (collectively, the Business Separations.)

Additional information about the Merger Agreement and the Business Separations is set forth in the company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the SEC) on December 11, 2015; the company’s 2015 Annual Report filed with the SEC on February 4, 2016 and the registration statement on Form S-4 (File No. 333-209869) (as amended, the Registration Statement) filed by DowDuPont and declared effective by the SEC on June 9, 2016. The Registration Statement constitutes a prospectus of DowDuPont and a joint proxy statement of Dow and DuPont. The joint proxy statement relates to the separate special meetings of the companies’ respective common stock shareholders of record as of the close of business on June 2, 2016, to adopt the Merger Agreement and related matters. DuPont's special meeting of stockholders was held on July 20, 2016, which resulted in a vote for adoption of the Merger Agreement and approval of related matters.

On August 11, 2016, DuPont and Dow confirmed that the European Commission had initiated a Phase II review of the proposed merger under the European Union Merger Regulation. Phase II generally provides the Commission with 90 working days to review the pending transaction. On September 2, 2016, DuPont and Dow mutually agreed to grant the European Commission an extension of 10 working days in connection with its Phase II review. The European Commission subsequently announced that it suspended its review pending receipt of additional information. After receiving the additional information, the European Commission resumed its review in late September 2016. As a result, the European Commission could take until early February 2017 to complete its review. DuPont and Dow continue to work constructively with regulators to address questions and obtain approval, and to prepare for closing as soon as possible after closing conditions have been met. Consummation of the Merger Transaction is contingent on satisfaction of customary closing conditions, including the receipt of regulatory approval from the U.S., European Union, China, Brazil and Canada. In the event that regulators in key jurisdictions utilize their respective full allotted time to complete review and approval of the Merger Transaction, closing would be expected to occur in the first quarter of 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

During the three and nine months ended September 30, 2016, the company incurred $122 and $222, respectively, of costs in connection with the planned merger with Dow. These costs were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements and primarily include financial advisory, legal, accounting, consulting and other advisory fees and expenses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 3. Divestitures and Other Transactions
DuPont (Shenzhen) Manufacturing Limited
In March 2016, the company recognized the sale of its 100 percent ownership interest in DuPont (Shenzhen) Manufacturing Limited to the Feixiang Group. The sale of the entity, which held certain buildings and other assets, resulted in a pre-tax gain of $369 ($214 net of tax). The gain was recorded in other (loss) income, net in the company's interim Consolidated Income Statements for the nine months ended September 30, 2016 and reflected as a Corporate item.
Performance Chemicals
On July 1, 2015 (the Distribution Date), DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of Chemours (the Separation). To effect the spin-off, DuPont distributed to its stockholders one share of Chemours common stock, par value $0.01 per share, for every five shares of DuPont common stock, par value $0.30 per share, (the Distribution) outstanding as of 5:00 p.m. June 23, 2015, the record date for the Distribution. In lieu of fractional shares of Chemours, stockholders of DuPont received cash, which generally was taxable. In connection with the Separation, the company and Chemours entered into a Separation Agreement, discussed below, and a Tax Matters Agreement and certain ancillary agreements, including an employee matters agreement, agreements related to transition and site services, and intellectual property cross licensing arrangements. In addition, the companies have entered into certain supply agreements. In the first quarter 2016, the company prepaid $190 for certain goods and services expected to be delivered by Chemours over twelve to fifteen months. As of September 30, 2016, the balance of the prepayment was $94 recorded within prepaid expenses on the Condensed Consolidated Balance Sheet.
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
Pursuant to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. At September 30, 2016, the indemnified assets are $82 within accounts and notes receivable, net and $391 within other assets offset by the corresponding liabilities of $82 within other accrued liabilities and $391 within other liabilities.

The results of operations of the Performance Chemicals segment are presented as discontinued operations as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$—	$—	$—	$2,810
Cost of goods sold	—	—	—	2,215
Other operating charges	10	59	30	369
Selling, general and administrative expenses	—	(277)	—	(87)
Research and development expense	—	—	—	40
Other (loss) income, net	—	—	—	27
Interest expense	—	—	—	32
Employee separation / asset related charges, net	—	—	—	59
(Loss) income from discontinued operations before income taxes	(10)	218	(30)	209
(Benefit from) provision for income taxes	(3)	108	(11)	114
(Loss) income from discontinued operations after income taxes	$(7)	$110	$(19)	$95

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

During the three and nine months ended September 30, 2016, and the three and nine months ended September 30, 2015, the company incurred $10 and $30, and $68 and $289 of costs, respectively, in connection with the transaction primarily related to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions. Loss (income) from discontinued operations during the three and nine months ended September 30, 2016, and the three and nine months ended September 30, 2015, includes $10 and $30, and $59 and $243 of these costs, respectively. Income from continuing operations during the three and nine months ended September 30, 2015, includes $9 and $26 of these costs, respectively, recorded in other operating charges in the company's interim Consolidated Income Statements. Income from continuing operations during the nine months ended September 30, 2015 also included $20 of transaction costs incurred for a premium associated with the early retirement of DuPont debt. The company exchanged notes received from Chemours in May 2015 (as part of a dividend payment) for DuPont debt that it then retired. These costs were reported in interest expense in the company's interim Consolidated Income Statements.
As a result of the separation, the company recorded an other long-term employee benefit plan curtailment gain of $274 and re-measured the associated plans as of July 1, 2015. The company also recorded a pension curtailment gain of $7 and re-measured the principal U.S. pension plan as of July 1, 2015. See Note 14 for further discussion.
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
The following table presents depreciation, amortization and purchases of property, plant and equipment of the discontinued operations related to Performance Chemicals:

Nine Months Ended
September 30,
2015
Depreciation	$126
Amortization of intangible assets	2
Purchases of property, plant and equipment	235

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 4. Employee Separation / Asset Related Charges, Net
La Porte Plant, La Porte, Texas
In March 2016, DuPont announced its decision to not re-start the Agriculture segment’s insecticide manufacturing facility at the La Porte site located in La Porte, Texas.  The facility manufactures Lannate® and Vydate® insecticides and has been shut down since November 2014.  As a result of this decision, during the nine months ended September 30, 2016, a pre-tax charge of $75 was recorded in employee separation / asset related charges, net which included $41 of asset related charges, $18 of contract termination costs, and $16 of employee severance and related benefit costs.

2016 Global Cost Savings and Restructuring Plan
At September 30, 2016, total liabilities related to the program were $199. A complete discussion of restructuring initiatives is included in the company's 2015 Annual Report in Note 4, "Employee Separation / Asset Related Charges, Net."

Account balances and activity for the restructuring program are summarized below:

	Severance and Related Benefit Costs	Asset Related Charges	Other Non-Personnel Charges[1]	Total
Balance at December 31, 2015	$648	$—	$32	$680
Payments	(335)	—	(25)	(360)
Net translation adjustment	3	—	—	3
Other adjustments	(135)	53	11	(71)
Asset write-offs	—	(53)	—	(53)
Balance as of September 30, 2016	$181	$—	$18	$199

1.	Other non-personnel charges consist of contractual obligation costs.

During the three months ended September 30, 2016, a net charge of $17 was recorded, consisting of $14 of employee separation / asset related charges, net and $3 in other (loss) income, net. The charge was associated with the identification of additional asset related projects in certain segments. During the nine months ended September 30, 2016, a net (benefit) charge of $(71) was recorded, consisting of $(74) in employee separation / asset related charges, net and $3 in other (loss) income, net. This was primarily due to a reduction in severance and related benefit costs partially offset by the identification of additional projects in certain segments. The reduction in severance and related benefit costs was driven by the elimination of positions at a lower cost than expected as a result of redeployments and attrition as well as lower than estimated individual severance costs.

The net charge (benefit) related to the segments for the three and nine months ended September 30, 2016 was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Agriculture	$13	$29
Electronics & Communications	2	(13)
Industrial Biosciences	—	(4)
Nutrition & Health	1	(12)
Performance Materials	(2)	(7)
Protection Solutions	—	(10)
Other	—	3
Corporate expenses	3	(57)
	$17	$(71)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

2014 Restructuring Program
At September 30, 2016, total liabilities related to the program were $33. A complete discussion of restructuring initiatives is included in the company's 2015 Annual Report in Note 4, "Employee Separation / Asset Related Charges, Net."

Account balances and activity related to the program are summarized below:

	Severance and Related Benefit Costs	Other Non-Personnel Charges [1]	Total
Balance at December 31, 2015	$76	$2	$78
Payments	(45)	—	(45)
Balance as of September 30, 2016	$31	$2	$33

1.	Other non-personnel charges consist of contractual obligation costs.

During the nine months ended September 30, 2015, a $2 net adjustment to the estimated costs associated with the 2014 restructuring program was recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statements. This was primarily due to the identification of additional projects in certain segments, offset by lower than estimated individual severance costs and workforce reductions achieved through non-severance programs. The adjustments related to the segments for the nine months ended September 30, 2015 were as follows: Agriculture - $4, Electronics & Communications - $(11), Industrial Biosciences - $1, Nutrition & Health - $4, Performance Materials - $2, Protection Solutions - $(1), and Other - $3.

Asset Impairment
During the third quarter 2016, the company completed its annual goodwill and indefinite-lived intangible assets impairment tests. The company recognized a $158 pre-tax impairment charge in employee separation / asset related charges, net during the three months ended September 30, 2016 related to indefinite-lived intangible trade names within the Industrial Biosciences segment. In connection with business strategy reviews and brand realignment conducted during the third quarter 2016, the company decided to phase out the use of certain acquired trade names within the segment resulting in a change from an indefinite life to a finite useful life for these assets. As a result of these changes, the carrying value of the trade name assets exceeded the fair value.

The basis of the fair value for the charges was calculated utilizing an income approach (relief from royalty method) using Level 3 inputs within the fair value hierarchy, as described in the company’s 2015 Annual Report in Note 1, “Summary of Significant Accounting Policies.” The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. The remaining net book value of the trade names at September 30, 2016 was approximately $28, which represents fair value.

Based on the results of the annual impairment test there were no other indicators of impairment of goodwill and indefinite-lived intangible assets at September 30, 2016.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 5.  Other (Loss) Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Royalty income	$27	$27	$108	$91
Interest income	31	33	74	98
Equity in earnings of affiliates, net	22	1	60	19
Net gain on sales of businesses and other assets[1]	—	43	384	74
Net exchange (losses) gains	(76)	(36)	(212)	54
Miscellaneous income and expenses, net[2]	(20)	30	(7)	216
Other (loss) income, net	$(16)	$98	$407	$552

1.	Includes a pre-tax gain of $369 ($214 net of tax) for the nine months ended September 30, 2016 related to the sale of DuPont (Shenzhen) Manufacturing Limited. See Note 3 for additional information.

2.	Miscellaneous income and expenses, net, includes interest items, gains related to litigation settlements, gains/losses on available-for-sale securities and other items.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations for the three and nine months ended September 30, 2016 and 2015. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the U.S., whereas the offsetting exchange gains (losses) on the re-measurement of certain net monetary asset positions are not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other (loss) income, net and the related tax impact is recorded in provision for income taxes on continuing operations in the interim Consolidated Income Statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gain (loss)	$6	$(210)	$185	$(381)
Local tax benefits (expenses)	18	67	(29)	(17)
Net after-tax impact from subsidiary exchange gain (loss)	24	(143)	156	(398)

Hedging Program Gain (Loss)
Pre-tax exchange (loss) gain	(82)	174	(397)	435
Tax benefits (expenses)	30	(63)	143	(157)
Net after-tax impact from hedging program exchange (loss) gain	(52)	111	(254)	278

Total Exchange Gain (Loss)
Pre-tax exchange (loss) gain	(76)	(36)	(212)	54
Tax benefits (expenses)	48	4	114	(174)
Net after-tax exchange loss	$(28)	$(32)	$(98)	$(120)

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

Note 7.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$9	$131	$2,255	$2,117
Preferred dividends	(2)	(2)	(7)	(7)
Income from continuing operations after income taxes available to DuPont common stockholders	$7	$129	$2,248	$2,110

(Loss) income from discontinued operations after income taxes available to DuPont common stockholders	$(7)	$104	$(7)	$89

Net income available to common stockholders	$—	$233	$2,241	$2,199

Denominator:
Weighted-average number of common shares outstanding - Basic	874,292,000	887,275,000	874,274,000	899,883,000
Dilutive effect of the company’s employee compensation plans	5,099,000	4,011,000	4,332,000	5,639,000
Weighted-average number of common shares outstanding - Diluted	879,391,000	891,286,000	878,606,000	905,522,000

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average number of stock options	4,558,000	8,510,000	4,885,000	4,622,000

The change in the average number of stock options that were antidilutive in the three and nine months ended September 30, 2016 compared to the same period last year was due to changes in the company's average stock price.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 8. Inventories

	September 30, 2016	December 31, 2015
Finished products	$2,761	$3,779
Semi-finished products	1,922	1,780
Raw materials, stores and supplies	677	783
	5,360	6,342
Adjustment of inventories to a last-in, first-out (LIFO) basis	(192)	(202)
Total	$5,168	$6,140

Note 9.  Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,625	$(580)	$1,045	$1,621	$(529)	$1,092
Patents	503	(257)	246	454	(220)	234
Purchased and licensed technology	1,170	(815)	355	1,173	(649)	524
Trademarks / trade names[2]	54	(14)	40	26	(13)	13
Other[1]	179	(81)	98	180	(72)	108
	3,531	(1,747)	1,784	3,454	(1,483)	1,971

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	73	—	73	72	—	72
Microbial cell factories	306	—	306	306	—	306
Pioneer germplasm	1,056	—	1,056	1,048	—	1,048
Trademarks / trade names[2]	568	—	568	747	—	747
	2,003	—	2,003	2,173	—	2,173
Total	$5,534	$(1,747)	$3,787	$5,627	$(1,483)	$4,144

1.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

2.
The decrease in indefinite-lived intangible trademarks / trade names is the result of a $158 impairment charge recorded during the three and nine months ended September 30, 2016 associated with certain acquired trade names. The remaining net book value of the trade names are reflected in definite-lived trademarks / trade names at September 30, 2016. See Note 4 for additional information.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $46 and $272 for the three and nine months ended September 30, 2016, and $50 and $305 for the three and nine months ended September 30, 2015, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2016 and each of the next five years is approximately $58, $207, $208, $211, $193 and $152, respectively.

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

As of September 30, 2016, $1,050 of notes receivable, recorded in accounts and notes receivable, net, were pledged as collateral against outstanding borrowings under the Repurchase Facility of $1,000, recorded in short-term borrowings and capital lease obligations.

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

Under the Term Loan Facility, DuPont can borrow funds at LIBOR plus a spread from 0.75% to 1.25% (LIBOR Loan Rate) depending on DuPont's long term credit rating. As of September 30, 2016, the company had borrowed $500 at the LIBOR Loan Rate and had unused commitments of $4,000 under the Term Loan Facility.

DuPont has the option of obtaining a same day loan under the Term Loan Facility at an interest rate based on the higher of a) the LIBOR Loan Rate, b) the federal funds effective rate plus 0.5% plus a margin from 0.00% to 0.25% depending on DuPont's long term credit rating (Margin) or c) the prime rate plus Margin.

Note 11.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures as of September 30, 2016, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. In connection with the separation, the company has directly guaranteed Chemours' purchase obligations under an agreement with a third party supplier. At September 30, 2016 and December 31, 2015, the company had directly guaranteed $319 and $337, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 22 percent of the $105 of guaranteed obligations of customers and suppliers.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Set forth below are the company's guaranteed obligations at September 30, 2016:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$91	$14	$105
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	181	—	181
Obligations for Chemours[3]:
Chemours' purchase obligations (final expiration - 2018)	22	11	33
Total	$294	$25	$319

1.	Existing guarantees for customers and suppliers, as part of contractual agreements.

2.	Existing guarantees for equity affiliates' liquidity needs in normal operations.

3.	Guarantee for Chemours' raw material purchase obligations under agreement with third party supplier.

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

At September 30, 2016 DuPont had an accrual balance of $18 related to the PFOA matters discussed in this Note. The company recorded an additional $5 during the nine months ended September 30, 2016 primarily for the impact of the new health advisory level on the company's obligations to EPA which have expanded the previously established testing and water supply commitments around the Washington Works facility. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for PFOA matters. As a result, the company has recorded an indemnification asset of $18 corresponding to the accrual balance as of September 30, 2016.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. The company is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative costs associated with the program, including class counsel fees. In January 2012, the company established and put $1 into an escrow account to fund medical monitoring as required by the settlement agreement. Under the settlement agreement, the balance in the escrow amount must be at least $0.5; as a result, transfers of additional funds may be required periodically. The court appointed Director of Medical Monitoring has established the program to implement the medical panel's recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account; at September 30, 2016, less than $1 has been disbursed. While it is probable that the company will incur liabilities related to funding the medical monitoring program, such liabilities cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the settlement agreement, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At September 30, 2016 and December 31, 2015, there were approximately 3,500 lawsuits pending in various federal and state courts in Ohio and West Virginia. These lawsuits are consolidated in multi-district litigation (MDL) in the U.S. District Court for the Southern District of Ohio (the Court). DuPont, through Chemours, denies the allegations in these lawsuits and is defending itself vigorously. As a result of plaintiffs' corrected pleadings and further discovery, in the first quarter 2016, the company revised downward to 30 the estimated number of the pending lawsuits that allege wrongful death.

In 2014, six plaintiffs from the MDL were selected for individual trial. One of these six cases was voluntarily withdrawn by plaintiffs. In the first case tried to verdict, captioned Bartlett v. DuPont, in October 2015, the jury awarded $1.6 in compensatory damages and no punitive damages. The plaintiff alleged that exposure to PFOA in drinking water had caused kidney cancer. DuPont is appealing the decision. The second matter selected for trial, Wolf v. DuPont, involved allegations that exposure to PFOA in drinking water caused ulcerative colitis; prior to trial, a confidential settlement for an immaterial amount was reached in the first quarter 2016. Two cases alleging that exposure to PFOA in drinking water caused kidney cancer were settled in the second quarter 2016, for amounts immaterial individually and in the aggregate.

In the second case to be tried to a verdict, Freeman v. DuPont, the plaintiff alleged that exposure to PFOA in drinking water caused testicular cancer. In July 2016, the jury awarded $5.1 in compensatory damages plus $0.5 in punitive damages and attorneys’ fees. The company is appealing the decision.

As a result, four of the six cases have been resolved and the two that were tried to a verdict have been or will be appealed. In January 2016, the Court determined that 40 cases asserting cancer claims, to be identified by plaintiffs' attorneys, would be scheduled for trial through 2017. In July 2016, the Court scheduled the first case for trial in November 2016 and the second case for trial in January 2017. In both of these cases, plaintiffs allege that exposure to PFOA in drinking water caused testicular cancer and high cholesterol. The Court announced that the remaining 38 trials would be scheduled to begin each week starting in May 2017.

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

The Court has ordered the parties to participate in confidential, nonbinding mediation regarding global resolution of the MDL. This process is ongoing.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 30, 2016, the Condensed Consolidated Balance Sheet included a liability of $497, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, the potential liability may range up to $976 above the amount accrued as of September 30, 2016. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for certain environmental matters, included in the liability of $497, that have an estimated liability of $280 as of September 30, 2016, and a potential exposure that ranges up to approximately $600 above the amount accrued. As such, the company has recorded an indemnification asset of $280 corresponding to the company’s accrual balance related to these matters at September 30, 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12.  Stockholders’ Equity
Share Repurchase Program
2015 Share Buyback Plan
In the first quarter 2015, DuPont announced its intention to buy back shares of about $4,000 using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2,000 to be purchased and retired by December 31, 2015, which was completed during 2015, with the remainder to be purchased and retired by December 31, 2016. There were no share repurchases under this plan in the first and second quarter 2016. As a result of the planned merger with Dow, the company’s opportunity to repurchase shares was restricted until after the shareholder vote on the merger. The shareholder vote occurred on July 20, 2016. During the third quarter 2016, the company purchased and retired 6 million shares in the open market for a total cost of $416. As of September 30, 2016, in aggregate, the company has paid $2,416 and received and retired 41 million shares. During the fourth quarter of 2016, the company will evaluate the opportunities to enter the market and plans to make additional repurchases; however, the company will not complete the remainder of the $2,000 stock buyback by year-end 2016.

2014 Share Buyback Plan
In January 2014, the company's Board of Directors authorized a $5,000 share buyback plan that replaced the 2011 plan. During the nine months ended September 30, 2015, the company purchased and retired 4.6 million shares in the open market for a total cost of $353, which offset the dilution from employee compensation plans in the first and second quarter of 2015. There were no share repurchases under this plan in the first, second and third quarter 2016. As of September 30, 2016, in aggregate, the company has purchased 34.7 million shares at a total cost of $2,353 under the plan. There is no required completion date for the remaining stock purchases under the 2014 plan.

Noncontrolling Interest
In September 2015, the company obtained a controlling interest in a joint venture included in the Performance Materials segment. Accordingly, the company consolidated the entity at September 30, 2015 and recorded the fair value of the noncontrolling interest in the amount of $157 in the Condensed Consolidated Balance Sheet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other Comprehensive Income (Loss)
A summary of the changes in other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 is provided as follows:

	Three Months Ended			Three Months Ended			Affected Line Item in Consolidated Income Statements
	September 30, 2016			September 30, 2015
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment(1)	$114	$—	$114	$(125)	$—	$(125)
Additions and revaluations of derivatives designated as cash flow hedges	(3)	1	(2)	(22)	9	(13)	See (2) below
Pension benefit plans:
Net (loss) gain	(228)	48	(180)	634	(228)	406	See (2) below
Effect of foreign exchange rates	4	—	4	54	(16)	38	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(2)	1	(1)	(3)	1	(2)	See (3) below
Amortization of loss	229	(81)	148	172	(61)	111	See (3) below
Curtailment gain, net	(1)	(1)	(2)	(7)	3	(4)	See (3) below
Settlement loss	22	(7)	15	44	(16)	28	See (3) below
Pension benefit plans, net	24	(40)	(16)	894	(317)	577
Other benefit plans:
Net loss	—	—	—	(73)	27	(46)	See (2) below
Effect of foreign exchange rates	(2)	—	(2)	(1)	1	—	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(36)	14	(22)	(39)	13	(26)	See (3) below
Amortization of loss	21	(8)	13	20	(7)	13	See (3) below
Curtailment gain, net	—	—	—	(274)	98	(176)	See (3) below
Other benefit plans, net	(17)	6	(11)	(367)	132	(235)
Net unrealized gain on securities:
Unrealized loss on securities arising during the period	(1)	—	(1)	—	—	—	See (4) below
Reclassification of loss realized in net income	6	—	6	—	—	—	Other (loss) income, net
Net unrealized gain on securities	5	—	5	—	—	—
Other comprehensive income	$123	$(33)	$90	$380	$(176)	$204

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Nine Months Ended			Nine Months Ended			Affected Line Item in Consolidated Income Statements
	September 30, 2016			September 30, 2015
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment(1)	$187	$—	$187	$(1,405)	$—	$(1,405)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	34	(13)	21	(36)	12	(24)	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	—	—	—	(10)	4	(6)	Net sales
Commodity contracts	18	(7)	11	22	(9)	13	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	52	(20)	32	(24)	7	(17)
Pension benefit plans:
Net (loss) gain	(2,700)	931	(1,769)	628	(226)	402	See (2) below
Effect of foreign exchange rates	36	(7)	29	92	(25)	67	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(5)	2	(3)	(6)	2	(4)	See (3) below
Amortization of loss	605	(213)	392	591	(210)	381	See (3) below
Curtailment loss (gain), net	65	(23)	42	(7)	3	(4)	See (3) below
Settlement loss	60	(22)	38	53	(19)	34	See (3) below
Pension benefit plans, net	(1,939)	668	(1,271)	1,351	(475)	876
Other benefit plans:
Net loss	(265)	95	(170)	(73)	27	(46)	See (2) below
Effect of foreign exchange rates	(2)	—	(2)	(1)	1	—	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(111)	39	(72)	(143)	50	(93)	See (3) below
Amortization of loss	56	(20)	36	58	(20)	38	See (3) below
Curtailment gain, net	(33)	11	(22)	(274)	98	(176)	See (3) below
Other benefit plans, net	(355)	125	(230)	(433)	156	(277)
Net unrealized gain on securities:
Unrealized loss on securities arising during the period	(8)	—	(8)	—	—	—	See (4) below
Reclassification of loss realized in net income	19	—	19	—	—	—	Other (loss) income, net
Net unrealized gain on securities	11	—	11	—	—	—
Other comprehensive loss	$(2,044)	$773	$(1,271)	$(511)	$(312)	$(823)

1.
The currency translation gain for the three and nine months ended September 30, 2016 is primarily driven by the modest weakening of the U.S. dollar (USD) against the European Euro (EUR) and the Brazilian real (BRL). The currency translation loss for the three months ended September 30, 2015 was driven by the strengthening of the USD against the BRL partially offset by the USD weakening against the EUR. The currency translation loss for the nine months ended September 30, 2015 was driven by the strengthening of the USD against both the BRL and the EURO.

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

4.
The unrealized gain (loss) on securities during the three and nine months ended September 30, 2016 is due to the re-measurement of USD denominated marketable securities held by certain foreign entities at September 30, 2016 with a corresponding offset to cumulative translation adjustment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized (Loss) Gain on Securities	Total
2016
Balance January 1, 2016	$(2,333)	$(24)	$(7,043)	$22	$(18)	$(9,396)
Other comprehensive income (loss) before reclassifications	187	21	(1,740)	(172)	(8)	(1,712)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	469	(58)	19	441
Balance September 30, 2016	$(2,146)	$8	$(8,314)	$(208)	$(7)	$(10,667)

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized (Loss) Gain on Securities	Total
2015
Balance January 1, 2015	$(919)	$(6)	$(7,895)	$262	$2	$(8,556)
Other comprehensive income (loss) before reclassifications	(1,405)	(24)	469	(46)	—	(1,006)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	407	(231)	—	183
Spin-off of Chemours	191	—	278	—	(1)	468
Balance September 30, 2015	$(2,133)	$(23)	$(6,741)	$(15)	$1	$(8,911)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 13. Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The company's cash, cash equivalents and marketable securities as of September 30, 2016 and December 31, 2015 are comprised of the following:

	September 30, 2016			December 31, 2015
	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value
Cash	$1,839	$—	$1,839	$1,938	$—	$1,938

Level 1:
Money market funds	—	—	—	550	—	550
U.S. Treasury securities[1]	—	161	161	—	788	788

Level 2:
Certificate of deposit / time deposits[2]	2,613	919	3,532	2,812	118	2,930

Total cash, cash equivalents and marketable securities	$4,452	$1,080		$5,300	$906

1.
Available-for-sale securities are reported at estimated fair value with unrealized gains and losses reported as component of accumulated other comprehensive loss. Proceeds from the sale of available-for-sale securities were $161 and $626 in the three and nine months ended September 30, 2016, respectively.

2.	Held-to-maturity investments are reported at amortized cost.

The estimated fair value of the company's cash equivalents, which approximates carrying value as of September 30, 2016 and December 31, 2015, was determined using level 1 and level 2 inputs within the fair value hierarchy. Level 1 measurements were based on observed net asset values and level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.

The estimated fair value of the held-to-maturity securities, which approximates carrying value as of September 30, 2016 and December 31, 2015, was determined using level 2 inputs within the fair value hierarchy, as described below. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity. The carrying value approximates fair value due to the short-term nature of the investments.

The estimated fair value of the available-for-sale securities as of September 30, 2016 and December 31, 2015 was determined using level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities as of September 30, 2016 and December 31, 2015 are held by certain foreign subsidiaries in which the USD is not the functional currency. The fluctuations in foreign exchange are recorded in accumulated other comprehensive loss. These fluctuations are subsequently reclassified from accumulated other comprehensive loss to earnings in the period in which the available-for-sale securities are sold and the gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

Debt
The estimated fair value of the company's total debt, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2015 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $12,040 and $9,050 as of September 30, 2016 and December 31, 2015, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	$—	$10
Commodity contracts	26	356
Derivatives not designated as hedging instruments:
Foreign currency contracts	7,758	8,065
Commodity contracts	13	70

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance	$10	$(10)	$(24)	$(6)
Additions and revaluations of derivatives designated as cash flow hedges	(2)	(13)	21	(24)
Clearance of hedge results to earnings	—	—	11	7
Ending balance	$8	$(23)	$8	$(23)

At September 30, 2016, an after-tax net gain of $7 is expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months.

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

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2016	December 31, 2015
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts and notes receivable, net	$31	$74
Total asset derivatives[1]		$31	$74
Cash collateral	Other accrued liabilities	$2	$7

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$80	$80
Commodity contracts	Other accrued liabilities	—	4
Total liability derivatives[1]		$80	$84

1.	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $25 at September 30, 2016 and $35 at December 31, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended September 30,	2016	2015	2016	2015	Income Statement Classification
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$(3)	$(22)	$—	$—	Cost of goods sold
	(3)	(22)	—	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(82)	174	Other (loss) income, net[3]
Commodity contracts	—	—	(1)	(2)	Cost of goods sold
	—	—	(83)	172
Total derivatives	$(3)	$(22)	$(83)	$172

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Nine Months Ended September 30,	2016	2015	2016	2015	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$(1)	Interest expense
Cash flow hedges:
Foreign currency contracts	—	(1)	—	10	Net sales
Commodity contracts	34	(35)	(18)	(22)	Cost of goods sold
	34	(36)	(18)	(13)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(397)	435	Other (loss) income, net[3]
Foreign currency contracts	—	—	(15)	(3)	Net sales
Commodity contracts	—	—	(11)	3	Cost of goods sold
	—	—	(423)	435
Total derivatives	$34	$(36)	$(441)	$422

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three and nine months ended September 30, 2016 and 2015, there was no material ineffectiveness with regard to the company's cash flow hedges.

3.
Gain (loss) recognized in other (loss) income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $6 and $(210) for the three months ended September 30, 2016 and 2015, respectively, and $185 and $(381) for the nine months ended September 30, 2016 and 2015, respectively. See Note 5 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 14. Long-Term Employee Benefits
Pension Plans
The workforce reductions in the first half of 2016 related to the 2016 global cost savings and restructuring plan triggered curtailments for certain of the company's pension plans, including the principal U.S. pension plan. For the principal U.S. pension plan, the company recorded curtailment losses of $63 in the nine months ended September 30, 2016, and re-measured the plan as of March 31, 2016 and June 30, 2016. The curtailment losses were driven by the changes in the benefit obligation based on the demographics of the terminated positions partially offset by accelerated recognition of a portion of the prior service benefit. In connection with the re-measurement, the company updated the discount rate assumed at December 31, 2015 from 4.47 percent to 3.74 percent as of June 30, 2016. The re-measurement increased the underfunded status of the principal U.S. pension plan by $2,352 with a corresponding increase in net loss within other comprehensive loss for the nine months ended September 30, 2016. In addition, the company recorded $15 and $51 of settlement charges during the three and nine months ended September 30, 2016 related to the company's Pension Restoration Plan which provides for lump sum payments to certain eligible retirees. During the three and nine months ended September 30, 2015, the company recorded $44 of settlement charges related to the Pension Restoration Plan, of which $32 related to settlements that occurred in prior periods.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$44	$50	$133	$179
Interest cost	189	270	612	815
Expected return on plan assets	(327)	(375)	(996)	(1,180)
Amortization of loss	229	172	605	591
Amortization of prior service benefit	(2)	(3)	(5)	(6)
Curtailment (gain) loss, net	(1)	(7)	65	(7)
Settlement loss	22	44	60	53
Net periodic benefit cost - Total	$154	$151	$474	$445
Less: Discontinued operations	—	(7)	(4)	(5)
Net periodic benefit cost - Continuing operations	$154	$158	$478	$450

Other Long-Term Employee Benefit Plans
As a result of the workforce reductions noted above, curtailments were triggered for the company's other long term employee benefit plans. The company recorded curtailment gains of $33 for the nine months ended September 30, 2016 and re-measured the associated plans as of March 31, 2016 and June 30, 2016. The curtailment gains were driven by accelerated recognition of a portion of the prior service benefit partially offset by the change in the benefit obligation based on the demographics of the terminated positions. In connection with the re-measurement, the company updated the associated plans’ weighted average discount rate assumed at December 31, 2015 from 4.30 percent to 3.55 percent as of June 30, 2016. The re-measurement resulted in a net increase of $265 to the company’s other long-term employee benefit obligation with a corresponding increase to net loss within other comprehensive loss for the nine months ended September 30, 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$2	$3	$9	$12
Interest cost	20	28	64	83
Amortization of loss	21	20	56	58
Amortization of prior service benefit	(36)	(39)	(111)	(143)
Curtailment gain, net	—	(274)	(33)	(274)
Net periodic benefit cost - Total	$7	$(262)	$(15)	$(264)
Less: Discontinued operations	—	(274)	—	(272)
Net periodic benefit cost - Continuing operations	$7	$12	$(15)	$8

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

Three Months Ended September 30,	Agriculture[1]	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials	Protection Solutions	Other	Total
2016
Net sales	$1,119	$493	$392	$823	$1,334	$722	$34	$4,917
Operating earnings	(189)	108	78	135	371	162	(58)	607

2015
Net sales	$1,093	$532	$374	$810	$1,302	$723	$39	$4,873
Operating earnings	(210)	104	61	102	317	146	(87)	433

Nine Months Ended September 30,	Agriculture[1]	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials	Protection Solutions	Other	Total
2016
Net sales	$8,123	$1,439	$1,099	$2,459	$3,918	$2,237	$108	$19,383
Operating earnings	1,777	260	203	369	969	526	(167)	3,937

2015
Net sales	$8,248	$1,577	$1,081	$2,449	$4,021	$2,319	$136	$19,831
Operating earnings	1,700	272	165	288	935	494	(164)	3,690

1.
As of September 30, 2016, Agriculture net assets were $10,121, an increase of $3,370 from $6,751 at December 31, 2015. The increase was primarily due to higher trade receivables related to normal seasonality in the sales and cash collections cycle.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Reconciliation to interim Consolidated Income Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total segment operating earnings	$607	$433	$3,937	$3,690
Significant pre-tax (charges) benefits not included in segment operating earnings	(172)	147	(166)	255
Non-operating pension and other postretirement employee benefit costs	(114)	(115)	(321)	(288)
Net exchange (losses) gains[1]	(76)	(36)	(212)	54
Corporate expenses[2,3,4,5]	(208)	(120)	(48)	(439)
Interest expense[6]	(93)	(82)	(278)	(260)
(Loss) income from continuing operations before income taxes	$(56)	$227	$2,912	$3,012

1.
Includes a charge of $(40) associated with re-measuring the company's Ukrainian hryvnia net monetary assets in the nine months ended September 30, 2015, which was recorded in other (loss) income, net in the company's interim Consolidated Income Statements.

2.
Includes transaction costs associated with the planned merger with Dow and related activities of $(122) and $(222) in the three and nine months ended September 30, 2016, which were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements. See Note 2 for additional information.

3.
Includes a gain of $369 associated with the sale of DuPont (Shenzhen) Manufacturing Limited entity, which held certain buildings and other assets. The gain was recorded in other (loss) income, net, in the company's interim Consolidated Income Statement for the nine months ended September 30, 2016. See Note 3 for additional information.

4.
Includes a $(3) and $57 net (charge) benefit recorded in employee separation / asset related charges, net in the three and nine months ended September 30, 2016, respectively, associated with the 2016 global cost savings and restructuring plan. See Note 4 for additional information.

5.
Includes transaction costs associated with the separation of the Performance Chemicals segment of $(9) and $(26) in the three and nine months ended September 30, 2015, which were recorded in other operating charges in the company's interim Consolidated Income Statements. See Note 3 for additional information.

6.
Includes transaction costs of $(20) in the nine months ended September 30, 2015, associated with the early retirement of debt exchanged for the notes received from Chemours in May 2015. These costs were recorded in interest expense in the company's interim Consolidated Income Statements. See Note 3 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating Earnings
The three and nine months ended September 30, 2016 and 2015, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Agriculture[1,2,3,5]	$(13)	$147	$(51)	$178
Electronics & Communications[2,5]	(2)	—	13	11
Industrial Biosciences[2,5,7]	(158)	—	(154)	(1)
Nutrition & Health[2,5]	(1)	—	12	(4)
Performance Materials[2,5]	2	—	7	(2)
Protection Solutions[2,5,6]	—	—	10	113
Other[2,4,5]	—	—	(3)	(40)
	$(172)	$147	$(166)	$255

1.
The nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, includes $30, $147 and $182, respectively, of net insurance recoveries recorded in other operating charges for recovery of costs for customer claims related to the use of the Imprelis® herbicide. Includes $23 for reduction in accrual recorded in other operating charges for the nine months ended September 30, 2016, for customer claims related to the use of the Imprelis® herbicide.

2.
The company recorded a $(17) and $71 net restructuring (charge) benefit in employee separation / asset related charges, net for the three and nine months ended September 30, 2016, respectively, associated with the 2016 global cost savings and restructuring program. See Note 4 for additional information.

3.
Includes a $(75) restructuring charge recorded in employee separation / asset related charges, net for the nine months ended September 30, 2016, related to the decision not to re-start the insecticide manufacturing facility at the La Porte site located in La Porte, Texas. See Note 4 for additional information.

4.
Includes a $(37) pre-tax impairment charge recorded in employee separation / asset related charges, net for a cost basis investment for the nine months ended September 30, 2015. See Note 4 for additional information.

5.
The company recorded a $(2) net adjustment to the estimated costs associated with the 2014 restructuring program, in employee separation / asset related charges, net for the nine months ended September 30, 2015. These adjustments were primarily due to the identification of additional projects in certain segments, offset by lower than estimated individual severance costs and workforce reductions achieved through non-severance programs. See Note 4 for additional information.

6.	Includes a gain of $112, net of legal expenses, recorded in other (loss) income, net related to the company's settlement of a legal claim for the nine months ended September 30, 2015.

7.
The company recorded a $(158) charge in employee separation / asset related charges, net, for the three and nine months ended September 30, 2016, related to the write-down of indefinite lived intangible assets. See Note 4 for additional information.

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

Recent Developments
DuPont Dow Merger of Equals
On December 11, 2015, DuPont and The Dow Chemical Company (Dow) announced entry into an Agreement and Plan of Merger (the Merger Agreement), under which the companies will combine in an all-stock merger of equals (the Merger Transaction), subject to satisfaction of customary closing conditions, including receipt of regulatory approval. The combined company will be named DowDuPont Inc. (DowDuPont). DuPont's special meeting of stockholders was held on July 20, 2016, which resulted in a vote for adoption of the Merger Agreement and approval of related matters. See Note 2 to the interim Consolidated Financial Statements for additional information.

On August 11, 2016, DuPont and Dow confirmed that the European Commission had initiated a Phase II review of the proposed merger under the European Union Merger Regulation. Phase II generally provides the Commission with 90 working days to review the pending transaction. On September 2, 2016, DuPont and Dow mutually agreed to grant the European Commission an extension of 10 working days in connection with its Phase II review. The European Commission subsequently announced that it suspended its review pending receipt of additional information. After receiving the additional information, the European Commission resumed its review in late September 2016. As a result, the European Commission could take until early February 2017 to complete its review. DuPont and Dow continue to work constructively with regulators to address questions and obtain approval, and to prepare for closing as soon as possible after closing conditions have been met. Consummation of the Merger Transaction is contingent on satisfaction of customary closing conditions, including the receipt of regulatory approval from the U.S., European Union, China, Brazil and Canada. In the event that regulators in these key jurisdictions utilize their respective full allotted time to complete review and approval of the Merger Transaction, closing would be expected to occur in the first quarter of 2017.

Following the consummation of the merger, DuPont and Dow intend to pursue, subject to the receipt of approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions. Dow and DuPont currently anticipate that the intended business separation transactions will occur in about 18 months after the merger is consummated.

During the three and nine months ended September 30, 2016, the company has incurred $122 million and $222 million, respectively, of costs in connection with the planned merger with Dow. These costs were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements and primarily include financial advisory, legal, accounting, consulting and other advisory fees and expenses. For full-year 2016, the company now expects to incur about $390 million ($0.37 per share) of transaction costs related to the planned merger with Dow and related activities as the timing of when certain costs will be incurred is contingent on when the Merger Transaction closes.

2016 Global Cost Savings and Restructuring Plan
In December 2015, DuPont announced a 2016 global cost savings and restructuring plan designed to reduce $730 million in costs in 2016 compared with 2015, which represents a reduction of operating costs on a run-rate basis of about $1.0 billion by end of 2016. As part of the plan, the company committed to take structural actions across all businesses and staff functions globally to operate more efficiently by further consolidating businesses and aligning staff functions more closely with them. In connection with the restructuring actions, the company recorded a pre-tax charge to earnings of $798 million in the fourth quarter of 2015, comprised of $656 million of severance and related benefit costs, $109 million of asset related charges, and $33 million of contract termination costs. During the nine months ended September 30, 2016, in connection with the restructuring actions, the company recorded a net pre-tax benefit to earnings of $71 million, comprised of a reduction of $135 million in severance and related benefit costs, offset by $53 million of asset related charges, and $11 million of contract termination costs. The reduction in severance and related benefit costs was driven by elimination of positions at a lower cost than expected. The 2016 global cost savings and restructuring plan is on track to deliver $730 million in cost reductions in 2016 versus prior year.

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

Results of Operations
Overview
The following is a summary of the results of continuing operations for the three months ended September 30, 2016:

•	Net Sales were $4.9 billion, 1 percent above the same period last year, as a 3 percent volume increase was partly offset by 2 percent lower local prices.

•	Segment operating earnings increased in all reportable segments due to cost savings and higher volumes. Operating margins expanded in all reportable segments.

•
Third quarter results included pre-tax charges of $158 million associated with intangible asset impairments and $122 million for costs in connection with the planned merger with Dow. Third quarter results in the prior year included a $147 million pre-tax benefit for insurance recoveries.

•	Income from continuing operations after taxes was $13 million versus $131 million for the same period in the prior year.

The following is a summary of the results of continuing operations for the nine months ended September 30, 2016:

•
Net Sales were $19.4 billion, 2 percent below the same period last year principally due to a 2 percent negative currency impact from the stronger U.S. dollar. Volume increased 1 percent offsetting a 1 percent price decline.

•	Segment operating earnings increased in most of the reportable segments on cost savings.

•	Income from continuing operations after taxes was $2.3 billion, up 7 percent from $2.1 billion for same the period in the prior year.

•	The 2016 cost savings and restructuring plan is on track to deliver $730 million in cost reductions in 2016 versus prior year.

Net Sales
Net sales for the three months ended September 30, 2016 were $4.9 billion, increasing 1 percent from the prior year as a 3 percent volume increase was partly offset by 2 percent lower local prices. Volume growth reflects increases in most of the reportable segments, with 6 percent increases in North America and Asia Pacific. Currency impact on sales was negligible as the stronger Brazilian real and Japanese yen offset the weaker Chinese yuan and currencies in developing EMEA. The 2 percent decline in local price and product mix principally reflects lower price for crop protection products and the pass-through of lower raw material costs. Net sales of $2.0 billion in developing markets, which include China, India, and countries in Latin America, Eastern and Central Europe, Middle East, Africa, and Southeast Asia, increased 2 percent with 2 percent higher volume.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended September 30, 2016		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2015	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$4.9	1	(2)	—	3	—
U.S. & Canada	1.6	1	(4)	—	6	(1)
Europe, Middle East & Africa (EMEA)	1.1	(5)	—	(2)	(2)	(1)
Asia Pacific	1.4	7	(1)	—	6	2
Latin America	0.8	—	(1)	4	(3)	—

Net sales for the nine months ended September 30, 2016 were $19.4 billion, 2 percent below $19.8 billion in the prior year, reflecting 1 percent higher volume more than offset by 1 percent lower prices and a 2 percent negative currency impact. Currency impact primarily reflects the weaker Brazilian real, Euro and Chinese yuan. Volume primarily reflects growth in the Asia Pacific region and for Industrial Biosciences, Performance Materials, Nutrition & Health, and Agriculture. The 1 percent decline in local price and product mix principally reflects the pass-through of lower raw material costs and lower prices for ethylene. Net sales in developing markets of $6.2 billion increased 1 percent from prior year, as a negative currency impact, largely due to the weaker Brazilian real and weaker currencies in developing EMEA, were offset by volume growth, principally from increased sales in developing Asia and higher seed volume in Latin America. Sales in developing markets represent 32 percent of total company sales, increasing from 31 percent last year.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Nine Months Ended September 30, 2016		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2015	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$19.4	(2)	(1)	(2)	1	—
U.S. & Canada	8.7	(2)	(2)	—	1	(1)
Europe, Middle East & Africa (EMEA)	4.6	(6)	1	(3)	(3)	(1)
Asia Pacific	4.3	1	(2)	(2)	3	2
Latin America	1.8	(4)	1	(5)	1	(1)

Cost of Goods Sold (COGS)
COGS totaled $3.1 billion for the third quarter 2016, flat versus the prior year. Lower costs for raw materials offset an increase from higher volume. COGS as a percentage of sales was 63 percent, unchanged from the prior year.

COGS for the nine months ended September 30, 2016 was $11.3 billion versus $11.7 billion in the prior year, a 3 percent decrease, principally due to lower raw material costs and the strengthening of the U.S. dollar versus global currencies. COGS as a percentage of sales was 58 percent versus 59 percent in the prior year, the improvement primarily due to lower costs noted above.

Other Operating Charges
Other operating charges of $176 million for the third quarter 2016 increased from $91 million in the prior year, primarily due to the absence of $147 million in Imprelis® herbicide insurance recoveries received in the prior year period offset by lower environmental costs, lower costs related to the 2016 cost savings and restructuring plan and the absence of separation costs associated with the separation of Performance Chemicals.

For the nine months ended September 30, 2016, other operating charges were $504 million versus $413 million in the prior year, an increase of $91 million reflecting lower Imprelis® herbicide insurance recoveries, partly offset by a reduction in the estimated liability related to Imprelis® herbicide claims and the absence of separation costs associated with the separation of Performance Chemicals.

Selling, General and Administrative Expenses (SG&A)
SG&A for the third quarter 2016 decreased $30 million or 3 percent to $1,016 million versus the prior year. Lower costs related to the 2016 cost savings and restructuring plan were largely offset by $122 million of costs associated with the planned merger with Dow. SG&A was approximately 21 percent of net sales for the third quarter 2016 and 2015.

SG&A for the nine months ended September 30, 2016 was $3,355 million versus $3,540 million in the prior year. The decrease was primarily due to lower costs related to the 2016 cost savings and restructuring plan and the strengthening of the U.S. dollar versus global currencies, partially offset by $222 million of costs associated with the planned merger with Dow. SG&A was approximately 17 percent and 18 percent of net sales for the nine months ended September 30, 2016 and 2015, respectively. The decrease as a percentage of net sales was primarily driven by a decrease in cost.

Research and Development Expense (R&D)
R&D totaled $410 million and $441 million for the third quarter 2016 and 2015, respectively. Year-to-date R&D totaled $1,260 million and $1,415 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in both periods was primarily due to lower costs related to the 2016 cost savings and restructuring plan and strengthening of the U.S. dollar versus global currencies. R&D was approximately 8 percent and 9 percent of net sales for the third quarter 2016 and 2015, respectively. R&D was approximately 7 percent of net sales for the nine months ended September 30, 2016 and 2015.

Other (Loss) Income, Net
Other (loss) income, net, totaled $(16) million for the third quarter 2016 compared to $98 million in the prior year, a decrease of $114 million due to the absence of gains on sales of businesses and other assets and an increase in net pre-tax exchange losses.

For the nine months ended September 30, 2016, other (loss) income, net, was $407 million compared to $552 million in the prior year, a decrease of $145 million. A gain of $369 million associated with the sale of DuPont (Shenzhen) Manufacturing Limited entity was partially offset by an increase in net pre-tax exchange losses of $266 million and the absence of a prior year gain for settlement of a legal claim. The increase in net pre-tax exchange losses was driven by losses on foreign currency exchange contracts.

See Notes 5 and 13 to the interim Consolidated Financial Statements for further discussion of the company's policy of hedging the foreign currency-denominated monetary assets and liabilities.

Interest Expense
Interest expense totaled $93 million and $82 million in the third quarter 2016 and 2015, respectively, an increase of $11 million, primarily due to higher borrowings and lower capitalized interest related to construction projects.

For the nine months ended September 30, 2016, interest expense was $278 million versus $260 million in the prior year, reflecting lower capitalized interest related to construction projects, partially offset by the absence of a $20 million premium paid on the early retirement of DuPont debt in 2015.

Employee Separation / Asset Related Charges, Net
Employee separation / asset related charges, net totaled $172 million during the third quarter 2016, due to a $158 million impairment charge related to indefinite-lived intangible trade names within the Industrial Biosciences segment and a $14 million charge associated with the 2016 global cost savings and restructuring plan. The impairment charge was the result of realignment of brand marketing strategies and a determination to phase out the use of certain acquired trade names.

For the nine months ended September 30, 2016, employee separation / asset related charges, net was $159 million versus $40 million in the prior year, due to a $158 million impairment charge related to indefinite-lived intangible tradenames and a $1 million net charge associated with the 2016 global cost savings and restructuring plan. A net benefit of $74 million was primarily driven by a reduction in severance and related benefit costs in the 2016 global cost savings and restructuring plan. The reduction in severance and related benefit costs was driven by the elimination of positions at a lower cost than expected as a result of redeployments and attrition as well as lower than estimated individual severance costs. This was offset by a $75 million charge in the first quarter related to the decision not to re-start the insecticide manufacturing facility at the La Porte site located in La Porte, Texas. The nine months ended September 30, 2015 included a $38 million charge related to cost investment impairments and a $2 million net restructuring charge related to the 2014 restructuring program.

See Note 4 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The company's effective tax rate for the third quarter 2016 was 123.2 percent on a pre-tax (loss) from continuing operations of $(56) million as compared to 42.3 percent on pre-tax income from continuing operations of $227 million in 2015. The higher effective tax rate is primarily driven by the impact of costs associated with the planned merger with Dow and related activities, in addition to the impact of the impairment of indefinite lived intangible assets within the Industrial Biosciences segment. These impacts were partially offset by favorable geographic mix of earnings as well as the impact of the certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions.

The company's effective tax rate for the nine months ended September 30, 2016 was 22.1 percent on pre-tax income from continuing operations of $2.9 billion as compared to 29.4 percent on pre-tax income from continuing operations of $3.0 billion in 2015. The lower effective tax rate is primarily driven by the impact of the certain net exchange gains recognized on the remeasurement of the net monetary asset positions which were not taxable in their local jurisdictions, partially offset by the tax consequences of the gain on the sale of an entity in the first quarter 2016.

See Note 6 to the interim Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Summarized below are comments on individual segment net sales and operating earnings for the three and nine month period ended September 30, 2016 compared with the same period in 2015. Segment operating earnings is defined as income (loss) from continuing operations before income taxes excluding significant pre-tax benefits (charges), non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Non-operating pension and other postretirement employee benefit costs includes all of the components of net periodic benefit costs from continuing operations with the exception of the service cost component. See Note 15 to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating earnings. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating earnings to (loss) income from continuing operations before income taxes for the three and nine month periods ended September 30, 2016 and 2015 is included in Note 15 to the interim Consolidated Financial Statements.

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

The following table summarizes third quarter and year-to-date 2016 segment net sales and related variances versus prior year:

	Three Months Ended
	September 30, 2016		Percentage Change Due to:
	Segment Net Sales ($ Billions)	Percent Change vs. 2015	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$1.1	2	(3)	2	4	(1)
Electronics & Communications	0.5	(7)	(1)	—	(6)	—
Industrial Biosciences	0.4	5	—	(1)	5	1
Nutrition & Health	0.8	2	(1)	(1)	4	—
Performance Materials	1.3	2	(2)	—	4	—
Protection Solutions	0.7	—	(1)	—	1	—

	Nine Months Ended
	September 30, 2016		Percentage Change Due to:
	Segment Net Sales ($ Billions)	Percent Change vs. 2015	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$8.1	(2)	1	(3)	1	(1)
Electronics & Communications	1.4	(9)	(2)	(1)	(6)	—
Industrial Biosciences	1.1	2	—	(2)	3	1
Nutrition & Health	2.5	—	(1)	(2)	3	—
Performance Materials	3.9	(3)	(4)	(1)	2	—
Protection Solutions	2.2	(4)	(1)	(1)	(2)	—

Agriculture -Third quarter 2016 segment net sales of $1,119 million increased $26 million, or 2 percent, primarily due to higher volumes and a benefit from currency, partially offset by lower local price and portfolio changes. Increased seed volumes were partially offset by lower fungicide and insecticide volumes. Increased seed prices were more than offset by lower crop protection prices. Seed sales were up 10 percent and crop protection sales were down 4 percent. A seasonal operating loss of $189 million improved $21 million, or 10 percent, as cost savings, higher volumes and a $28 million benefit from currency were partially offset by lower local price and higher product costs. Prior year operating earnings included $27 million for gains on the sales of assets and $21 million benefit related to an adjustment for prior periods’ cost of golds sold.

Year-to-date segment net sales of $8,123 million decreased $125 million, or 2 percent, primarily due to the negative impact of currency as well as an impact of portfolio changes, partially offset by higher volumes and local price. Increased corn seed volumes in Latin America and North America due to higher acreage, were partially offset by lower insecticide volumes due to continued low pest pressure and higher inventories, and soybean seed and fungicide volumes. Increases in local prices were driven by improved mix from new seed products and pricing actions to offset currency for crop protection products. Operating earnings of $1,777 million increased $77 million, or 5 percent, primarily due to cost savings and higher local price and product mix, partially offset by a $91 million negative impact from currency and the negative impact from the shutdown of the La Porte manufacturing facility due to lost sales, fixed overhead costs and inventory write-offs.

Electronics & Communications - Third quarter 2016 segment net sales of $493 million decreased $39 million, or 7 percent, primarily due to lower demand, driven by declines in Tedlar® film for photovoltaics, and continued weakness in the consumer electronics market, as well as lower local price. Operating earnings of $108 million increased $4 million, or 4 percent, as cost savings more than offset lower sales.

Year-to-date segment net sales of $1,439 million decreased $138 million, or 9 percent, due to lower demand for products for the consumer electronics market, competitive pressures impacting Solamet® paste, and volume declines in Tedlar® film for photovoltaics. Operating earnings of $260 million decreased $12 million, or 4 percent, as lower sales and a $16 million litigation expense were partially offset by cost savings.

Industrial Biosciences - Third quarter 2016 segment net sales of $392 million increased $18 million, or 5 percent, due to increased demand in bioactives and biomaterials, primarily from growth in home and personal care and the apparel market, and the impact of portfolio changes, partially offset by a negative impact of currency. Operating earnings of $78 million increased $17 million, or 28 percent, primarily due to higher sales and cost savings.

Year-to-date segment net sales of $1,099 million increased $18 million, or 2 percent, as increased demand in bioactives and biomaterials was partially offset by lower volumes in clean technologies and the negative impact of currency. Operating earnings of $203 million increased $38 million, or 23 percent, as cost savings, higher sales and the absence of cost from the write-off of a prior year acquisition related indemnification asset in clean technologies were partially offset by the negative impact of currency.

Nutrition & Health - Third quarter 2016 segment net sales of $823 million increased $13 million, or 2 percent, due to broad-based volume growth led by probiotics, cultures and ingredient systems, partially offset by lower local price and the negative impact of currency. Operating earnings of $135 million increased $33 million, or 32 percent, on cost savings, volume growth, and lower product costs.

Year-to-date segment net sales of $2,459 million remained about flat from prior year due to broad-based volume growth led by probiotics, specialty proteins and ingredient systems offset by the negative impact of currency and lower local price. Operating earnings of $369 million increased $81 million, or 28 percent, as cost savings and volume growth were partially offset by a negative impact of currency.

Performance Materials - Third quarter 2016 segment net sales of $1,334 million increased $32 million, or 2 percent, as increased demand for polymers in Asia Pacific automotive markets, primarily in China, were partially offset by lower prices driven by pricing pressure for raw materials pass-through. Operating earnings of $371 million increased $54 million, or 17 percent, as cost savings, increased volumes and lower product costs more than offset the absence of a $16 million net benefit from a joint venture and a $14 million negative impact from currency.

Year-to-date segment net sales of $3,918 million decreased $103 million, or 3 percent, due to lower local price driven by pricing pressure for raw materials pass-through and the negative impact from currency, partially offset by increased demand for polymers in automotive markets. Operating earnings of $969 million increased $34 million, or 4 percent, as cost savings and increased demand more than offset a $49 million negative impact from currency.

Protection Solutions - Third quarter 2016 segment net sales of $722 million were flat with prior year, as increased volumes driven by increased demand in Tyvek® protective materials and Corian® and Zodiaq® solid surfaces, primarily in North America, were offset by lower volume in Nomex® thermal-resistant fiber and Kevlar® high-strength material driven by weakness in the oil and gas industry and in military spending, as well as unfavorable mix. Operating earnings of $162 million increased $16 million, or 11 percent, driven by cost savings and increased volumes, partially offset by a negative currency impact.

Year-to-date segment net sales of $2,237 million decreased $82 million, or 4 percent, due to lower volume, the negative impact of currency, and unfavorable mix. Volume declines in Nomex® thermal-resistant fiber, Kevlar® high-strength material, and Tyvek® protective material, were driven by weakness in the oil and gas industry, military, and industrial market demand. Operating earnings of $526 million increased $32 million, or 6 percent, as cost savings and lower raw materials costs were partially offset by lower sales and a negative impact from currency.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2015 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the nine months ended September 30, 2016.

(Dollars in millions)	September 30, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$5,532	$6,206
Total debt	11,356	8,807

The company's cash, cash equivalents and marketable securities at September 30, 2016 and December 31, 2015 are $5.5 billion and $6.2 billion, respectively. The $0.7 billion decrease was primarily due to share repurchases, dividend payments, purchases of property, plant and equipment and the company's seasonal working capital needs primarily funded with increased short term borrowings.

Total debt as of September 30, 2016 was $11.4 billion, a $2.5 billion increase from $8.8 billion as of December 31, 2015, due primarily to borrowings under the Term Loan Facility and the Repurchase Facility, discussed below, as well as increased commercial paper borrowings, partially offset by repayments for debt maturities. The increase in total debt from December 31, 2015 is primarily due to normal seasonal working capital requirements.

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (the Term Loan Facility). DuPont may make up to seven term loan borrowings within one year of the closing date and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and share repurchases. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. As of September 30, 2016, the company had borrowed $0.5 billion and had unused commitments of $4 billion under the Term Loan Facility.

In addition, in March 2016, the company amended the existing revolving credit facility to reduce the aggregate principal amount of commitments from $4 billion to $3 billion consistent with lower expected commercial paper borrowings.

The Term Loan Facility and the amended revolving credit facility contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to DuPont’s long-term public debt. The Term Loan Facility and the amended revolving credit facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667. At September 30, 2016, the company was in compliance with this financial covenant.

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

Summary of Cash Flows
Cash used for operating activities was $1.1 billion for the nine months ended September 30, 2016 compared to $1.8 billion during the same period in 2015. The decrease in cash used for operations was primarily due to lower working capital and lower tax payments, partially offset by increased employer pension contributions.

Cash used for investing activities was $1.1 billion for the nine months ended September 30, 2016 essentially flat compared to the same period last year.  Reduced purchases of property, plant and equipment and businesses, proceeds received from the sale of an entity and the sale of securities was offset by foreign currency contract settlements in 2016 versus cash received for settlements in 2015.  About half of the reduction in purchases of property, plant and equipment is due to the absence of Chemours in 2016.

Cash provided by financing activities was $1.3 billion for the nine months ended September 30, 2016, compared to $0.4 billion cash used during the same period last year. The $1.7 billion increase in cash provided by financing activities was primarily due to reduced common stock repurchases and lower dividends, partially offset by lower borrowings and lower proceeds from the exercise of stock options.

Dividends paid to shareholders during the nine months ended September 30, 2016 totaled $1 billion. In October 2016, the Board of Directors declared a fourth quarter common stock dividend of $0.38 per share. The company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan that replaced the 2011 plan. During the nine months ended September 30, 2015, the company purchased and retired 4.6 million shares in the open market for a total cost of $353 million, which offset the dilution from employee compensation plans in the first and second quarter of 2015. There were no share repurchases under this plan through third quarter 2016. There is no required completion date for the remaining stock purchases.

In the first quarter 2015, DuPont announced its intention to buy back shares of about $4 billion using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2 billion to be purchased and retired by December 31, 2015, which was completed during 2015, with the remainder to be purchased and retired by December 31, 2016. As a result of the planned merger with Dow, the company’s opportunity to repurchase shares was restricted until after the July 20, 2016 shareholder vote on the merger, and therefore  there were no share repurchases under this plan in the first or second quarter 2016. During the third quarter 2016, the company was able to enter the market and purchased 6 million shares at a total cost of $416 million. During the fourth quarter of 2016, the company will evaluate the opportunities to enter the market and plans to make additional repurchases; however, the company will not complete the remainder of the $2 billion stock buyback by year-end 2016.

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

As of September 30, 2016, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

La Porte Plant, La Porte, Texas - EPA Multimedia Inspection
The U.S. Environmental Protection Agency (EPA) conducted a multimedia inspection at the La Porte facility in January 2008. DuPont, EPA and the Department of Justice (DOJ) began discussions in the fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These negotiations continue.

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, DuPont began discussions with DOJ and EPA related to multimedia inspections that EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. These negotiations continue.

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014 there was a release of methyl mercaptan at the company’s La Porte facility. The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont continues to cooperate with governmental agencies, including EPA and DOJ, still conducting investigations. These investigations could result in sanctions and penalties against the company.

La Porte Plant, La Porte, Texas - OSHA Release Incident Citations
In May 2015, the Occupational Safety & Health Administration (OSHA) cited the company in connection with the November 2014 release for 14 violations (twelve serious, one repeat and one other-than-serious) with an aggregate associated penalty of $99,000. The company and OSHA are in discussions about this matter.

La Porte Plant, La Porte, Texas - OSHA Process Safety Management (PSM) Audit
In 2015, OSHA conducted a PSM audit of the Crop Protection and Fluoroproducts units at the La Porte Plant. In July 2015, OSHA cited the company for three willful, one repeat and five serious PSM violations and placed the company in its Severe Violator Enforcement Program. OSHA has proposed an aggregate penalty of $273,000. The company and OSHA are in discussions about this matter.

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

In the first quarter 2015, DuPont announced its intention to buy back shares of about $4 billion using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2 billion to be purchased and retired by December 31, 2015 with the remainder to be purchased and retired by December 31, 2016. During 2015, the company purchased and retired 35 million shares through a $2 billion accelerated share repurchase agreement. During third quarter 2016, the company purchased and retired 6 million shares in the open market. During the fourth quarter of 2016, the company will evaluate the opportunities to enter the market and plans to make additional repurchases; however, the company will not complete the remainder of the $2 billion stock buyback by year-end 2016.

See Part I, Item 2 on page 45 of this report and Note 12 to the interim Consolidated Financial Statements for additional information.

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended September 30, 2016:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Value of Shares that May Yet Be Purchased Under the Programs(1) (Dollars in millions)
August:
Open Market Purchases	2,492,419	$69.65	2,492,419
September:
Open Market Purchases	3,520,804	$68.71	3,520,804
Total	6,013,223		6,013,223	$4,231

[1]	Represents approximate value of shares that may yet be purchased under the 2014 and 2015 plans.

Item 5. OTHER INFORMATION
On December 11, 2015, DuPont and Dow announced entry into the Merger Agreement, under which the companies will combine in an all-stock, merger of equals, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of regulatory approval or clearance from certain governmental authorities, including those in the United States, European Union, China and Brazil. The combined company will be named DowDuPont. Following the consummation of the Merger Transaction, the combined company intends to pursue, subject to the receipt of approval by the board of directors of DowDuPont and any required regulatory approvals, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions (collectively, the Business Separations). See Note 2 to the interim Consolidated Financial Statements and page 36 for additional information.)

In anticipation of and to facilitate the Business Separations, DuPont is planning for the internal separation of the three businesses, both domestically and internationally, through a series of transactions that are intended to be tax-efficient from both a United States and foreign perspective (collectively, the DuPont Internal Separations).

The DuPont Internal Separations are currently expected to consist of two phases: (i) a series of internal transactions undertaken by DuPont to separate the three businesses underneath DuPont including multiple distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code, followed by (ii) internal distributions by DuPont, as a subsidiary of DowDuPont, to DowDuPont of entities owning two of the three businesses, which distributions are intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code. The DuPont Internal Separations are expected to occur in the United States and in (or involving entities domiciled in) various jurisdictions, including (but not limited to) Australia, Brazil, Canada, China, Colombia, Hong Kong, India, Japan, Korea, Luxembourg, Mexico, Netherlands, Russia, Singapore, Spain, Switzerland, Taiwan, and Thailand. Following the completion of the DuPont Internal Separations, DuPont expects that DowDuPont will effectuate the Business Separations by means of distributions to its public shareholders of the capital stock of two entities each owning one of the three businesses, in distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code.

The DuPont companies, or their successors, that are anticipated to be distributing corporations in the DuPont Internal Separations include the following: New Asia Holdco B.V.; DuPont China Holding Company Limited; Du Pont China Limited (HK); Du Pont Apollo (Shenzhen) Limited; E.I. DuPont India Private Limited; DuPont Kabushiki Kaisha; DuPont Specialty Products KK; DuPont - Toray Company, Ltd; Du Pont Company (Singapore) Pte Ltd; DuPont Taiwan Ltd; DuPont International BV; DuPont Textiles & Interiors Delaware, Ltd; DuPont (Thailand) Co, Ltd; DuPont do Brasil S.A.; DuPont Holdco Spain III SL; DuPont de Colombia, S.A ; DuPont Mexicana, S de RL de CV; DuPont Corporaciones S de RL de CV; DuPont Latin America, Inc; DuPont Science and Technologies LLC ; DuPont Asturias, S.L.; DuPont de Nemours International S.a.r.l; DuPont Technology (Luxembourg) S.a.r.l; DPC (Luxembourg) S.a.r.l; DuPont Contern (Luxembourg) S.a.r.l; DuPont Acquisition (Luxembourg) S.a.r.l; DuPont Holding Netherlands BV; DuPont C.H. (f/k/a DuPont Korea Y.H.); SP Korea, LLC; DuPont Operations Inc; DuPont Chemical and Energy Operations, Inc; E. I. du Pont de Nemours and Company; PM Diamond, Inc; 1811324 Ontario Limited, Hickory Holdings, Inc.; DuPont Asia Pacific, Inc., and Pioneer Hi-Bred International, Inc.

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	October 25, 2016

By:	/s/ Nicholas C. Fanandakis

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

10.6*
Company’s Equity and Incentive Plan, as amended and restated effective March 14, 2016 (incorporated by reference to Exhibit 10.6 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2016).

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