Form 10-K
period 2016-12-31
DUPONT E I DE NEMOURS & CO
filed 2017-02-02
CIK 30554

2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
        The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2016, was approximately $56.6 billion.
        As of January 31, 2017, 864,574,000 shares (excludes 87,041,000 shares of treasury stock) of the company's common stock, $0.30 par value, were outstanding.
Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated By Reference In Part No.
The company's 2017 Annual Meeting Proxy Statement to be filed within 120 days of the company's fiscal year ended December 31, 2016.	III

E. I. du Pont de Nemours and Company
Form 10-K
Table of Contents
The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.
Note on Incorporation by Reference
Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company's definitive 2016 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

Part I

ITEM 1.  BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. Today, DuPont is helping customers find solutions to capitalize on areas of growing global demand — enabling more, safer, nutritious food; creating high-performance, cost-effective and energy efficient materials for a wide range of industries; and increasingly delivering renewably sourced bio-based materials and fuels. Total worldwide employment at December 31, 2016 was about 46,000 people. The company has operations in about 90 countries worldwide and 61 percent of consolidated net sales are made to customers outside the United States of America (U.S.). See Note 20 to the Consolidated Financial Statements for additional details on the location of the company's sales and property.

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

DuPont Dow Merger of Equals
On December 11, 2015, DuPont and The Dow Chemical Company (Dow) announced entry into an Agreement and Plan of Merger (the Merger Agreement), under which the companies will combine in an all-stock merger of equals (the Merger Transaction) subject to satisfaction of customary closing conditions, including receipt of regulatory approval. Subject to the terms and conditions of the Merger Agreement, (i) Dow Merger Sub, a Delaware corporation that was formed on December 9, 2015, as a wholly owned subsidiary of DowDuPont Inc., a company jointly owned by Dow and DuPont, (DowDuPont) will be merged with and into Dow, with Dow surviving as a subsidiary of DowDuPont, (the Dow Merger), and (ii) DuPont Merger Sub, a Delaware corporation that was formed on December 9, 2015 as a wholly owned subsidiary of DowDuPont, will be merged with and into DuPont, with DuPont surviving the merger as a subsidiary of DowDuPont, (the DuPont Merger and, together with the Dow Merger, the Mergers). As a result of the Mergers, among other things, (a) DowDuPont will become the ultimate parent of Dow, DuPont and their respective subsidiaries and (b) existing Dow stockholders and DuPont stockholders will receive DowDuPont common stock, in accordance with the terms of the Merger Agreement.  On July 20, 2016, stockholders of both DuPont and Dow voted to approve all stockholder proposals necessary to complete the Merger Transaction at their respective special meetings. Following the consummation of the Merger Transaction, DuPont and Dow intend to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions (collectively, the Intended Business Separations).

Subject to the terms and conditions of the Merger Agreement, each share of common stock, par value $0.30 per share, of DuPont (DuPont Common Stock) issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement), excluding any shares of DuPont Common Stock that are held in treasury, will be converted into the right to receive 1.2820 shares of common stock, par value $0.01 per share, of DowDuPont (DowDuPont Common Stock), for each share of DuPont Common Stock with cash in lieu of any fractional share of DowDuPont. Each share of DuPont Preferred Stock-$4.50 Series and DuPont Preferred Stock-$3.50 Series, in each case issued and outstanding immediately prior to the Effective Time, shall remain issued and outstanding and be unaffected by the merger.

Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $2.50 per share, of Dow (the Dow Common Stock) issued and outstanding immediately prior to the Effective Time, excluding any shares of Dow Common Stock that are held in treasury, will be converted into the right to receive one share of DowDuPont Common Stock. Pursuant to the terms of the Merger Agreement, each share of Cumulative Convertible Perpetual Preferred Stock, Series A, par value $1.00 per share, of Dow (the Dow Preferred) issued and outstanding immediately prior to the Effective Time would be automatically canceled and each holder of shares of Dow Preferred would be deemed to hold the same number of shares of preferred stock of DowDuPont on equivalent terms. However, on December 30, 2016, (the Dow Preferred Conversion Date) each share of Dow Preferred was converted into 24.2010 shares of Dow Common Stock. In connection therewith, on the Dow Preferred Conversion date, Dow issued 96,804,000 shares of Dow Common Stock. As a result, it is expected that no shares of preferred stock of DowDuPont will be issued pursuant to the terms of the Merger Agreement at the Effective Time.

Part I
ITEM 1.  BUSINESS, continued

DuPont and Dow continue to work constructively with regulators in key jurisdictions to obtain approval and to prepare for closing as soon as possible after closing conditions have been met. Consummation of the Merger Transaction is contingent on satisfaction of customary closing conditions, including the receipt of regulatory approval from the U.S., European Union, China, Brazil and Canada. Subject to satisfaction of customary closing conditions, including the receipt of regulatory approvals, closing would be expected to occur in first half of 2017.

See the discussion entitled Merger Risks Part I, Item 1A, Risk Factors, and Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 to the Consolidated Financial Statements for further details and a discussion of some of the risks related to the transaction. Additional information about the Merger Transaction and the Merger Agreement is set forth in the definitive registration statement on Form S-4 (File No. 333-209869) (as amended, the Registration Statement) that includes a joint proxy statement of Dow and DuPont and that also constitutes a prospectus of DowDuPont and the company's Current Report on Form 8-K filed with the SEC on December 11, 2015.

Spin-off of Performance Chemicals
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (Chemours). In connection with the separation, the company and Chemours entered into a Separation Agreement and a Tax matters Agreement as well as certain ancillary agreements. In accordance with generally accepted accounting principles in the U.S. (GAAP), the financial position and results of operations of the Performance Chemicals segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Additional details regarding the separation and other related agreements can be found in Note 3 to the Consolidated Financial Statements.

Productivity and Cost Savings Initiatives
On December 11, 2015, DuPont announced a 2016 global cost savings and restructuring plan designed to reduce $730 million in costs in 2016 compared with 2015, which represents a reduction of operating costs on a run-rate basis of about $1.0 billion by end of 2016. As part of the plan, the company committed to take structural actions across all businesses and staff functions globally to operate more efficiently by further consolidating businesses and aligning staff functions more closely with them.  In connection with the restructuring actions, the company recorded a pre-tax charge to earnings of $798 million in the fourth quarter 2015, comprised of $656 million of severance and related benefit costs, $109 million of asset related charges, and $33 million of contract termination costs. The restructuring actions associated with the charge are substantially complete and the plan delivered the target cost reductions in 2016 versus prior year. Additional details related to this plan can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 24 of this report and Note 4 to the Consolidated Financial Statements.

In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all businesses and functions.  DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment. Cost reductions from the 2014 operational redesign were essentially completed during 2015 and for full year 2015, the company delivered incremental cost savings of approximately $440 million year over year. Additional details related to this plan can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 24 of this report and Note 4 to the Consolidated Financial Statements.

Business Segments
The company consists of 7 businesses which are aggregated into 6 reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture, Electronics & Communications, Industrial Biosciences, Nutrition & Health, Performance Materials and Protection Solutions. The company includes certain businesses not included in the reportable segments, such as pre-commercial programs, nonaligned businesses and pharmaceuticals in Other. Additional information with respect to business segment results is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 31 of this report and Note 21 to the Consolidated Financial Statements.

Effective January 1, 2016, the DuPont Packaging & Industrial Polymers business consolidated with the DuPont Performance Polymers business within the Performance Materials segment, and the DuPont Protection Technologies business consolidated with the DuPont Building Innovations business within the former Safety & Protection segment (now Protection Solutions). The consolidations were undertaken to create greater efficiency and enhanced capabilities in the two segments where these businesses operate. These changes did not result in a change in reportable segments.

Part I
ITEM 1.  BUSINESS, continued

DuPont Sustainable Solutions, previously within the company's former Safety & Protection segment (now Protection Solutions), was comprised of two business units: clean technologies and consulting solutions. Effective January 1, 2016, the clean technologies business unit became part of the Industrial Biosciences segment with the focus on working with customers to improve the performance, productivity and sustainability of their products and processes. The company is exploring a range of options to maximize the growth of the consulting solutions business unit which effective January 1, 2016 is reported within Other.

Agriculture
Agriculture businesses, DuPont Pioneer (Pioneer) and DuPont Crop Protection (Crop Protection), leverage the company's technology, customer relationships and industry knowledge to improve the quantity, quality and safety of the global food supply and the global production agriculture industry. Land available for worldwide agricultural production is increasingly limited so production growth will need to be achieved principally through improving crop yields and productivity rather than through increases in planted area. The segment's businesses deliver a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity, including Pioneer® brand seed products and well-established brands of insecticides, fungicides and herbicides. Research and development focuses on leveraging technology to increase grower productivity and to enhance the value of grains and oilseeds through improved seed traits, superior seed germplasm and effective use of insecticides, herbicides and fungicides. Agriculture accounted for 57 percent of the company's total research and development expense in 2016.

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

Pioneer is a world leader in developing, producing and marketing hybrid corn seed and soybean seed varieties which improve the productivity and profitability of its customers. Additionally, Pioneer develops, produces and markets canola, sunflower, sorghum, wheat and rice seed, as well as silage inoculants. As the world's population grows and the middle class expands, the need for crops for animal feed, food, biofuels and industrial uses continues to increase. The business competes with other seed and plant biotechnology companies. Pioneer seed sales amounted to 27 percent of the company's total consolidated net sales for the years ended December 31, 2016, 2015 and 2014.

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

Pioneer is actively pursuing the development of innovations for corn hybrids, soybean varieties, and canola, sunflower, wheat and rice seed based on market assessments of the most valuable opportunities. In corn seeds, programs include innovations for insect protection, drought, yield and yield stability. In soybean seeds, programs include products with enhanced end-use value and insect protection.

Pioneer has seed production facilities located throughout the world. Seed production is performed directly by the business or contracted with independent growers and conditioners. Pioneer's ability to produce seeds primarily depends upon growing conditions and availability of reliable contract growers.

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

Agriculture net sales outside the U.S. accounted for 51 percent of the segment's total sales in 2016.

Electronics & Communications
Electronics & Communications (E&C) is a leading supplier of differentiated materials and systems for consumer electronics, photovoltaics (PV), displays and advanced printing that enable superior performance and lower total cost of ownership for customers. The segment leverages the company's strong materials and technology base to target attractive growth opportunities in circuit and semiconductor fabrication and packaging materials, PV materials, display materials, packaging graphics, and digital printing.
In the consumer electronics market, E&C materials add value across multiple devices, with growth driven largely by smart phones. The segment has a portfolio of materials for semiconductor fabrication and packaging, as well as innovative materials for circuit applications, to address critical needs of electronic component and device manufacturers. In the growing PV market, E&C is an industry-leading innovator and supplier of metallization pastes and backsheet materials that improve the efficiency and lifetime of solar cells and solar modules. Solar modules, which are made up of solar cells and other materials, are installed to generate power. DuPont is a leading global supplier of materials to the PV industry. In packaging graphics, E&C is a leading supplier of flexographic printing systems, including Cyrel® photopolymer plates and platemaking systems, and is investing in new products to strengthen its market leadership position. The segment supplies pigmented inks used in digital printing applications for textile, commercial and home-office use. In the displays market, E&C has developed solution-process technology, which it licenses for active matrix organic light emitting diode (AMOLED) television displays.
The major commodities, raw materials and supplies for E&C include: acrylic monomers, acetoxystyrene monomer, black and color pigments, styrenic block copolymers, color dyes, copper foil, difluoroethane, diglycolamine, DMAC, hydroxylamine, monomers and polymer resins, oxydianiline, polyester film, polymer films, precious metals and pyromellitic dianhydride.
E&C net sales outside the U.S. accounted for 79 percent of the segment's total sales in 2016.

Industrial Biosciences
Industrial Biosciences is a leader in developing and manufacturing a broad portfolio of bio-based products. The segment's enzymes add value and functionality to processes and products across a broad range of markets such as animal nutrition, detergents, food manufacturing, ethanol production and industrial applications. The result is cost and process benefits, better product performance and improved environmental outcomes. Industrial Biosciences also makes DuPontTM Sorona® PTT renewably sourced polymer for use in carpet and apparel fibers. In addition, the clean technologies business unit provides offerings that help reduce sulfur and other emissions, formulate cleaner fuels, and dispose of liquid waste.

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
Industrial Biosciences net sales outside the U.S. accounted for 59 percent of the segment's total sales in 2016.

Part I
ITEM 1.  BUSINESS, continued

Nutrition & Health
Nutrition & Health offers a wide range of sustainable, bio-based ingredients, providing innovative solutions for specialty food ingredients, food nutrition, health and safety. The segment's product solutions include the wide-range of DuPont™ Danisco® food ingredients such as cultures and probiotics, notably Howaru®, emulsifiers, texturants, natural sweeteners such as Xivia® and Supro®soy-based food ingredients. These ingredients hold leading market positions based on industry leading innovation, knowledge and experience, relevant product portfolios and close-partnering with the world's food manufacturers. Nutrition & Health serves various end markets within the food industry including dairy, bakery, meat and beverage segments. Nutrition & Health has research, production and distribution operations around the world.

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

In November 2016, DuPont announced an investment to expand probiotics production capacity in the United States. The investment is the second phase of a broader probiotics expansion project due to the rapidly growing global demand for probiotics. Phase one, supporting current growth, is ongoing in Madison, Wis., and Rochester, N.Y., and is partially complete as of the end of 2016. The second phase is scheduled to span two-years, represents an investment of approximately $100 million, and increases the company’s probiotics production capacity by an additional 70 percent. Production will be optimized with the installation of new, high-volume fermenters and other processing equipment.

In December 2016, DuPont and Hygenia LLC announced an agreement to sell DuPont's global food safety diagnostic business to Hygenia LLC. The transaction is expected to close in the first half of 2017, pending satisfaction of customary closing conditions, including receipt of regulatory approval.

Nutrition & Health net sales outside the U.S. accounted for 66 percent of the segment's total sales in 2016.

Performance Materials
DuPont Performance Materials (Performance Materials) provides its customers with innovative polymer science solutions and expert application development assistance to enhance the performance, reduce the total system cost and optimize the sustainability of their products. Solutions include productive, higher performance polymers, elastomers, films, parts, and systems and solutions which improve the uniqueness, functionality and profitability of its customers' offerings. Key market segments include automotive and transportation, packaging for food and beverages, electrical/electronic components, material handling, healthcare, construction, semiconductor and aerospace. The segment has several large customers, primarily in the motor vehicle OEM industry supply chain. The company has long-standing relationships with these customers and they are considered to be important to the segment's operating results.

Performance Materials product portfolio includes elastomers and thermoplastic and thermoset engineering polymers which are used by customers to fabricate components for mechanical, chemical and electrical systems. The main products include: DuPontTM Zytel® long chain nylon polymers, Zytel® HTN nylon resins, Zytel® nylon resins, Crastin® PBT polymer resins, Rynite® PET polymer resins, Delrin® acetal resins, Hytrel® polyester thermoplastic elastomer resins, Vespel® parts and shapes, Vamac® ethylene acrylic elastomer and Kalrez® perfluoroelastomer.

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

In November 2013, DuPont entered into a definitive agreement to sell Glass Laminating Solutions/Vinyls (GLS/Vinyls) to Kuraray Co. Ltd. In June 2014, the sale was completed which resulted in a pre-tax gain of $391 million ($273 million net of tax). The gain was recorded in other income, net in the company's Consolidated Income Statement for the year ended December 31, 2014. GLS/Vinyls specializes in interlayers for laminated safety glass and its key brands include SentryGlas® and Butacite® laminate interlayers.

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

Performance Materials net sales outside the U.S. accounted for 71 percent of the segment's total sales in 2016.

Protection Solutions
Protection Solutions satisfies the growing global needs of businesses, governments, and consumers for solutions that make life safer, healthier, and more secure. By uniting market-driven science with the strength of highly regarded brands, the segment delivers products to a broad array of markets, including, industrial, construction, consumer, military and law enforcement, automotive, aircraft, and energy. Protection Solutions is also investing in future growth initiatives such as protection of perishable and temperature-sensitive food and pharmaceutical products and roofing underlayment.
With highly recognized brands like DuPont™ Kevlar® high-strength material, Nomex® thermal-resistant material, and Tyvek® protective material, the business has a broad portfolio of industry leading solutions for applications such as: aerospace, life protection, personal protection, medical packaging, graphics, and protection and energy efficiency of buildings. DuPont™ Corian®, Montelli®, and Zodiaq® solid surfaces offer durable, functional, and aesthetically appealing materials for residential and commercial interior and exterior applications.
The major commodities, raw materials, and supplies for the Protection Solutions segment include: alumina trihydrate, aniline, benzene, calcium chloride, carbon monoxide, chlorine, high-density polyethylene, isophthalic acid, metaphenylenediamine, methyl methacrylate, polyester resin, polypropylene, quartz, sulfuric acid, and terephthalic acid.
Protection Solutions net sales outside the U.S. accounted for 56 percent of the segment's total sales in 2016.
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

Intellectual Property
As a science and technology based company, DuPont believes that securing intellectual property is an important part of protecting its research. Some DuPont businesses operate in environments in which the availability and protection of intellectual property rights affect competition. Information on the importance of intellectual property rights to Pioneer is included in Item 1 Agriculture business discussion beginning on page 4 of this report.

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

Patents & Trademarks: DuPont continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. DuPont’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be leveraged to align with the company’s strategic priorities within and across segments. At December 31, 2016, the company owned about 6,500 active U.S. patents and about 10,000 active patents outside of the U.S., of which about 55 and 30 percent, respectively, relate to the Agriculture segment.

Part I
ITEM 1.  BUSINESS, continued

Remaining life of granted patents owned as of December 31, 2016:

	U.S.	Other Countries
Within 5 years	1,400	1,900
6 to 10 years	1,600	4,100
11 to 16 years	2,400	3,700
16 to 20 years	1,100	300
Total	6,500	10,000
In addition to its owned patents, the company owns over 8,300 patent applications.

The company owns or licenses many trademarks that have significant recognition at the consumer retail level and/or business to business level. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

Research and Development
DuPont’s investment in research and development (R&D) was $1.6 billion in 2016, $1.9 billion in 2015 and $2.0 billion in 2014. DuPont conducts R&D activities to renew our portfolio, create new product lines, and transform markets to deliver results in the short, mid and long term. Each business in the company directs R&D activities that support its business objectives, and the company supports cross-business and cross-functional investment to incubate new science-intensive growth opportunities additive to the existing business portfolios. The R&D portfolio is managed by senior business and R&D leaders to ensure consistency with the corporate and business strategies and to capitalize on the application of emerging science. DuPont’s R&D leverages the company's unique world-class science, technology and engineering capabilities, deep understanding of markets and value chains, and research collaborations, to drive revenue and profit growth.

The company protects its R&D investment through its intellectual property strategy.  See discussion under “Intellectual Property” beginning on page 7.

Additional information with respect to R&D related to Agriculture is included on page 4.

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 18, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 43, 48-50 and (3) Notes 1 and 15 to the Consolidated Financial Statements.

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

Executive Officers of the Registrant
Information related to the company's Executive Officers is included in Item 10, Directors, Executive Officers and Corporate Governance, beginning on page 53 of this report.

Part I
ITEM 1A.  RISK FACTORS

Risks relating to the Mergers
The risk factors below should be read in conjunction with the risk factors and other information related to the Mergers set forth in the Registration Statement and the risk factors related to the company’s operations set forth below as well as the other information contained in this report.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met.
Before the Mergers may be completed, various approvals, authorizations and declarations of non-objection must be obtained from certain regulatory and governmental authorities. Subject to the terms and conditions of the Merger Agreement, Dow and DuPont have each agreed to use their reasonable best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, and to assist and cooperate with each other in doing, all things necessary, proper or advisable to consummate and make effective, as soon as possible following the date of the Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement. For purposes of the foregoing, "reasonable best efforts" includes (i) the sale, divestiture or disposition of such assets or businesses of either party or its subsidiaries or affiliates and (ii) restrictions or actions that after the Effective Time would limit DowDuPont's or its subsidiaries' or affiliates' freedom of action or operations with respect to retaining, or its ability to retain, one or more of its or its subsidiaries' businesses, product lines or assets. These regulatory and governmental entities may impose conditions on the granting of such approvals and if such regulatory and governmental entities seek to impose such conditions, lengthy negotiations may ensue among such regulatory or governmental entities, DuPont and Dow. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Mergers and such conditions may not be satisfied for an extended period of time. Such conditions may also impose additional costs or limitations on the combined company following the completion of the Mergers, including the requirement that the respective Dow and DuPont businesses divest certain assets if necessary in order to obtain certain regulatory approvals, and may limit the ability of the combined company to integrate parts of the DuPont and Dow businesses and negatively impact the ultimate composition of the entities we expect to constitute in connection with the Intended Business Separations. These conditions may therefore reduce the anticipated benefits of the Mergers, which could also have a material adverse effect on the combined company’s business and cash flows and results of operations, and DuPont cannot predict what, if any, changes may be required by regulatory or governmental authorities whose approvals are required. The regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the Mergers.

DuPont or Dow may waive one or more of the closing conditions without re-soliciting stockholder approval.
DuPont or Dow may determine to waive, in whole or in part, one or more of the conditions to its obligations to consummate the Mergers. DuPont or Dow currently expect to evaluate the materiality of any waiver and its effect on DuPont stockholders or Dow stockholders, as applicable, in light of the facts and circumstances at the time to determine whether any amendment of the Registration Statement or any re-solicitation of proxies or voting cards is required in light of such waiver. Any determination whether to waive any condition to the Mergers or as to re-soliciting stockholder approval or amending the Registration Statement as a result of the waiver will be made by DuPont or Dow, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.

The Merger Agreement may be terminated in accordance with its terms and the Mergers may not be completed.
The completion of the Mergers is subject to the satisfaction or waiver of a number of conditions. Those conditions include: (i) the receipt of certain domestic and foreign regulatory approvals under competition laws, including the termination or expiration of the waiting period under the HSR Act; (ii) the absence of certain governmental restraints or prohibitions preventing completion of the DuPont Merger or the Dow Merger; (iii) the approval of the shares of DowDuPont Common Stock to be issued to DuPont stockholders and Dow stockholders for listing on the NYSE; (iv) the reasonable determination by DuPont and Dow that neither the DuPont Merger nor the Dow Merger will constitute an acquisition of a 50 percent or greater interest in Dow or DuPont, under Section 355(e) of the Code; (v) the truth and correctness of the representations and warranties made by both parties (generally subject to certain “materiality” and “material adverse effect” qualifiers); (vi) the performance by DuPont and Dow of their respective obligations under the Merger Agreement in all material respects; and (vii) the receipt by both parties of legal opinions from their respective tax counsels with respect to the tax-free nature of each of the Mergers.

Part I
ITEM 1A.  RISK FACTORS, continued

These conditions to the closing may not be fulfilled and, accordingly, the Mergers may not be completed. In addition, if the Mergers are not completed by March 15, 2017 (subject to extension to June 15, 2017, by either party if certain antitrust-related conditions to the closing have not been satisfied), either DuPont or Dow may choose not to proceed with the Mergers, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Mergers. In addition, DuPont or Dow may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated, Dow and DuPont may incur substantial fees in connection with termination of the Merger Agreement and will not recognize the anticipated benefits of the Mergers.

Termination of the Merger Agreement could negatively impact DuPont.
If the Merger Agreement is terminated in accordance with its terms and the Mergers are not consummated, the ongoing businesses of DuPont may be adversely affected by a variety of factors. DuPont's respective businesses may be adversely impacted by the failure to pursue other beneficial opportunities during the pendency of the Mergers, by the failure to obtain the anticipated benefits of completing the Mergers, by payment of certain costs relating to the Mergers, and by the focus of DuPont's management on the Mergers for an extended period of time rather than on management opportunities or other issues. The market price of DuPont common stock might decline as a result of any such failures to the extent that the current market prices reflect a market assumption that the Mergers will be completed.

In addition, if the Merger Agreement is terminated under certain circumstances, DuPont or Dow may be required to pay a termination fee of $1.9 billion to the other party, depending on the circumstances surrounding the termination. DuPont may also be negatively impacted if the Merger Agreement is terminated and it seeks but is unable to find another business combination or strategic transaction offering equivalent or more attractive consideration than the consideration to be provided in the Mergers, or if DuPont becomes subject to litigation related to entering into or failing to consummate the Mergers, including direct actions by DuPont stockholders against the directors and/or officers of DuPont for breaches of fiduciary duty, and stockholder derivative actions.

There can be no assurance that the expected benefits of the Mergers, including the Intended Business Separations, will occur or be fully or timely realized.
The success of the Mergers will depend, in part, on the combined company’s ability to successfully combine the businesses of DuPont and Dow. If the combined company is not able to successfully combine the businesses of DuPont and Dow in an efficient and effective manner, including if the Intended Business Separations are delayed or ultimately not consummated, the anticipated benefits, synergies, operational efficiencies and cost savings may not be realized fully or at all, or may take longer to realize than expected, and the value of common stock, the revenues, levels of expenses and results of operations of the combined company may be adversely affected.

The combination of two independent businesses is a complex, costly and time consuming process, and the management of the combined company may face significant challenges in implementing such integration, including, without limitation:

•
latent impacts resulting from the diversion of management’s attention from ongoing business concerns as a result of the devotion of management’s attention to the Mergers and resulting performance shortfalls;

•	ongoing diversion of the attention of management from the operation of the combined company’s business as a result of the Intended Business Separations;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•	difficulties in managing a larger combined company addressing differences in business culture and retaining key personnel;

•	the possibility of faulty assumptions underlying expectations regarding the integration process, including with respect to the Intended Business Separations;

•	unanticipated issues in integrating information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company and the Intended Business Separations;

•	coordinating geographically separate organizations; and unforeseen expenses or delays associated with the Mergers.

Part I
ITEM 1A.  RISK FACTORS, continued

Some of these factors will be outside of the control of management and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenues which could materially impact the company’s business, financial conditions and results of operations. The integration process and other disruptions resulting from the Mergers may also adversely affect the combined company’s relationships with employees, suppliers, customers, distributors, licensors and others with whom DuPont and Dow have business or other dealings, and difficulties in integrating the businesses or regulatory functions of DuPont and Dow could harm the reputation of the combined company.

If the combined company is not able to successfully combine the businesses of DuPont and Dow in an efficient, cost-effective and timely manner, the anticipated benefits and cost savings of the Mergers (including the Intended Business Separations) may not be realized fully, or at all, or may take longer to realize than expected, and the value of DowDuPont common stock, the revenues, levels of expenses and results of operations may be affected adversely. If the combined company is not able to adequately address integration challenges, the combined company may be unable to integrate successfully DuPont’s and Dow’s operations, effect the Intended Business Separations or to realize the anticipated benefits of the transactions.

DuPont will be subject to business uncertainties and contractual restrictions until the Mergers are consummated.
Uncertainty about the completion or effect of the Mergers on employees, suppliers, customers, distributors, licensors and licensees as well as regulatory permits, licenses, contracts and other agreements, particularly for which the Mergers could be deemed a “change-in-control” under the applicable  terms and conditions may have an adverse effect on DuPont, Dow and consequently on the combined company. Changes to existing business relationships, including termination or modification, could negatively affect each of DuPont’s and/or Dow's revenues, earnings and cash flow, as well as the market price of its common stock. These uncertainties may impair each party’s ability to attract, retain and motivate key personnel until the consummation of the Mergers, and could cause suppliers, customers and others that deal with the parties to seek to change existing business relationships with them. Retention of employees could be challenging during the pendency of the Mergers due to uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the combined company’s business following the consummation of the Mergers could be negatively impacted. Further, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of DuPont and Dow to the same extent that DuPont and Dow have previously been able to attract or retain their employees.

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

Inability to access the debt capital markets could impair DuPont's liquidity, business or financial condition.
DuPont has relied and continues to rely on access to the debt capital markets to finance its day-to-day and long-term operations. In connection with the Mergers, Dow and DuPont do not intend for DowDuPont to incur debt obligations or guarantee the debt obligations of Dow or DuPont.

Any limitation on DuPont’s ability to raise money in the debt markets could have a substantial negative effect on its liquidity. Access to the debt capital markets in amounts adequate to finance DuPont's activities could be impaired as a result of the existence of material nonpublic information about the Intended Business Separations and other potential factors, including factors that are not specific to DuPont, such as a severe disruption of the financial markets and interest rate fluctuations.

DuPont expects to incur substantial transaction-related costs in the connection with the Mergers.
DuPont expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the transaction. During the years ended December 31, 2016 and 2015, the company incurred transaction-related costs of $386 million and $10 million, respectively. The substantial majority of these costs are and will continue to be expenses relating to the Mergers and the Intended Business Separations, including costs relating to integration and separation planning. These costs could adversely affect the financial condition and results of operation of DuPont prior to the Mergers and of the combined company following the Mergers.

Part I
ITEM 1A.  RISK FACTORS, continued

The determination to proceed with the Intended Business Separations will not be made at the time of the consummation of the Mergers, and the expected benefits of such transactions, if they occur, will be uncertain.
In connection with the Mergers, Dow and DuPont have announced their intention that the combined company will pursue the separation of the combined company’s agriculture business, material science business and specialty products business through one or more tax-efficient transactions, resulting in three independent, publicly traded companies. However, consummation of the Mergers is not conditioned on the Intended Business Separations, and the determination as to whether to pursue such transactions will be made by the DowDuPont Board following the consummation of the Mergers. Following the consummation of the Mergers, the DowDuPont Board may ultimately determine to abandon one or more of the Intended Business Separations, and such determination could have an adverse impact on the value of the combined company. Additionally, there are many determinations with respect to the Intended Business Separations that, by their nature, cannot be determined until the completion of the Mergers, including definitive determinations with regard to the capital structure of the various businesses and allocation of liabilities among them. As such, there are many factors that could, through the closing and prior to the determination by the DowDuPont Board to proceed with the Intended Business Separations, impact the structure or timing of, the anticipated benefits from, or determination to ultimately proceed with, the Intended Business Separations, including, among others, global economic conditions, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, tax considerations, and other challenges that could affect the global economy, specific market conditions in one or more of the industries of the businesses proposed to be separated, and changes in the regulatory or legal environment. Such changes could adversely impact the value of one or more of the Intended Business Separations to the combined company’s stockholders. Additionally, to the extent the DowDuPont Board determines to proceed with the Intended Business Separations, the consummation of such transactions is a complex, costly and time consuming process, and there can be no assurance that the intended benefits of such transactions will be achieved. An inability to realize the full extent of the anticipated benefits of the Intended Business Separations, as well as any delays encountered in the process, could have an adverse effect upon the revenues, level of expenses and operating results of the agriculture business, the specialty products business, the material science business and/or the combined company.

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
The company’s operations outside the United States are subject to risks and restrictions, including fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Although DuPont has operations throughout the world, sales outside the U.S. in 2016 were principally to customers in Eurozone countries, China, Brazil, and Japan. Further, the company’s largest currency exposures are the European euro, the Chinese yuan, the Brazilian real, and the Japanese yen. Market uncertainty or an economic downturn in these geographic areas could reduce demand for the company’s products and result in decreased sales volume, which could have a negative impact on DuPont’s results of operations. In addition, changes in exchange rates may affect the company’s results from operations, financial condition and cash flows in future periods. The company actively manages currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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
The agriculture industry is subject to seasonal and weather factors, which can vary unpredictably from period to period. Weather factors can affect the presence of disease and pests on a regional basis and, accordingly, can positively or adversely affect the demand for crop protection products, including the mix of products used. The weather also can affect the quality, volume and cost of seeds produced for sale as well as demand and product mix. Seed yields can be higher or lower than planned, which could lead to higher inventory and related-write-offs and affect the ability to supply.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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
Failure to appropriately manage safety, human health, product liability and environmental risks associated with the company's products, product life cycles and production processes could adversely impact employees, communities, stakeholders, the environment, the company's reputation and its results of operations. Public perception of the risks associated with the company's products and production processes could impact product acceptance and influence the regulatory environment in which the company operates. While the company has procedures and controls to manage process safety risks, issues could be created by events outside of its control including natural disasters, severe weather events, acts of sabotage and substandard performance by third parties with which the company collaborates.

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

At December 31, 2016, the company had recognized a liability of $457 million related to the matters. Since considerable uncertainty exists, under adverse changes in circumstances, the potential liability may range up to $900 million above the amount accrued at December 31, 2016. As described in Note 3 to the Consolidated Financial Statements, DuPont and Chemours entered into a Separation Agreement in connection with the spin-off of Chemours on July 1, 2015. Pursuant to the Separation Agreement, the company is indemnified by Chemours for certain environmental matters, included in the liability of $457 million, that have an estimated liability of $250 million as of December 31, 2016 and a potential exposure that ranges up to approximately $500 million above the amount accrued. As such, the company has recorded an indemnification asset of $250 million corresponding to the company’s accrual balance related to these matters at December 31, 2016. If the company could no longer continue to recognize the related indemnification asset due to potential disputes related to recovery or solvency of Chemours, it could adversely impact DuPont’s financial position and results of operations.

Additional details on the company’s risks associated with environmental laws, regulations and environmental liabilities can be found in Part I, Item 1, Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 48 of this report and Note 15 to the Consolidated Financial Statements.

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

Pursuant to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. If the company could no longer continue to recognize the related indemnification asset due to potential disputes related to recovery or solvency of Chemours, it could adversely impact DuPont’s financial position and results of operations.

Part I
ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.
ITEM 2.  PROPERTIES

The company's corporate headquarters are located in Wilmington, Delaware. The company's manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world. Additional information with respect to the company's property, plant and equipment and leases is contained in Notes 10, 15 and 20 to the Consolidated Financial Statements.
The company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are approximately 290 principal sites in total. The number of sites used by their applicable segment(s) by major geographic area around the world is as follows:

	Number of Sites
	Agriculture	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials	Protection Solutions	Other	Total [1]
Asia Pacific	23	10	2	12	16	6	2	71
EMEA[2]	26	3	8	28	6	3	—	74
Latin America	22	—	1	10	1	1	2	37
U.S. & Canada	60	16	11	17	13	6	1	124
	131	29	22	67	36	16	5	306

1.	Sites that are used by multiple segments are included more than once in the figures above.

2.	Europe, Middle East, and Africa (EMEA).
The company's principal sites include facilities which, in the opinion of management, are suitable and adequate for their use and have sufficient capacity for the company's current needs and expected near-term growth. Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

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

La Porte Plant, La Porte, Texas - Crop Protection - release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at the company’s La Porte facility. The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont continues to cooperate with governmental agencies, including the U.S. Environmental Protection Agency (EPA) and the Department of Justice (DOJ), still conducting investigations. These investigations could result in sanctions and penalties against the company.

Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The descriptions are included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934.

La Porte Plant, La Porte, Texas - EPA Multimedia Inspection
The EPA conducted a multimedia inspection at the La Porte facility in January 2008. DuPont, EPA and DOJ began discussions in the fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These negotiations continue.

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, DuPont began discussions with EPA and DOJ related to a multimedia inspection that EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. These negotiations continue.

La Porte Plant, La Porte, Texas - OSHA Release Incident Citations
In May 2015, the Occupational Safety & Health Administration (OSHA) cited the company in connection with the November 2014 release for 14 violations (twelve serious, one repeat and one other-than-serious) with an aggregate associated penalty of $99,000. The company has contested the citations and the matter is before the U.S. Occupational Safety and Health Review Commission (the OSHRC). A hearing before an administrative law judge appointed by OSHRC is scheduled for the first quarter 2017.

La Porte Plant, La Porte, Texas - OSHA Process Safety Management (PSM) Audit
In 2015, OSHA conducted a PSM audit of the Crop Protection and Fluoroproducts units at the La Porte Plant. In July 2015, OSHA cited the company for three willful, one repeat and five serious PSM violations and placed the company in its Severe Violator Enforcement Program. OSHA has proposed a penalty of $273,000. The company has contested the citations and the matter is before the OSHRC. A hearing before an administrative law judge appointed by OSHRC is scheduled for the first quarter 2017.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD). The number of record holders of common stock was approximately 59,000 at January 31, 2017.

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

The company's quarterly high and low trading stock prices and dividends per common share for 2016 and 2015 are shown below.

	Market Prices[1]
2016	High	Low	Per Share Dividend Declared
Fourth Quarter	$75.86	$66.19	$0.38
Third Quarter	71.09	61.12	0.38
Second Quarter	69.40	61.62	0.38
First Quarter	65.70	50.71	0.38

2015
Fourth Quarter	$75.72	$47.43	$0.38	[2]
Third Quarter	61.93	47.11	0.38	[2]
Second Quarter	75.80	63.55	0.49
First Quarter	80.65	70.19	0.47

1.	Historical market prices do not reflect any adjustment for the impact of the spin-off of The Chemours Company (Chemours).

2.	Per share dividend declared includes impact of the spin-off of Chemours.

Issuer Purchases of Equity Securities
In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds received from Chemours to buy back about $4 billion shares of the company's common stock as follows: $2 billion to be purchased and retired by December 31, 2015 with the remainder to be purchased and retired by December 31, 2016. During 2015, the company purchased and retired 35 million shares through a $2 billion accelerated share repurchase agreement. The company had limited opportunity to repurchase shares in 2016, primarily due to the planned merger with The Dow Chemical Company (Dow). However, during 2016, the company purchased and retired 13.2 million shares in the open market for a cost of $916 million. As of January 1, 2017, the share authorization under this buyback program has expired.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan. The company purchased and retired 34.7 million shares for a total cost of $2.4 billion under this program. As a result, $2.6 billion buyback authority remains under this program. There is no required completion date for purchases under this plan.

See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 40 of this report and Note 16 to the Consolidated Financial Statements for additional information.

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, continued

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended December 31, 2016:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
November:
Open Market Purchases	5,752,436	$69.48	5,752,436
December:
Open Market Purchases	1,386,149	$72.35	1,386,149
Total	7,138,585		7,138,585	$2,647
1.    Represents approximate value of shares that may yet be purchased under the 2014 plan.

Stock Performance Graph
The following graph presents the cumulative five-year total shareholder return for the company's common stock compared with the S&P 500 Stock Index and the Dow Jones Industrial Average.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
DuPont	$100	$102	$152	$178	$173	$196
S&P 500 Index	100	116	154	175	177	198
Dow Jones Industrial Average	100	110	143	157	158	184
The graph assumes that the values of DuPont common stock, the S&P 500 Stock Index and the Dow Jones Industrial Average were each $100 on December 31, 2011 and that all dividends were reinvested.

Part II
ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per share)	2016	2015	2014	2013	2012
Summary of operations[1]
Net sales	$24,594	$25,130	$28,406	$28,998	$27,610
Employee separation / asset related charges, net	$552	$810	$476	$112	$457
Income from continuing operations before income taxes	$3,265	$2,591	$4,313	$2,566	$1,290
Provision for income taxes on continuing operations	$744	$696	$1,168	$360	$122
Net income attributable to DuPont	$2,513	$1,953	$3,625	$4,848	$2,755
Basic earnings per share of common stock from continuing operations	$2.86	$2.10	$3.42	$2.36	$1.21
Diluted earnings per share of common stock from continuing operations	$2.85	$2.09	$3.39	$2.34	$1.20
Financial position at year-end
Working capital[2,3]	$8,220	$7,071	$8,220	$10,055	$6,866
Total assets	$39,964	$41,166	$50,490	$52,142	$50,339
Borrowings and capital lease obligations
Short-term	$429	$1,165	$1,422	$1,721	$1,275
Long-term	$8,107	$7,642	$9,233	$10,699	$10,429
Total equity	$10,196	$10,200	$13,378	$16,286	$10,299
General
For the year
Purchases of property, plant & equipment and investments in affiliates	$1,038	$1,705	$2,062	$1,940	$1,890
Depreciation[1]	$939	$978	$1,006	$1,027	$1,065
Research and development expense[1]	$1,641	$1,898	$1,958	$2,037	$2,001
Weighted-average number of common shares outstanding (millions)
Basic	873	894	915	926	933
Diluted	877	900	922	933	942
Dividends per common share[4]	$1.52	$1.72	$1.84	$1.78	$1.70
At year-end
Employees (thousands)[5]	46	52	54	55	61
Closing stock price	$73.40	$66.60	$73.94	$64.97	$44.98
Common stockholders of record (thousands)	59	63	66	70	74

1.	Information has been restated to reflect the impact of discontinued operations, as applicable. See Note 1 to the Consolidated Financial Statements for further information.

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

3.
Working capital has been restated for all years presented to reflect the impact of the reclassification of deferred tax assets and liabilities from current to non-current in connection with the company's adoption of Accounting Standards Update (ASU) No. 2015-17. See Note 1 to the Consolidated Financial Statements for further information.

4.	Per share dividend declared in 2015 includes impact of the spin-off of The Chemours Company (Chemours).

5.	Number of employees excludes employees associated with the Performance Chemicals segment for all periods presented.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements which may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, regulatory approval, market position, anticipated benefits of recent acquisitions, timing of anticipated benefits from restructuring actions, outcome of contingencies, such as litigation and environmental matters, expenditures, and financial results, and timing of, as well as expected benefits, including synergies, from the planned merger with The Dow Chemical Company (Dow) and the the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions (the Intended Business Separations), are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the company's control. While the list of factors presented here is, and the list of factors presented in the Registration Statement are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Dow’s or DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements are:

•
Risks related to the agreement entered on December 11, 2015 between DuPont and Dow to effect an all-stock merger of equals, including the completion of the proposed transaction on anticipated terms and timing, the ability to fully and timely realize the expected benefits of the proposed transaction and risks related to the Intended Business Separations contemplated to occur after the completion of the proposed transaction. Important risk factors relating to the proposed transaction and Intended Business Separations include, but are not limited to, (i) the completion of the proposed transaction on anticipated terms and timing, including obtaining regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations and other conditions to the completion of the merger, (ii) the various approvals, authorizations and declarations of non-objections from certain regulatory and governmental authorities may not be obtained, on a timely basis or otherwise, including that these regulatory or governmental authorities may impose conditions on the granting of such approvals, including regarding the respective Dow and DuPont businesses to divest certain assets if necessary to obtain certain regulatory approval or otherwise limiting the ability of the combined company to integrate parts of the Dow and DuPont businesses, (iii) the ability of Dow and DuPont to integrate the businesses successfully and to achieve anticipated synergies, risks and costs and pursuit and/or implementation of the potential separations, including anticipated timing, any changes to the configuration of businesses included in the potential separation if implemented, (iv) the intended separation of the agriculture, material science and specialty products businesses of the combined company post-mergers in one or more tax efficient transactions on anticipated terms and timing, including a number of conditions which could delay, prevent or otherwise adversely affect the proposed transactions, including possible issues or delays in obtaining required regulatory approvals or clearances, disruptions in the financial markets or other potential barriers, (v) continued availability of capital and financing and rating agency actions, (vi) potential business uncertainty, including changes to existing business relationships, during the pendency of the merger that could affect DuPont’s financial performance, (vii) certain restrictions during the pendency of the merger that may impact DuPont’s ability to pursue certain business opportunities or strategic transactions. These risks, as well as other risks associated with the proposed merger, are more fully discussed in the joint proxy statement/prospectus included in the Registration Statement.

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

Overview

DuPont Dow Merger of Equals    On December 11, 2015, DuPont and Dow announced entry into an Agreement and Plan of Merger (the Merger Agreement), under which the companies will combine in an all-stock merger of equals (the Merger Transaction), subject to satisfaction of customary closing conditions, including receipt of regulatory approval. The combined company will be named DowDuPont Inc. (DowDuPont). DuPont's special meeting of stockholders was held on July 20, 2016, which resulted in a vote for adoption of the Merger Agreement and approval of related matters. Closing of the Merger Transaction is expected to occur in the first half of 2017, pending satisfaction of customary closing conditions, including receipt of regulatory approval.

Following the consummation of the merger, Dow and DuPont intend to pursue, subject to the receipt of approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions (the Intended Business Separations). Dow and DuPont currently anticipate that the Intended Business Separations will occur about 18 months after the merger is consummated.

During the years ended December 31, 2016 and 2015, the company incurred $386 million and $10 million, respectively, of costs in connection with the planned merger with Dow and the Intended Business Separations, including costs relating to integration and separation planning. These costs were recorded in selling, general and administrative expenses in the company's Consolidated Income Statements and primarily include financial advisory, legal, accounting, consulting and other advisory fees and expenses.

See the discussion entitled DuPont Dow Merger of Equals under Part 1, Item 1 Business of this report, Part 1, Item 1A, Risk Factors, and Note 2 to the Consolidated Financial Statements for further details and a discussion of some of the risks related to the transaction.

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

DuPont has dramatically refined its portfolio to focus investment in areas where it sees significant opportunity and secular growth; enhanced its innovation platform to deliver substantial revenues from new products; increased focus on efficiency, cost discipline, and accountability; and expanded markets geographically.

The company is committed to maintaining a strong balance sheet and to return excess cash to shareholders unless there is a compelling opportunity to invest for growth.

Results    DuPont 2016 sales were $24.6 billion, 2 percent below last year, reflecting a 1 percent decline from the negative impact of weaker currencies and a 1 percent decline due to lower prices and product mix. Volume growth in Performance Materials, Nutrition & Health, and Industrial Biosciences was offset by declines in the other segments. Income from continuing operations before taxes of $3.3 billion was up 26 percent versus $2.6 billion in prior year, on cost savings and lower pension and other post employment benefits (OPEB) costs. Pension and OPEB costs were down 63 percent year over year, primarily due to curtailment gains recognized as a result of changes made to the U.S. Pension and OPEB benefits in 2016.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Analysis of Operations
2016 Global Cost Savings and Restructuring Plan     On December 11, 2015, DuPont announced a 2016 global cost savings and restructuring plan (the 2016 global cost savings and restructuring plan) designed to reduce costs in 2016 by $730 million compared with 2015, which represents a reduction of operating costs on a run-rate basis of about $1.0 billion by the end of 2016. As part of the plan, the company committed to take structural actions across all businesses and staff functions globally to operate more efficiently by further consolidating businesses and aligning staff functions more closely with them.  In connection with the restructuring actions, the company recorded a pre-tax charge to earnings of $798 million in the fourth quarter 2015, comprised of $656 million of severance and related benefit costs, $109 million of asset related charges, and $33 million of contract termination costs. During the year ended December 31, 2016, in connection with the restructuring actions, the company recorded a net pre-tax benefit to earnings of $85 million, comprised of a net reduction of $154 million in severance and related benefit costs, offset by $53 million of asset related charges, and $16 million of contract termination costs. This was primarily due to a reduction in severance and related benefit costs partially offset by the identification of additional projects in certain segments. The reduction in severance and related benefit costs was driven by elimination of positions at a lower cost than expected as a result of redeployments and attrition as well as lower than estimated individual severance costs.

The 2016 global cost savings and restructuring plan delivered the target cost reductions versus prior year. The restructuring actions associated with this charge affected approximately 10 percent of DuPont’s workforce and are now substantially complete.

Redesign Initiative and 2014 Restructuring Plan In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all businesses and functions.  DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment. As a result, during the year ended December 31, 2014, a pre-tax charge of $541 million was recorded. Cost reductions from the 2014 operational redesign were essentially completed during 2015 and for full year 2015, the company delivered incremental cost savings of approximately $440 million year over year. Additional details related to this plan can be found in Note 4 to the Consolidated Financial Statements.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2016	2015	2014
NET SALES	$24,594	$25,130	$28,406

2016 versus 2015   The table below shows a regional breakdown of 2016 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
(Dollars in billions)	2016 Net Sales	Percent Change vs. 2015	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$24.6	(2)	(1)	(1)	—	—
U.S. & Canada	10.4	(3)	(2)	—	—	(1)
EMEA[1]	5.7	(5)	1	(3)	(2)	(1)
Asia Pacific	5.8	3	(1)	(1)	4	1
Latin America	2.7	(3)	2	(2)	(2)	(1)

1.	Europe, Middle East, and Africa (EMEA).

Net sales of $24.6 billion were 2 percent below prior year, reflecting a 1 percent reduction due to currency and a 1 percent decrease due to lower local prices. Negative currency impact was primarily due to the weaker European euro, Mexican peso, and Chinese yuan, partly offset by the stronger Japanese yen and Brazilian real. The 1 percent negative impact from lower local prices primarily reflects lower prices in Performance Materials, largely polymers, lower Electronics & Communications prices and flat prices for Agriculture where higher prices in EMEA and Latin America were offset by declines in North America. Worldwide volume was flat as growth in Performance Materials, Nutrition & Health, and Industrial Biosciences was offset by lower volume in Electronics & Communications, Protection Solutions, and Agriculture, the latter due to lower sales of crop protection products. Net sales in developing markets, were $8.4 billion, up 2 percent, with 4 percent higher volume, principally due to strong growth in Agriculture, Performance Materials, Electronics & Communications, and Nutrition & Health, in developing Asia Pacific. Sales growth in developing markets was partly offset by a negative currency impact. Representing 34 percent of total company sales, developing markets include China, India, and countries in Southeast Asia, Latin America, Eastern and Central Europe, Middle East, and Africa.

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

Net sales of $25.1 billion were down 12 percent versus prior year reflecting a 7 percent negative impact from weaker currencies, particularly the Brazilian real and the European euro, 3 percent lower volume and a 2 percent negative impact from the absence of sales from divested businesses. Lower volume principally reflects a 6 percent decline in Agriculture that was primarily driven by lower seed volume and reduced demand for insect control products in Latin America, a 7 percent decline in volumes for Electronics & Communications, primarily driven by competitive pressures impacting sales of Solamet® paste, and a 2 percent decline in volumes for Industrial Biosciences due to lower demand for biomaterials and clean technologies offerings. These declines more than offset volume growth for Performance Materials, Nutrition & Health, and Protection Solutions. Portfolio and other reflects the impact of the prior year sales of Glass Laminating Solutions/Vinyls within the Performance Materials segment and Sontara® within the Protection Solutions segment. The impact from local prices and product mix was about even with prior year as 3 percent higher Agriculture prices were offset primarily by lower prices in Performance Materials and Electronics & Communications. Net sales in developing markets were $8.2 billion, 33 percent of total company net sales versus 34 percent in 2014, representing a slight decline principally due to lower Agriculture volume in Latin America. Developing markets include China, India, countries located in Latin America, Eastern and Central Europe, Middle East, Africa and South East Asia.

(Dollars in millions)	2016	2015	2014
COST OF GOODS SOLD	$14,469	$15,112	$17,023
As a percent of net sales	59%	60%	60%
2016 versus 2015    Cost of goods sold (COGS) decreased $0.6 billion, or 4 percent, principally due to lower raw material costs, lower pension and OPEB costs, and the strengthening of the U.S. dollar versus global currencies. COGS as a percentage of sales was 59 percent versus 60 percent last year, principally due to lower raw material costs and lower pension and OPEB costs.

2015 versus 2014    COGS decreased $1.9 billion, or 11 percent, principally reflecting declines from currency due to the strengthening of the U.S. dollar versus global currencies, productivity improvements, impacts of portfolio changes, lower volume and lower raw material costs. COGS as a percent of sales was unchanged from prior year at 60 percent as the benefit of productivity improvements offset the negative impact of currency which decreased sales by 7 percent and COGS by 4 percent.

(Dollars in millions)	2016	2015	2014
OTHER OPERATING CHARGES	$686	$459	$645
As a percent of net sales	3%	2%	2%

2016 versus 2015  Other operating charges increased $227 million, or 49 percent, reflecting a $152 million decrease in Imprelis® herbicide insurance recoveries, and a $23 million reduction in the estimated liability related to Imprelis® herbicide claims versus a $130 million accrual reduction in the prior year.

2015 versus 2014   Other operating charges decreased $186 million, or 29 percent, principally reflecting $130 million reduction in the estimated liability related to Imprelis® herbicide claims, cost savings from the company's operational redesign initiative partially offset by lower insurance recoveries year over year related to Imprelis® herbicide claims.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2016	2015	2014
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$4,319	$4,615	$4,891
As a percent of net sales	18%	18%	17%

2016 versus 2015    The $296 million decrease was primarily due to lower costs related to the 2016 global cost savings and restructuring plan, lower selling expense, and a decrease in pension and OPEB costs, partially offset by $386 million of transaction costs associated with the planned merger with Dow.

2015 versus 2014    The $276 million decrease was primarily due to the strengthening of the U.S. dollar versus global currencies, cost savings from the company's 2014 operational redesign initiative, and lower selling and commission expense, mainly within the Agriculture segment, partially offset by an increase in pension and OPEB costs. Selling, general and administrative expenses as a percentage of net sales increased by 1 percent, primarily due to lower sales and higher pension and OPEB costs.

(Dollars in millions)	2016	2015	2014
RESEARCH AND DEVELOPMENT EXPENSE	$1,641	$1,898	$1,958
As a percent of net sales	7%	8%	7%

2016 versus 2015    The $257 million decrease was primarily due to lower costs related to the 2016 global cost savings and restructuring plan, a decrease in pension and OPEB costs and the strengthening of the U.S. dollar versus global currencies. Research and development expense as a percent of sales decreased 1 percent, primarily due to cost savings from the company’s 2016 global cost savings and restructuring plan and a decrease in pension and OPEB costs.

2015 versus 2014    The $60 million decrease was primarily due to the strengthening of the U.S. dollar versus global currencies, cost savings from the company's operational redesign initiative, partially offset by higher pension and OPEB costs. Research and development expense as a percent of sales increased due to lower sales.

(Dollars in millions)	2016	2015	2014
OTHER INCOME, NET	$708	$697	$1,277

2016 versus 2015 The $11 million increase was primarily due to gains on sales of businesses and other assets, including a $369 million gain on the sale of DuPont (Shenzhen) Manufacturing Limited, partially offset by an increase in pre-tax exchange losses and the absence of a $145 million gain associated with the company's settlement of a legal claim in the prior year related to the Protection Solutions segment. Pre-tax exchange losses increased $136 million compared to prior year. See Notes 5 and 19 to the Consolidated Financial Statements for further discussion of the company's policy of hedging the foreign currency-denominated monetary assets and liabilities.

2015 versus 2014 The $580 million decrease was primarily due to the absence of prior year gains on sales of businesses and other assets, including a $391 million gain on the sale of GLS/Vinyls, within the Performance Materials segment, and a $240 million gain on the sale of copper fungicides and land management businesses, both within the Agriculture segment, partially offset by gains on sales of businesses and assets in 2015, primarily in the Agriculture and Performance Materials segments. In addition, pre-tax exchange gains decreased $166 million compared to prior year driven by lower gains on foreign currency exchange contracts. See Notes 5 and 19 to the Consolidated Financial Statements for further discussion of the company's policy of hedging the foreign currency-denominated monetary assets and liabilities. These decreases were partially offset by $145 million gain associated with the company's settlement of a legal claim related to the Protection Solutions segment and $85 million increase in equity in earnings of affiliates, primarily due to the absence of $65 million for charges associated with the restructuring actions of a joint venture within the Performance Materials segment recorded in 2014.

Additional information related to the company's other income, net is included in Note 5 to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2016	2015	2014
INTEREST EXPENSE	$370	$342	$377

The $28 million increase in 2016 was primarily due to lower capitalized interest related to construction projects partially offset by lower interest on borrowings.

The $35 million decrease in 2015 was primarily due to lower average borrowings partially offset by slightly higher average interest rates compared to prior year.

(Dollars in millions)	2016	2015	2014
EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET	$552	$810	$476

The $552 million in charges recorded during 2016 in employee separation / asset related charges, net consist of $593 million of asset impairment charges discussed below, and a $68 million charge related to the decision to not re-start the Agriculture segment’s insecticide manufacturing facility at the La Porte site located in La Porte, Texas. These charges were partially offset by a net $88 million benefit related to the 2016 restructuring plan, primarily due to a reduction in severance and related benefit costs driven by the elimination of positions at a lower cost than expected, and a $21 million benefit related to the 2014 restructuring plan for adjustments to the previously recognized severance costs.

The $810 million in charges recorded during 2015 in employee separation / asset related charges, net consist of a $793 million charge related to the 2016 restructuring plan discussed below, and a $38 million impairment charge discussed below, partly offset by a $21 million net benefit related to the 2014 restructuring plan. The $21 million net benefit was recorded to adjust the estimated costs associated with the 2014 restructuring program due to lower than estimated individual severance costs and workforce reductions achieved through non-severance programs, offset by the identification of additional projects in certain segments.

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

Asset Impairments
During 2016, the company recorded an asset impairment charge of $435 million related to its uncompleted enterprise resource planning (ERP) system.  The company intends to complete the ERP system project, however, given the uncertainties related to timing as well as potential developments and changes to technologies in the market place at the time of restart, use of the ERP system can no longer be considered probable. See Note 4 to the Consolidated Financial Statements for additional details related to this charge.

During 2016, the company recorded a $158 million impairment charge related to indefinite-lived intangible trade names within the Industrial Biosciences segment as a result of the realignment of brand marketing strategies and a determination to phase out the use of certain acquired trade names.

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

Below is a summary of the net impact related to items recorded in employee separation / asset related charges, net:

(Dollars in millions)	2016 (Charges) and Credits	2015 (Charges) and Credits	2014 (Charges) and Credits
Agriculture	$(85)	$(164)	$(134)
Electronics & Communications	4	(78)	(84)
Industrial Biosciences	(152)	(61)	(20)
Nutrition & Health	9	(50)	(15)
Performance Materials	3	(58)	(34)
Protection Solutions	14	(40)	(45)
Other	(11)	(40)	(10)
Corporate expenses	(334)	(319)	(134)
Total Charges	$(552)	$(810)	$(476)

(Dollars in millions)	2016	2015	2014
PROVISION FOR INCOME TAXES ON CONTINUING OPERATIONS	$744	$696	$1,168
Effective income tax rate	22.8%	26.9%	27.1%

In 2016, the company recorded a tax provision on continuing operations of $744 million, reflecting a marginal increase from 2015. The decrease in the 2016 effective tax rate compared to 2015 was largely due to the impact of reduced net exchange losses recognized on the re-measurement of net monetary asset positions which were not tax deductible in the relevant local jurisdictions.

In 2015, the company recorded a tax provision on continuing operations of $696 million, reflecting a $472 million decrease from 2014. The decrease was largely due to the impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations, the absence of 2014 gains on sales of businesses and other assets in the Performance Materials and Agriculture segments, as well as increased tax benefits on employee separation / asset related charges.
See Note 6 to the Consolidated Financial Statements for additional details related to the provision for income taxes on continuing operations, as well as items that significantly impact the company's effective income tax rate.

(Dollars in millions)	2016	2015	2014
INCOME FROM CONTINUING OPERATIONS AFTER INCOME TAXES	$2,521	$1,895	$3,145

Income from continuing operations after income taxes for 2016 was $2.5 billion compared to $1.9 billion in 2015 and $3.1 billion in 2014. The changes between periods were due to the reasons noted above.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Corporate Outlook
Globally, GDP and industrial production are expected to grow 2.7 and 2.4 percent, respectively, in 2017. The company expects this growth will be challenged by the current difficult global economic conditions in agriculture, economic uncertainty in the U.S., political and economic uncertainty in Europe and slowing conditions in China from the continued shift of industrial production to services and consumer sectors. The company expects headwinds from currency due to the continued strengthening of the U.S. dollar against most currencies.

In the agriculture sector, commodity prices are under pressure from record yields and crop productions. As farmers look to relative economics between crop alternatives, the company expects them to favor soybeans over corn in North America which is generally less favorable to the company’s overall income from continuing operations. In crop protection, the company expects the industry decline to ease in 2017, but continues to be negatively impacted by high inventory levels, a stronger U.S. dollar, and the continued penetration of insect-resistant soybeans.

In the auto sector, according to IHS, auto growth is expected to slow in 2017, with 1 percent growth year over year.

As the company prepares for the close of the planned merger with Dow, the company expects income from continuing operations in 2017 to be impacted by transaction related costs associated with the merger and the Intended Business Separations, including costs related to integration and separation planning.

Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Segment Reviews
Segment operating earnings is defined as income (loss) from continuing operations before income taxes excluding significant pre-tax benefits (charges), non-operating pension and OPEB costs, exchange gains (losses), corporate expenses and interest. Non-operating pension and OPEB costs includes all of the components of net periodic benefit cost from continuing operations with the exception of the service cost component. See Note 21 to the Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating earnings. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating earnings to income from continuing operations before income taxes for 2016, 2015 and 2014 is included in Note 21 to the Consolidated Financial Statements.

DuPont Sustainable Solutions, previously within the company's former Safety & Protection segment (now Protection Solutions), was comprised of two business units: clean technologies and consulting solutions. Effective January 1, 2016, the clean technologies business unit became part of the Industrial Biosciences segment with the focus on working with customers to improve the performance, productivity and sustainability of their products and processes. The company is exploring a range of options to maximize the growth of the consulting solutions business unit which effective January 1, 2016 is reported within Other. Reclassifications of prior year data have been made to conform to current year classifications.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

AGRICULTURE

(Dollars in millions)	2016	2015	2014
Net sales	$9,516	$9,798	$11,296
Operating earnings	$1,758	$1,646	$2,352
Operating earnings margin	18%	17%	21%

	2016	2015
Change in net sales from prior period due to:
Local Price and Product Mix	—%	3%
Currency	(2)%	(9)%
Volume	(1)%	(6)%
Portfolio and Other	—%	(1)%
Total change	(3)%	(13)%

2016 versus 2015    Full year 2016 segment net sales of $9.5 billion decreased 3 percent, primarily due to the negative impact of currency and lower crop protection volumes. Lower crop protection volumes are primarily due to lower insecticide volumes from low pest pressure and high inventories, and lower fungicide volumes. Seed volumes were flat year over year as increased corn seed volumes in Latin America and North America due to higher acreage and new product launches, were offset by the shift in timing of seed sales primarily related to the southern U.S. route-to-market change and lower soybean volumes. The shift in timing moved approximately $200 million of sales from fourth quarter 2016 to first quarter 2017.

2016 operating earnings and operating earnings margin increased as cost savings and lower product costs were partially offset by timing of seed deliveries, primarily related to the southern U.S. route-to-market change and the negative impact of currency.

2015 versus 2014    Full year 2015 segment net sales of $9.8 billion decreased $1.5 billion, or 13 percent, primarily due to the negative impact of currency and lower seed and crop protection volumes, primarily in Brazil and North America, which were partly offset by higher local corn seed prices. In Brazil, lower corn seed volume reflects the impact of a reduction in summer planted hectares of corn and fall armyworm resistance impacting performance of certain corn hybrids. In North America, lower soybean volume reflects between 1 and 2 points of share loss and lower soybean planted area; lower corn planted area was partially offset by higher local corn seed prices. Lower crop protection volume is primarily due to low expected insect pressure, the adoption of insect protected soybean varieties, higher inventories, and a challenging macro environment. Insect control volumes were also impacted by the shutdown of the La Porte manufacturing facility in Texas.

2015 operating earnings and operating earnings margin decreased primarily due to the negative impact of currency of $538 million, lower sales, and an approximately $120 million negative impact of the shutdown of the La Porte manufacturing facility and the absence of prior year impacts from performance-based compensation adjustments, partially offset by cost reductions and continued productivity improvements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

ELECTRONICS & COMMUNICATIONS

(Dollars in millions)	2016	2015	2014
Net sales	$1,960	$2,070	$2,381
Operating earnings	$358	$359	$336
Operating earnings margin	18%	17%	14%

	2016	2015
Change in net sales from prior period due to:
Local Price and Product Mix	(2)%	(4)%
Currency	—%	(2)%
Volume	(3)%	(7)%
Portfolio and Other	—%	—%
Total change	(5)%	(13)%

2016 versus 2015 Full year 2016 segment net sales of $2.0 billion decreased 5 percent, due largely to lower demand for products for the consumer electronics market. In photovoltaics materials, share gains in Solamet® paste and higher pricing from the pass-through of higher average metal prices were offset by volume declines in Tedlar® film and price pressure in both Solamet® and Tedlar®.

2016 operating earnings were flat with prior year as cost savings were offset by lower sales and a $16 million litigation expense. Operating earnings margin increased primarily due to cost savings.

2015 versus 2014     Full year 2015 segment net sales of $2.1 billion decreased $0.3 billion, or 13 percent, primarily due to competitive pressures impacting Solamet® paste and lower pricing from the pass-through of lower metals prices and the negative impact of currency, partially offset by volume growth in Tedlar® film for photovoltaics and products for the consumer electronics market.

2015 operating earnings and operating earnings margin increased as cost reductions and continued productivity improvements more than offset lower sales.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

INDUSTRIAL BIOSCIENCES

(Dollars in millions)	2016	2015	2014
Net sales	$1,500	$1,478	$1,624
Operating earnings	$270	$243	$269
Operating earnings margin	18%	16%	17%

	2016	2015
Change in net sales from prior period due to:
Local Price and Product Mix	—%	(3)%
Currency	(2)%	(4)%
Volume	2%	(2)%
Portfolio and Other	1%	—%
Total change	1%	(9)%

2016 versus 2015 Full year 2016 segment net sales of $1.5 billion increased 1 percent, as volume growth in biomaterials and bioactives and portfolio changes were partially offset by weak demand in clean technologies and a negative impact from currency. Volume growth in biomaterials and bioactives was primarily driven by increased demand in apparel markets and for enzymes, principally for food products and home and personal care,

2016 operating earnings and operating earnings margin increased as cost savings and higher sales were partially offset by the negative impact of currency.

2015 versus 2014 Full year 2015 segment net sales of $1.5 billion decreased 9 percent, primarily due to the negative impact of currency, lower prices and demand for biomaterials and clean technologies offerings, partially offset by volume growth in enzymes, principally for home and personal care, food markets and ethanol production.

2015 operating earnings and operating earnings margin decreased primarily due to lower sales, partially offset by cost reductions and continued productivity improvements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

NUTRITION & HEALTH

(Dollars in millions)	2016	2015	2014
Net sales	$3,268	$3,256	$3,529
Operating earnings	$504	$373	$369
Operating earnings margin	15%	11%	10%

	2016	2015
Change in net sales from prior period due to:
Local Price and Product Mix	—%	—%
Currency	(2)%	(9)%
Volume	2%	2%
Portfolio and Other	—%	(1)%
Total change	—%	(8)%

2016 versus 2015     Full year 2016 segment net sales of $3.3 billion were flat with prior year as broad-based volume growth led by probiotics, ingredient systems, and specialty proteins was offset by the negative impact of currency.

2016 operating earnings and operating earnings margin increased on cost savings, volume growth and a $27 million gain on the sale of an asset.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

PERFORMANCE MATERIALS

(Dollars in millions)	2016	2015	2014
Net sales	$5,249	$5,305	$6,059
Operating earnings	$1,297	$1,216	$1,267
Operating earnings margin	25%	23%	21%

	2016	2015
Change in net sales from prior period due to:
Local Price and Product Mix	(3)%	(4)%
Currency	(1)%	(6)%
Volume	3%	1%
Portfolio and Other	—%	(3)%
Total change	(1)%	(12)%

2016 versus 2015  Full year 2016 segment net sales of $5.3 billion decreased 1 percent, as lower local price, driven by pricing pressure for raw materials pass-through, and a negative impact from currency were partially offset by increased volume for polymers in global automotive markets, primarily in Asia Pacific.

2016 operating earnings and operating earnings margin increased as cost saving and increased volumes were partially offset by a $63 million negative impact from currency. The net benefit of lower product costs was offset by the absence of $49 million of benefits from the prior year discussed below.

2015 versus 2014 Full year 2015 segment net sales of $5.3 billion decreased $0.8 billion, or 12 percent, primarily due to the negative impact of currency, lower ethylene pricing and the portfolio impact of the sale of Glass Laminating Solutions/Vinyls (GLS/Vinyls) in June 2014 (see Note 3 to the Consolidated Financial Statements for additional information). Partially offsetting the declines are increased ethylene volumes due to the prior year scheduled outage at the ethylene unit in Orange, Texas and increased demand for polymers in automotive markets, primarily in the U.S. and Europe in the second half of 2015.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

PROTECTION SOLUTIONS

(Dollars in millions)	2016	2015	2014
Net sales	$2,954	$3,039	$3,304
Operating earnings	$668	$641	$672
Operating earnings margin	23%	21%	20%

	2016	2015
Change in net sales from prior period due to:
Local Price and Product Mix	(1)%	(1)%
Currency	—%	(4)%
Volume	(2)%	1%
Portfolio and Other	—%	(4)%
Total change	(3)%	(8)%

2016 versus 2015 Full year 2016 segment net sales of $3.0 billion decreased 3 percent, due to lower volume and unfavorable mix. Volume declines in Nomex® thermal-resistant fiber, Kevlar® high-strength material, and Tyvek® protective material, were driven by weakness in the oil and gas industry, military, and industrial market demand. Volume declines were partially offset by volume growth in solid surfaces.

2016 operating earnings and operating earnings margin increased as cost savings were partially offset by lower sales.

2015 versus 2014 Full year 2015 segment net sales of $3.0 billion decreased $0.3 billion, or 8 percent, primarily due to the negative impact of currency and the portfolio impact of the Sontara® divestiture. Increased demand for Tyvek® protective material, including medical packaging was partially offset by decreased demand for Nomex® thermal resistant fiber and Kevlar® high strength materials driven by a weakened oil and gas industry and military spending delays.

2015 operating earnings decreased $31 million, or 5 percent, as cost reductions and continued productivity improvements were more than offset by the negative impact of currency of $53 million and lower sales. 2015 operating earnings margin increased from prior year due to cost reductions and continued productivity improvements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity & Capital Resources

	December 31,
(Dollars in millions)	2016	2015
Cash, cash equivalents and marketable securities	$5,967	$6,206
Total debt	8,536	8,807

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

The company believes its ability to generate cash from operations and access to capital markets will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, share repurchases, debt maturities and other cash needs and that its current strong financial position, liquidity and credit ratings continue to provide access as needed to the capital markets. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing, committed receivable repurchase facilities and asset sales.

The company has access to approximately $7.9 billion in unused credit lines with several major financial institutions including unused commitments of $4 billion under the Term Loan Facility described below and a $3 billion revolving credit facility to support its commercial paper program. These unused credit lines provide additional support to meet short-term liquidity needs and general corporate purposes including letters of credit.

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (the Term Loan Facility). DuPont may make up to seven term loan borrowings within one year of the closing date and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and share repurchases. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. As of December 31, 2016, the company had borrowed $0.5 billion and had unused commitments of $4 billion under the Term Loan Facility.

In addition, in March 2016, the company amended the existing revolving credit facility to reduce the aggregate principal amount of commitments from $4 billion to $3 billion consistent with lower expected commercial paper borrowings.

The Term Loan Facility and the amended revolving credit facility contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to DuPont’s long-term public debt. The Term Loan Facility and the amended revolving credit facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667. At December 31, 2016, the company was in compliance with this financial covenant.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The Term Loan Facility and the amended revolving credit facility impose additional affirmative and negative covenants on DuPont and its subsidiaries after the closing of the proposed merger with Dow, subject to certain limitations, including to:

•
not sell, lease or otherwise convey to DowDupont, its shareholders or its non-DuPont subsidiaries, any assets or properties of DuPont or its subsidiaries unless the aggregate amount of revenues attributable to all such assets and properties so conveyed after the merger does not exceed 30 percent of the consolidated revenues of DuPont and its subsidiaries as of December 31, 2015 (the Disposition Limitation); and

•	not guarantee any indebtedness or other obligations of DowDuPont, Dow or ther respective subsidiaries (other than of DuPont and its subsidiaries).

The Term Loan Facility and the amended revolving credit facility will terminate, and the loans and other amounts thereunder would become due and payable, upon the sale, transfer, lease or other disposition of all or substantially all of the assets of the Agriculture line of businesses to DowDuPont, its shareholders or any of its non-DuPont subsidiaries.

In February 2016, in line with seasonal agricultural working capital requirements, the company entered into a committed receivable repurchase facility of up to $1 billion (the 2016 repurchase facility) that expired on November 30, 2016. Under the facility, the company sold a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agreed to repurchase at a future date. In January 2017, the company entered into a new committed receivable repurchase facility of up to $1.3 billion (the 2017 repurchase facility) which expires on November 30, 2017. The 2017 repurchase facility has substantially similar terms and conditions as the 2016 repurchase facility and includes the 2016 repurchase facility change of control language conformed to the Disposition Limitation covenant described above. See further discussion of the 2017 repurchase facility in Item 9B, Other Information and Note 23 to the Consolidated Financial Statements.

The company's cash, cash equivalents and marketable securities at December 31, 2016 and 2015 are $6.0 billion and $6.2 billion, respectively. Cash, cash equivalents and marketable securities held outside of the U.S. of $5.8 billion and $4.2 billion at December 31, 2016 and 2015, respectively, are generally utilized to fund local operating activities and capital expenditure requirements and are expected to support non-U.S. liquidity needs for the next 12 months and the foreseeable future thereafter. The company expects domestic liquidity needs, for at least the next 12 months and the foreseeable future thereafter, will be met through existing cash, cash equivalents and marketable securities held in the U.S. and the various sources of liquidity discussed above. Therefore, the company believes that it has sufficient sources of domestic liquidity to support its assumption that undistributed earnings at December 31, 2016 can be considered reinvested indefinitely.

(Dollars in millions)	2016	2015	2014
Cash provided by operating activities	$3,300	$2,316	$3,712

Cash provided by operating activities increased $1.0 billion primarily due to a higher earnings contribution of approximately $0.5 billion, lower year-over-year income tax payments and lower working capital.

Cash provided by operating activities decreased $1.4 billion in 2015 compared to 2014 primarily due to the absence of Chemours in the second half of 2015 compared with a full year of results in 2014 for an impact of approximately $1.0 billion and a lower cash earnings contribution from continuing operations of approximately $0.3 billion.

(Dollars in millions)	2016	2015	2014
Cash used for investing activities	$(1,514)	$(1,828)	$(337)

Cash used for investing activities in 2016 decreased by $0.3 billion compared to 2015. The change was primarily due to lower purchases of property, plant and equipment, lower net purchases of marketable securities and higher proceeds from sales of businesses and other assets. This is partially offset by cash outflows relating to foreign currency contract settlements. The absence in 2016 of property, plant and equipment expenditures related to Chemours accounted for $0.2 billion of the reduction.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Cash used for investing activities in 2015 increased by $1.5 billion compared to 2014. The change was primarily due to lower proceeds received from the sale of businesses in 2015 compared to 2014 and increased purchases of marketable securities in 2015 compared to 2014. This was partially offset by lower purchases of property, plant and equipment, mainly due to the absence of Chemours in the second half of 2015 which accounted for $0.3 billion. See Note 19 to the Consolidated Financial Statements for further discussion of marketable securities outstanding at December 31, 2015 and 2014.

Purchases of property, plant and equipment totaled $1.0 billion, $1.6 billion and $2.0 billion in 2016, 2015, and 2014, respectively. The company expects 2017 purchases of property, plant and equipment to be about $1.1 billion.

(Dollars in millions)	2016	2015	2014
Cash used for financing activities	$(2,328)	$(1,823)	$(5,074)

The $0.5 billion increase in cash used for financing activities in 2016 was primarily due to lower borrowings as a result of the prior year distribution of approximately $3.9 billion which Chemours financed through external borrowings and paid to the company prior to its separation. This was partially offset by lower share repurchases and lower dividends paid to stockholders.

The $3.3 billion decrease in cash used for financing activities in 2015 was primarily due to the distribution of Chemours borrowings to the company as part of the separation, partially offset by a reduction in short term borrowings, and an increase in the repurchase of common stock.

Dividends paid to common and preferred shareholders were $1.3 billion, $1.5 billion, and $1.7 billion in 2016, 2015, and 2014, respectively. Dividends per share of common stock were $1.52, $1.72, and $1.84 in 2016, 2015, and 2014, respectively. In January 2017, the Board of Directors declared a first quarter common stock dividend of $0.38 per share. With the first quarter 2017 dividend, the company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

In the first quarter 2015, DuPont announced its intention to buy back about $4 billion of shares using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2 billion to be purchased and retired by December 31, 2015 with the remainder to be purchased and retired by December 31, 2016. During 2015, the company purchased and retired 35 million shares through a $2 billion accelerated share repurchase (ASR) agreement. The company had limited opportunity to repurchase shares in 2016, primarily due to the planned merger with Dow. However, during 2016, the company purchased and retired 13.2 million shares in the open market at a cost of $916 million. As of January 1, 2017, the authorization under this buyback program has expired.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan. During 2014, the company purchased and retired 30.1 million shares for $2 billion under two separate ASR agreements as well as open market purchases. In 2015, the company repurchased and retired 4.6 million shares in the open market for a total cost of $353 million. As a result, the company has completed $2.4 billion of repurchases as of December 31, 2016. There is no required completion date for purchases under this plan.

See Note 16 to the Consolidated Financial Statements for additional information relating to the above share buyback plans.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2016	2015	2014
Cash provided by operating activities	$3,300	$2,316	$3,712
Purchases of property, plant and equipment	(1,019)	(1,629)	(2,020)
Free cash flow	$2,281	$687	$1,692

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

Long-term Employee Benefits
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company's pension and other post employment benefit (OPEB) plans. Management reviews these two key assumptions annually as of December 31st. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan's benefit obligation or the applicable plan assets, the excess is amortized over the average remaining service period of active employees.

About 80 percent of the company's benefit obligation for pensions and essentially all of the company's OPEB obligations are attributable to the benefit plans in the U.S. In the U.S. the discount rate is developed by matching the expected cash flow of the benefit plans to a yield curve constructed from a portfolio of high quality fixed-income instruments provided by the plans' actuaries as of the measurement date. Effective in 2016, the company began to measure the service and interest cost components utilizing a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The company made this change as it believes it is a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The company considers this a change in estimate, and, accordingly, has accounted for it on a prospective basis. This change does not affect the measure of the total benefit obligation. Historically, the service and interest cost components were estimated utilizing a single weighted-average discount rate derived from the yield curve and cash flow for measurement of the benefit obligation at the beginning of the period. For non-U.S. benefit plans, the company utilizes prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date.

Within the U.S., the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are also taken into consideration. The long-term expected return on plan assets in the U.S. is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation and interest rates over the long-term period during which benefits are payable to plan participants. Consistent with prior years, the long-term expected return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plan's assets.

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

(Dollars in billions)	2016 [1]	2015	2014
Market-related value of assets	$13.5	$15.1	$15.9
Fair value of plan assets	13.5	14.4	15.8

1.
During 2016, the plan's trust fund paid about $550 million to a group of separated, vested plan participants who elected a limited-time opportunity to receive a lump sum payout. See further discussion under "Long Term Employee Benefits" beginning on page 47.

For plans other than the principal U.S. pension plan, pension expense is determined using the fair value of assets.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and OPEB plans, based on assets and liabilities at December 31, 2016:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/2 Percentage Point Increase	1/2 Percentage Point Decrease
Discount rate	$51	$(55)
Expected rate of return on plan assets	80	(80)
In October 2014, the Society of Actuaries released final reports of new mortality tables and a mortality improvement scale for measurement of retirement program obligations in the U.S. The Society of Actuaries published other mortality improvement scales in October 2015 and October 2016. The company adopted these tables in measuring the 2015 and 2016 long-term employee benefit obligations, respectively. The effect of these adoptions is amortized into net periodic benefit cost for the years following the adoption.

Additional information with respect to pension and OPEB expenses, liabilities and assumptions is discussed under "Long-term Employee Benefits" beginning on page 47 and in Note 17 to the Consolidated Financial Statements.

Environmental Matters
DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company has recorded a liability of $457 million as of December 31, 2016; these accrued liabilities exclude claims against third parties and are not discounted. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to $900 million above the amount accrued as of December 31, 2016.

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

Indemnification Assets
Pursuant to the Separation Agreement discussed in Note 3 to the Consolidated Financial Statements, the company is indemnified by Chemours against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the separation. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments.  In connection with the recognition of liabilities related to these indemnified matters, the company records an indemnification asset when recovery is deemed probable.  In assessing the probability of recovery, the company considers the contractual rights under the Separation Agreement and any potential credit risk.  Future events, such as potential disputes related to recovery as well as solvency of Chemours, could cause the indemnification assets to have a lower value than anticipated and recorded. The company evaluates the recovery of the indemnification assets recorded when events or changes in circumstances indicate the carrying values may not be fully recoverable.

Income Taxes
The breadth of the company's operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes the company will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. The resolution of these uncertainties may result in adjustments to the company's tax assets and tax liabilities. It is reasonably possible that net reductions to the company’s global unrecognized tax benefits could be in the range of $70 million to $90 million within the next 12 months with the majority due to the settlement of uncertain tax positions with various tax authorities.

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

At December 31, 2016, the company had a net deferred tax asset balance of $2.9 billion, net of valuation allowance of $1.3 billion. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to these assets. See Note 6 to the Consolidated Financial Statements for additional details related to the deferred tax asset balance.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Valuation of Assets
The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations. The principal assumptions utilized in the company's valuation methodologies include revenue growth rates, operating margin estimates, royalty rates, and discount rates. Although the estimates are deemed reasonable by management based on information available at the dates of acquisition, those estimates are inherently uncertain.

Assessment of the potential impairment of goodwill, other intangible assets, property, plant and equipment, and investments in affiliates and other assets is an integral part of the company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the company's diversified businesses operate, and key economic and business assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, the company continually reviews its diverse portfolio of assets to ensure they are achieving their greatest potential and are aligned with the company's growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses.

Based on the results of the company's annual goodwill impairment test, completed in the third quarter 2016, we determined that the fair value of each of the reporting units exceeded its carrying value by more than 20 percent, and therefore there were no indications of impairment. The company's methodology for estimating the fair value of its reporting units is using the income approach based on the present value of future cash flows. The income approach has been generally supported by additional market transaction analyses. There can be no assurance that the company's estimates and assumptions regarding forecasted cash flow, revenue and operating income growth rates made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. The company believes the current assumptions and estimates utilized are both reasonable and appropriate.

During 2016, the company recorded a $158 million impairment charge related to indefinite-lived intangible trade names within the Industrial Biosciences segment as a result of the realignment of brand marketing strategies and a determination to phase out the use of certain acquired trade names. See Note 4 to the Consolidated Financial Statements for additional details related to this charge.

During 2016, the company recorded an asset impairment charge of $435 million related to its uncompleted ERP system.  The company intends to complete the ERP system project, however, given the uncertainties related to timing as well as potential developments and changes to technologies in the market place at the time of restart, use of the ERP system can no longer be considered probable. See Note 4 to the Consolidated Financial Statements for additional details related to this charge.

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

Contractual Obligations
Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2016	2017	2018 - 2019	2020 - 2021	2022 and beyond
Long-term debt obligations[1]	$8,137	$4	$2,327	$2,506	$3,300
Expected cumulative cash requirements for interest payments through maturity	2,875	351	561	333	1,630
Capital leases[1]	9	—	2	3	4
Operating leases	1,203	263	440	281	219
Purchase obligations[2]
Information technology infrastructure & services	187	93	92	2	—
Raw material obligations[3]	1,070	480	289	202	99
Utility obligations	125	105	14	4	2
License agreements[4]	1,456	281	462	366	347
Other	122	79	23	15	5
Total purchase obligations	2,960	1,038	880	589	453
Other liabilities[1,5,6]
Workers' compensation	86	15	37	16	18
Environmental remediation	457	165	137	80	75
Legal settlements	17	6	4	4	3
Other[7]	153	43	25	19	66
Total other long-term liabilities	713	229	203	119	162
Total contractual obligations[8]	$15,897	$1,885	$4,413	$3,831	$5,768

1.	Included in the Consolidated Financial Statements.

2.
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

3.	Includes raw material obligations related to supply agreements with Koch Industries, Inc. (INVISTA).

4.	Represents remaining minimum payments under DuPont Pioneer license agreements.

5.
Pension and OPEB obligations have been excluded from the table above. Expected 2017 funding for the principal U.S. pension plan and non-U.S. plans with plan assets is disclosed below within Long Term Employee Benefits. Contributions beyond 2017 are expected to be made, however, the amount of contributions are dependent on the future economic environment, investment returns on pension trust assets, as well as rules and regulations of the respective country in which the plans operate.  The company’s remaining pension plans with no plan assets and other post employment benefit plans are paid from operating cash flows. The benefit payments for these plans are excluded from the table above as the timing and amounts of benefit payments are uncertain. The estimated benefit payments in 2017 for these plans are disclosed below within Long Term Employee Benefits. Refer to Note 17 to the Consolidated Financial Statements for further information regarding the pension and other post employment benefit plans.

6.
The company's contractual obligations do not reflect an offset for recoveries associated with indemnifications by Chemours in accordance with the Separation Agreement. Refer to Notes 3 and 15 to the Consolidated Financial Statements for additional detail related to the indemnifications.

7.	Primarily represents employee-related benefits other than pensions and other post employment benefits.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Long-term Employee Benefits
The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, as well as medical, dental and life insurance benefits for pensioners and survivors and disability benefits for employees (other post employment benefits or OPEB plans). Approximately 80 percent of the company's worldwide benefit obligation for pensions and essentially all of the company's worldwide OPEB obligations are attributable to the U.S. benefit plans.

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

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. In November 2016, the company announced changes to the U.S. pension and OPEB plans. The company will freeze the pay and service amounts used to calculate pension benefits for active employees who participate in the U.S. pension plans at the earlier of the effective date of the first of the Intended Business Separations or November 30, 2018 (the Effective Date). See further discussion of the Intended Business Separations under "DuPont Dow Merger of Equals" beginning on page 2. Therefore, as of the Effective Date, active employees in the U.S. plans will not accrue additional benefits for future service and eligible compensation received. In addition to the changes to the U.S. pension plans, eligible employees who will be under the age of 50 at the Effective Date will not receive post-retirement medical, dental and life insurance benefits. As a result of these changes, the company recognized a pre-tax curtailment gain of $382 million during the fourth quarter of 2016. The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in the pension and post-retirement medical, dental and life insurance plans, but receive benefits in the defined contribution plans.
In the fourth quarter 2016, about $550 million of lump-sum payments were made from the principal U.S. pension plan trust fund to a group of separated, vested plan participants who were extended a limited-time opportunity and voluntarily elected to receive their pension benefits in a single lump-sum payment.

Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. The company contributed $230 million to the principal U.S. pension plan in 2016 and the company expects to contribute about the same amount to this plan in 2017.
Funding for each pension plan other than the principal U.S. pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tends to moderate subsequent funding needs. The company contributed $121 million to its pension plans other than the principal U.S. pension plan in 2016.

U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. The company's remaining pension plans with no plan assets are paid from operating cash flows. The company made benefit payments of $184 million to its unfunded plans in 2016.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $218 million, $237 million and $233 million for 2016, 2015 and 2014, respectively. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

In 2017, the company expects to contribute $95 million for pension plans other than the principal U.S. pension plan, $85 million to its remaining plans with no plan assets, and $275 million for its OPEB plans.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company's income can be significantly affected by pension and defined contribution benefits as well as OPEB costs. The following table summarizes the extent to which the company's income over each of the last 3 years was affected by pre-tax charges related to long-term employee benefits:

(Dollars in millions)	2016	2015	2014
Long-term employee benefit plan charges [1]	$442	$616	$715

1.The long-term employee benefit plan charges include discontinued operations of $(5), $(245) and $96 for 2016, 2015 and 2014, respectively.

The above charges for pension and OPEB are determined as of the beginning of each year. The decrease in long-term employee benefit expense in 2016 is driven by the curtailment gain recognized in 2016 related to the changes to the U.S. long term employee benefits described above. The decrease in 2015 is primarily due to a curtailment gain, which is presented within income from discontinued operations, partially offset by a decrease in discount rate. See "Long-term Employee Benefits" under the Critical Accounting Estimates section beginning on page 42 of this report for additional information on determining annual expense.

The company's key assumptions used in calculating its pension and other post employment benefits are the expected return on plan assets, the rate of compensation increases and the discount rate (see Note 17 to the Consolidated Financial Statements). For 2017, long term employee benefit expense from continuing operations is expected to increase by about $340 million mainly due to the curtailment gain recognized in 2016. This amount does not include any potential settlement charges related to the company's Pension Restoration Plan which provides lump sum payments to certain eligible retirees.

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

Pre-tax environmental expenses charged to income from continuing operations are summarized below:

(Dollars in millions)	2016	2015	2014
Environmental operating costs	$370	$380	$380
Environmental remediation costs	60	65	35
	$430	$445	$415

About 75 percent of total pre-tax environmental expenses charged to income from continuing operations in 2016 resulted from operations in the U.S. Based on existing facts and circumstances, management does not believe that year over year changes, if any, in environmental expenses charged to current operations will have a material impact on the company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2014	$478
Remediation payments[1]	(104)
Net increase in remediation accrual[2]	118
Balance at December 31, 2015	$492
Remediation payments[1]	(143)
Net increase in remediation accrual[2]	108
Balance at December 31, 2016	$457
1.    Includes reductions in the accrual for payments made by indemnified parties. See below for further discussion.
2.     Excludes related indemnification asset. See below for further discussion.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, the potential liability may range up to $900 million above the amount accrued as of December 31, 2016. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company.

Pursuant to the Separation Agreement discussed in Note 3 to the Consolidated Financial Statements, the company is indemnified by Chemours for certain environmental matters, included in the liability of $457 million, that have an estimated liability of $250 million as of December 31, 2016 and a potential exposure that ranges up to approximately $500 million above the amount accrued. As such, the company has recorded an indemnification asset of $250 million corresponding to the company's accrual balance related to these matters at December 31, 2016. Within the table above, during 2016, the remediation payments made by Chemours are about $90 million and the indemnified portion of the net increase in the remediation accrual is about $50 million.

On December 15, 2016, DuPont reached a settlement in principle, valued at about $50 million, with the U.S. Departments of Justice and the Interior and the Commonwealth of Virginia, to resolve remediation claims associated with mercury contamination in the South River and South Fork Shenandoah River watershed. If approved by the U.S. District Court for the Western District of Virginia, the settlement requires DuPont to make a cash payment of about $42 million and undertake certain remediation activities. The full value of the settlement is included in the remediation accrual balance at December 31, 2016.

As of December 31, 2016, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or similar state laws at about 500 sites around the U.S., including approximately 100 sites for which DuPont does not believe it has liability based on current information. Active remediation is under way at approximately 90 of these sites. In addition, the company has resolved its liability at approximately 70 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at one new site during 2016 compared with one and three similar notices in 2015 and 2014, respectively.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the company’s internal environmental goals, were $39 million in 2016. The company currently estimates expenditures for environmental-related capital projects to be about $55 million in 2017.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Climate Change
The company believes that climate change is an important global issue that presents risks and opportunities. Expanding upon significant global greenhouse gas (GHG) emissions and other environmental footprint reductions made in the period 1990-2010, as of 2015 the company reduced its environmental footprint, achieving reductions of 7.5 percent in GHG emissions, 7.6 percent in water consumption, and 3.3 percent in energy intensity from non-renewable resources versus a 2010 baseline. In 2015, the company announced its 2020 Sustainability Goals, including a goal to achieve a 7 percent reduction in GHG emissions intensity (2015 baseline) and continuation of its goal to achieve a 10 percent improvement in energy intensity (2010 baseline). The company continuously evaluates opportunities for existing and new product and service offerings in light of the anticipated demands of a low-carbon economy.

The company is actively engaged in efforts to develop constructive public policies to reduce GHG emissions and encourage lower carbon forms of energy. Such policies may bring higher operating costs as well as greater revenue and margin opportunities. Legislative efforts to control or limit GHG emissions could affect the company's energy source and supply choices as well as increase the cost of energy and raw materials derived from fossil fuels. Such efforts are also anticipated to provide the business community with greater certainty for the regulatory future, help guide investment decisions, and drive growth in demand for low-carbon and energy-efficient products, technologies, and services. Similarly, demand is expected to grow for products that facilitate adaptation to a changing climate. However, the current unsettled policy environment in the U.S., where many company facilities are located, adds an element of uncertainty to business decisions, particularly those relating to long-term capital investments.

In addition, significant differences in regional or national approaches could present challenges in a global marketplace. An effective global climate policy framework will help drive the market changes that are needed to stimulate and efficiently deploy new innovations in science and technology, while maintaining open and competitive global markets.

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

Foreign Currency Exchange Rate Risks
The company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the company has an exchange rate exposure are the European euro (EUR), Chinese yuan, Brazilian real, and Japanese yen. The company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 19 to the Consolidated Financial Statements, from time to time, the company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar (USD) amount of future firm commitments denominated in a foreign currency.

Certain foreign entities of the company held USD denominated marketable securities, mainly US government securities, at December 31, 2015. The USD/EUR was the primary foreign exchange exposure for these nonfunctional currency denominated marketable securities. These marketable securities were classified as “available-for-sale” and as such, fluctuations in foreign exchange were recorded in accumulated other comprehensive loss (AOCL) within the Consolidated Statements of Equity. These fluctuations were subsequently reclassified from AOCL to earnings in the period in which the marketable securities were sold.

The following table illustrates the fair values of outstanding foreign currency contracts and nonfunctional currency denominated marketable securities at December 31, 2016 and 2015, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2016 and 2015. The sensitivities for foreign currency contracts and nonfunctional currency denominated marketable securities are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
(Dollars in millions)	2016	2015	2016	2015
Foreign currency contracts	$61	$(6)	$(567)	$(738)
Marketable securities	—	788	—	(110)

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

The company's sales are not materially dependent on any single customer. As of December 31, 2016, no one individual customer balance represented more than five percent of the company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global businesses.

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

As of December 31, 2016, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company's internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company's system of internal controls over financial reporting was effective as of December 31, 2016 (see page F-2).

ITEM 9B.  OTHER INFORMATION

On January 31, 2017, the company entered into a committed receivable repurchase facility of up to $1.3 billion (the 2017 repurchase facility) that expires on November 30, 2017. Under the 2017 repurchase facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase at a future date. The 2017 repurchase facility is considered a secured borrowing with the customer notes receivables, inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the repurchase facility will have an interest rate of LIBOR + 0.75 percent.

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

Executive Officers of the Registrant
The following is a list, as of February 2, 2017, of the company's Executive Officers:

	Age	Executive Officer Since
Chair of the Board of Directors and Chief Executive Officer:
Edward D. Breen	60	2015
Other Executive Officers:
Benito Cachinero-Sánchez	58	2011
Senior Vice President - Human Resources
James C. Collins	54	2014
Executive Vice President
C. Marc Doyle	47	2015
Executive Vice President
Nicholas C. Fanandakis	60	2009
Executive Vice President and Chief Financial Officer
Stacy L. Fox	63	2014
Senior Vice President and General Counsel
Douglas Muzyka	62	2014
Senior Vice President and Chief Science & Technology Officer

The company's Executive Officers are elected or appointed for the ensuing year or for an indefinite term and until their successors are elected or appointed.

Edward D. Breen joined the DuPont Board of Directors in February 2015, was named Interim Chair of the Board and CEO in October 2015, and assumed his current role in November 2015.  Mr. Breen served as Chairman and CEO of Tyco International plc (Tyco) from July 2002 until September 2012.  Prior to joining Tyco, Mr. Breen held several senior management positions at Motorola from 2000 to 2002, including as President and Chief Operating Officer.  From December 1997 to January 2000, he served as Chairman, President and Chief Executive Officer of General Instrument Corporation.  Between 1994 and 1997, Mr. Breen was president of the Broadband Networks Group for General Instrument, President of Eastern Operations for the Communications Division and served as Executive Vice President of Terrestrial Systems.  Mr. Breen currently serves as a director of Comcast Corporation. He also serves as a member of the advisory board of New Mountain Capital LLC, a private equity firm.
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

Part III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, continued

James C. Collins joined DuPont in 1984 as an engineer.  He has held positions in engineering, supervision and plant management at a variety of manufacturing sites.  In 1993, he joined the Agriculture Sales & Marketing Group where he served in a variety of roles across the globe supporting DuPont’s seed and crop protection businesses.  From 2004 to 2010, he was responsible for DuPont Crop Protection as Vice President and General Manager and then President.  In January 2011, he was appointed Vice President for Acquisition & Integration of Danisco, and was named President of DuPont Industrial Biosciences in May of that year.  Beginning in September 2013, he assumed additional business and functional responsibilities as Senior Vice President.  In December 2014, he was named Executive Vice President and had responsibility for the Electronics & Communications, Industrial Biosciences, Performance Materials segments as well as regional management for Europe, Middle East, Africa and Canada and Corporate Communications.   In January 2016, Mr. Collins assumed responsibility for the Agriculture businesses.

C. Marc Doyle joined DuPont in 1995 as a research scientist within DuPont Central Research & Development. He has held positions in business development, marketing and business management, including strategic planning manager, global displays business manager and regional business director of the Asia Pacific region for the Microcircuit Materials business.  In February 2008, he became the Global Business Director for DuPont Photovoltaic Solutions within the DuPont Electronics & Communications business. He was named Global Market and Product Director for DuPont Protection Technologies in September 2011.  In this role, Mr. Doyle had been responsible for the Kevlar® and Nomex® product lines globally.  In June 2013 he was named President of DuPont Protection Technologies. In July 2015, he was named Senior Vice President and assumed responsibility for the Safety & Protection businesses. In January 2016, he was named Executive Vice President and assumed responsibility for the Electronics & Communications, Protection Solutions, Sustainable Solutions, Industrial Biosciences, Nutrition & Health, and Performance Materials businesses.

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

Stacy L. Fox joined DuPont in October 2014 as Senior Vice President and General Counsel. In January 2016, she assumed responsibility for Corporate Communications. Prior to joining DuPont she served as Deputy Emergency Manager of the City of Detroit. Prior to that role, she was Senior Vice President of Strategy and General Counsel of Sunoco, Inc. She also served as a member of the Board of Directors of Sunoco Partners LLC. Earlier, she served as Executive Vice President of Corporate Transactions and Legal Affairs for Visteon. Ms. Fox is also a founder and principal of the Roxbury Group.

Douglas Muzyka joined the company in 1985 as a research scientist and held a variety of research and research management roles. In 1994, he was named Director of Technology and New Business Development for DuPont Nylon, Asia Pacific. In 1998, he was named Global Business Director for the Nylon Industrial Specialties business. In 2001, Mr. Muzyka was then named President and General Manager of DuPont Mexico. In January 2003, he was named President and Chief Executive Officer of DuPont Canada Inc. and in September 2003, concurrently Vice President and General Manager - DuPont Nutrition & Health. In July 2006, he assumed the role of President - DuPont Greater China. In September 2010, he was named Senior Vice President and Chief Science and Technology Officer. In January 2016, he assumed responsibility for engineering technologies and regional leadership.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2016
(Shares in thousands, except per share)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[3]
Equity compensation plans approved by security holders	20,447	[1]	$58.11	36,854
Equity compensation plans not approved by security holders	13	[4]	—	—	[5]
Total	20,460		$58.11	36,854

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

3.
Reflects shares available pursuant to the issuance of stock options, restricted stock, restricted stock units or other stock-based awards under the Equity and Incentive Plan, as amended and restated effective March 14, 2016 (see Note 18 to the Consolidated Financial Statements). The maximum number of shares of stock reserved for the grant or settlement of awards under the Equity and Incentive Plan (Share Limit) shall be 110,000 and shall be subject to adjustment as provided therein; provided that each share in excess of 30,000 issued under the Equity and Incentive Plan pursuant to any award settled in stock, other than a stock option or stock appreciation right, shall be counted against the foregoing Share Limit as four and one-half shares for every one share actually issued in connection with such award. (For example, if 32,000 shares of restricted stock are granted under the Equity and Incentive Plan, 39,000 shall be charged against the Share Limit in connection with that award.)

4.
Includes 13 deferred stock units resulting from base salary and short-term incentive (STIP) deferrals under the Management Deferred Compensation Plan (MDCP). Under the MDCP, a select group of management or highly compensated employees can elect to defer the receipt of their base salary, STIP or Long Term Incentive (LTI) award. LTI deferrals are included in footnote 1 to the above chart. The company does not match deferrals under the MDCP. There are seven core investment options under the MDCP for base salary and STIP deferrals, including deferred stock units with dividend equivalents credited as additional stock units. In general, deferred stock units are distributed in the form of DuPont common stock and may be made in the form of lump sum at a specified future date prior to retirement or a lump sum or annual installments after separation from service. Shareholder approval of the MDCP was not required under the rules of the New York Stock Exchange.

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

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
(Dollars in millions)

Year Ended December 31,	2016	2015	2014
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$225	$235	$262
Additions charged to expenses	119	58	58
Deductions from reserves[1]	(57)	(68)	(85)
Balance at end of period	$287	$225	$235
Inventory—Obsolescence Reserve
Balance at beginning of period	$237	$180	$212
Additions charged to expenses	298	391	386
Deductions from reserves[2]	(320)	(334)	(418)
Balance at end of period	$215	$237	$180
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$1,529	$1,704	$1,711
Net benefits to income tax expense	(184)	(71)	(47)
(Deductions) additions to other comprehensive (loss) income	(37)	(104)	40
Balance at end of period	$1,308	$1,529	$1,704

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

10.6*
Company’s Equity and Incentive Plan, as amended and restated effective March 14, 2016 (incorporated by reference to Exhibit 10.06 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2016).

10.7*
Form of 2013 Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2013).

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

10.16*
Form of 2016 Award Terms under the Company’s Equity and Incentive Plan, (incorporated by reference to Exhibit 10.22 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2016).

10.17*
Letter Agreement dated January 4, 2016, by and between the Company and Mr. James C. Borel (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated January 22, 2016).

10.18**
Separation Agreement by and between the Company and The Chemours Company (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.19
Tax Matters Agreement by and between the Company and The Chemours Company (incorporated by reference to Exhibit 2.2 to the company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.20**
Agreement and Plan of Merger by and between the Company and The Dow Chemical Company, dated as of December 11, 2015 (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated December 11, 2015).

10.21**
Master Repurchase Agreement by and among Cooperatieve Rabobank, U.A. (New York Branch), The Bank of Tokyo Mitsubishi UFJ Ltd. (New York Branch) and PHI Financial Services, Inc. dated as of January 31, 2017.

10.22**
Master Framework Agreement by and among Cooperatieve Rabobank, U.A. (New York Branch), The Bank of Tokyo Mitsubishi UFJ Ltd. (New York Branch) and PHI Financial Services, Inc. dated as of January 31, 2017.

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

February 2, 2017
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ Nicholas C. Fanandakis
Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ E.D. Breen	Chair of the Board of Directors and Chief Executive Officer and Director (Principal Executive Officer)	February 2, 2017
E. D. Breen

/s/ L. Andreotti	Director	February 2, 2017
L. Andreotti

/s/ R.A. Brown	Director	February 2, 2017
R. A. Brown

/s/ A.M. Cutler	Director	February 2, 2017
A. M. Cutler

/s/ E.I. du Pont, II	Director	February 2, 2017
E. I. du Pont, II

/s/ J. L. Gallogly	Director	February 2, 2017
J. L. Gallogly

/s/ M.A. Hewson	Director	February 2, 2017
M. A. Hewson

/s/ L.D. Juliber	Director	February 2, 2017
L. D. Juliber

/s/ U. M. Schneider	Director	February 2, 2017
U. M. Schneider

/s/ L. M. Thomas	Director	February 2, 2017
L. M. Thomas

/s/ P. J. Ward	Director	February 2, 2017
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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2016, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2016.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of, as stated in their report, which is presented on the following page.

Edward D. Breen Chair of the Board and Chief Executive Officer	Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer
February 2, 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 2, 2017

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS
(Dollars in millions, except per share)

For the year ended December 31,	2016	2015	2014
Net sales	$24,594	$25,130	$28,406
Cost of goods sold	14,469	15,112	17,023
Other operating charges	686	459	645
Selling, general and administrative expenses	4,319	4,615	4,891
Research and development expense	1,641	1,898	1,958
Other income, net	(708)	(697)	(1,277)
Interest expense	370	342	377
Employee separation / asset related charges, net	552	810	476
Income from continuing operations before income taxes	3,265	2,591	4,313
Provision for income taxes on continuing operations	744	696	1,168
Income from continuing operations after income taxes	2,521	1,895	3,145
Income from discontinued operations after income taxes	4	64	491
Net income	2,525	1,959	3,636
Less: Net income attributable to noncontrolling interests	12	6	11
Net income attributable to DuPont	$2,513	$1,953	$3,625
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$2.86	$2.10	$3.42
Basic earnings per share of common stock from discontinued operations	—	0.07	0.54
Basic earnings per share of common stock	$2.87	$2.17	$3.95
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$2.85	$2.09	$3.39
Diluted earnings per share of common stock from discontinued operations	—	0.07	0.53
Diluted earnings per share of common stock	$2.85	$2.16	$3.92
Dividends per share of common stock	$1.52	$1.72	$1.84

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions, except per share)

For the year ended December 31,	2016	2015	2014
Net income	$2,525	$1,959	$3,636
Other comprehensive loss, net of tax:
Cumulative translation adjustment	(510)	(1,605)	(876)
Adjustments to pension benefit plans	323	574	(2,199)
Adjustments to other benefit plans	(379)	(240)	(232)
Net change in unrealized gains (losses) on securities	20	(19)	—
Net gains (losses) on cash flow hedging derivative instruments	31	(18)	42
Total other comprehensive loss	(515)	(1,308)	(3,265)
Comprehensive income	2,010	651	371
Comprehensive income attributable to noncontrolling interests, net of tax	12	6	12
Comprehensive income attributable to DuPont	$1,998	$645	$359

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share)

December 31,	2016	2015
Assets
Current assets
Cash and cash equivalents	$4,605	$5,300
Marketable securities	1,362	906
Accounts and notes receivable, net	4,971	4,643
Inventories	5,673	6,140
Prepaid expenses	506	398
Total current assets	17,117	17,387
Property, plant and equipment	23,967	24,130
Less: Accumulated depreciation	14,736	14,346
Net property, plant and equipment	9,231	9,784
Goodwill	4,180	4,248
Other intangible assets	3,664	4,144
Investment in affiliates	649	688
Deferred income taxes	3,308	3,799
Other assets	1,815	1,116
Total	$39,964	$41,166
Liabilities and Equity
Current liabilities
Accounts payable	$3,705	$3,398
Short-term borrowings and capital lease obligations	429	1,165
Income taxes	101	173
Other accrued liabilities	4,662	5,580
Total current liabilities	8,897	10,316
Long-term borrowings and capital lease obligations	8,107	7,642
Other liabilities	12,333	12,591
Deferred income taxes	431	417
Total liabilities	29,768	30,966
Commitments and contingent liabilities
Stockholders' Equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2016 and 2015:
$4.50 Series – 1,673,000 shares (callable at $120)	167	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; issued at December 31, 2016 – 950,044,000; 2015 – 958,388,000	285	288
Additional paid-in capital	11,190	11,081
Reinvested earnings	14,924	14,510
Accumulated other comprehensive loss	(9,911)	(9,396)
Common stock held in treasury, at cost (Shares: December 31, 2016 and 2015 – 87,041,000)	(6,727)	(6,727)
Total DuPont stockholders' equity	9,998	9,993
Noncontrolling interests	198	207
Total equity	10,196	10,200
Total	$39,964	$41,166

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except per share)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
2014
Balance January 1, 2014	$237	$304	$11,072	$16,633	$(5,290)	$(6,727)	$57	$16,286
Sale of a majority interest in a consolidated subsidiary							(5)	(5)
Net income				3,625			11	3,636
Other comprehensive (loss) income					(3,266)		1	(3,265)
Common dividends ($1.84 per share)				(1,695)			(6)	(1,701)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		3	434					437
Common stock repurchased						(2,000)		(2,000)
Common stock retired		(9)	(332)	(1,659)		2,000		—
Balance December 31, 2014	$237	$298	$11,174	$16,894	$(8,556)	$(6,727)	$58	$13,378
2015
Consolidation of a joint venture			(1)				151	150
Net income				1,953			6	1,959
Other comprehensive loss					(1,308)			(1,308)
Common dividends ($1.72 per share)				(1,542)			(4)	(1,546)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		2	359					361
Common stock repurchased						(2,353)		(2,353)
Common stock retired		(12)	(451)	(1,890)		2,353		—
Spin-off of Chemours				(895)	468		(4)	(431)
Balance December 31, 2015	$237	$288	$11,081	$14,510	$(9,396)	$(6,727)	$207	$10,200
2016
Sale of a majority interest in a consolidated subsidiary			(4)				(5)	(9)
Net income				2,513			12	2,525
Other comprehensive loss					(515)			(515)
Common dividends ($1.52 per share)				(1,331)			(16)	(1,347)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		1	267					268
Common stock repurchased						(916)		(916)
Common stock retired		(4)	(154)	(758)		916		—
Balance December 31, 2016	$237	$285	$11,190	$14,924	$(9,911)	$(6,727)	$198	$10,196

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

For the year ended December 31,	2016	2015	2014
Operating activities
Net income	$2,525	$1,959	$3,636
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	939	1,104	1,254
Amortization of intangible assets	319	362	363
Net periodic pension benefit cost	572	591	406
Contributions to pension plans	(535)	(308)	(311)
Gain on sales of businesses and other assets	(436)	(59)	(726)
Asset related charges	682	147	174
Other operating activities – net	366	106	192
(Increase) decrease in operating assets:
Accounts and notes receivable	(270)	(448)	(88)
Inventories and other operating assets	(54)	164	(318)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(704)	(1,063)	(1,064)
Accrued interest and income taxes	(104)	(239)	194
Cash provided by operating activities	3,300	2,316	3,712
Investing activities
Purchases of property, plant and equipment	(1,019)	(1,629)	(2,020)
Investments in affiliates	(19)	(76)	(42)
Payments for businesses – net of cash acquired	—	(152)	—
Proceeds from sales of businesses and other assets - net	316	156	1,092
Purchases of short-term financial instruments	(2,633)	(1,897)	(936)
Proceeds from maturities and sales of short-term financial instruments	2,181	1,121	950
Foreign currency exchange contract settlements	(385)	615	430
Other investing activities – net	45	34	189
Cash used for investing activities	(1,514)	(1,828)	(337)
Financing activities
Dividends paid to stockholders	(1,335)	(1,546)	(1,696)
Net increase (decrease) in short-term (less than 90 days) borrowings	387	(1)	(11)
Long-term and other borrowings:
Receipts	813	3,679	104
Payments	(1,440)	(1,537)	(1,794)
Repurchase of common stock	(916)	(2,353)	(2,000)
Proceeds from exercise of stock options	181	274	327
Cash transferred to Chemours at spin-off	—	(250)	—
Other financing activities – net	(18)	(89)	(4)
Cash used for financing activities	(2,328)	(1,823)	(5,074)
Effect of exchange rate changes on cash	(153)	(275)	(332)
Decrease in cash and cash equivalents	(695)	(1,610)	(2,031)
Cash and cash equivalents at beginning of year	5,300	6,910	8,941
Cash and cash equivalents at end of year	$4,605	$5,300	$6,910
Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$386	$341	$394
Income taxes	735	885	1,016

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

Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation
The Consolidated Financial Statements include the accounts of the company and subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries in which the company's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Investments in affiliates over which the company has significant influence but not a controlling interest are accounted for under the equity method.

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are variable interest entities (VIEs). The company is not the primary beneficiary, as the nature of the company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2016 and 2015, the maximum exposure to loss related to the unconsolidated VIEs is not considered material to the Consolidated Financial Statements.

Basis of Presentation
Certain reclassifications of prior year's data have been made to conform to current year's presentation, including recasting the segment financial information as a result of the change in reportable segments which impacted the Industrial Biosciences segment, the DuPont Protection Solutions segment and Other. Refer to Note 21 for further information. As noted below under “Recent Accounting Pronouncements”, effective January 1, 2016, the company adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position on a retrospective basis. In conjunction with the adoption of ASU No. 2015-17, the company also retrospectively reclassified deferred charges previously recorded in the current deferred income taxes line item to prepaid expenses on the Consolidated Balance Sheets.

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

Marketable Securities
Marketable securities represent investments in fixed and floating rate financial instruments with maturities greater than three months and up to twelve months at time of purchase. Investments classified as held-to-maturity are recorded at amortized cost. The carrying value approximates fair value due to the short-term nature of the investments. Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss).

Fair Value Measurements
Under the accounting guidance for fair value measurements and disclosures, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Inventories
The company's inventories are valued at the lower of cost or net realizable value. Elements of cost in inventories include raw materials, direct labor and manufacturing overhead. Stores and supplies are valued at cost or net realizable value, whichever is lower; cost is generally determined by the average cost method.

As of December 31, 2016 and 2015, approximately 55, 30 and 15 percent of the company’s inventories were accounted for under the first-in, first-out (FIFO), average cost and last-in, first-out (LIFO) methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds, certain food-ingredients and enzymes.

The company establishes allowances for obsolescence of inventory based upon quality considerations and assumptions about future demand and market conditions.

Property, Plant and Equipment
Property, plant and equipment is carried at cost and is depreciated using the straight-line method. Substantially all equipment and buildings are depreciated over useful lives ranging from 15 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 5 to 7 years. When assets are surrendered, retired, sold or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the Consolidated Balance Sheets and included in determining gain or loss on such disposals.

Maintenance and repairs are charged to operations; replacements and improvements are capitalized.

Goodwill and Other Intangible Assets
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. The company's fair value methodology is primarily based on discounted cash flow techniques.

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

Income Taxes
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be indefinitely reinvested. Investment tax credits or grants are accounted for in the period earned (the flow-through method). Interest accrued related to unrecognized tax benefits is included in miscellaneous income and expenses, net, within other income, net. Income tax related penalties are included in the provision for income taxes.

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

The company changes the functional currency of its separate and distinct foreign entities only when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. As a result of the separation of its Performance Chemicals segment, coupled with the company’s redesign initiative, the functional currency at certain of the company’s foreign entities was re-evaluated which, in some cases, resulted in a change in the foreign entities' functional currency during 2015.

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

During the first quarter of 2015, the Venezuelan government enacted additional changes to the country's foreign exchange systems including the introduction of the Foreign Exchange Marginal System (SIMADI) auction process. Management has concluded that the SIMADI auction process would be the most likely exchange mechanism available. As a result, effective in the first quarter of 2015, the company changed from the SICAD 2 to the SIMADI exchange rate, to re-measure its Bolivar Fuertes (VEF) denominated net monetary assets which resulted in a pre-tax charge of $3. The charge is recorded within other income, net in the company's Consolidated Income Statements for the year ended December 31, 2015. The remaining net monetary assets and non-monetary assets are immaterial at December 31, 2016 and 2015, respectively.

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

In the event that a derivative designated as a hedge of a firm commitment or an anticipated transaction is terminated prior to the maturation of the hedged transaction, gains or losses realized at termination are deferred and included in the measurement of the hedged transaction. If a hedged transaction matures, or is sold, extinguished, or terminated prior to the maturity of a derivative designated as a hedge of such transaction, gains or losses associated with the derivative through the date the transaction matured are included in the measurement of the hedged transaction and the derivative is reclassified as for trading purposes. Derivatives designated as hedges of anticipated transactions are reclassified as for trading purposes if the anticipated transaction is no longer probable.

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

Recent Accounting Pronouncements
Accounting Pronouncements Implemented in 2016
In November 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The company adopted this guidance effective January 1, 2016 on a retrospective basis. As a result of the adoption, $368 and $37 of deferred tax assets and liabilities, respectively, were reclassified from current to noncurrent assets and liabilities, respectively, as of December 31, 2015.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share or its Equivalent. This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented and early adoption is permissible. The company adopted this guidance effective January 1, 2016. The guidance only impacts disclosure and did not impact the company's Consolidated Financial Statements.

New Accounting Pronouncements to be Implemented
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period (as of the first interim period if an entity issues interim financial statements). The new guidance requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The company is currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The new guidance makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The company is currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for shared-based payment transactions, including income tax consequences, forfeitures and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The company will adopt this standard on January 1, 2017. The primary effects of adoption for the company relate to changes in classification within the Consolidated Statements of Cash Flows and recognition of tax effects related to share-based payments. The new guidance requires all tax related cash flows resulting from share-based payments to be reported as cash provided by operating activities in the Consolidated Statements of Cash Flows. This is a change from the current requirement to present excess tax benefits as cash inflows from financing activities and tax deficiencies as cash outflows from operating activities. As permitted by the standard, the company has elected to adopt this reclassification on a retrospective basis. The updated guidance also requires all tax effects related to share-based payments to be recognized within the provision for income taxes in the Consolidated Income Statements. Previously excess tax benefits and tax deficiencies were recognized in additional paid-in capital in the Consolidated Balance Sheets. The standard does not permit retrospective adoption of this update. As such, the company will adopt this update on a prospective basis. The remaining updates required by this standard are not expected to have a material impact to the company’s Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under the new guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations. The company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases as discussed in Note 15.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further updated in March, April, May, and December 2016. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also will result in additional disclosure requirements to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017.  The standard permits the use of either the retrospective or modified retrospective (cumulative-effect) transition method of adoption.  The company continues to evaluate the impact of the new standard on its Consolidated Financial Statements and disclosures.  Based on the analysis conducted to date, the company does not believe the impact upon adoption will be material to its Consolidated Financial Statements.  The company plans to adopt the standard in the first quarter of 2018 under the modified retrospective transition method.

2.  PLANNED MERGER WITH DOW
On December 11, 2015, DuPont and The Dow Chemical Company (Dow) announced entry into an Agreement and Plan of Merger (the Merger Agreement), under which the companies will combine in an all-stock merger of equals subject to satisfaction of customary closing conditions, including receipt of regulatory approval. The combined company will be named DowDuPont Inc. (DowDuPont). Following the consummation of the merger, DuPont and Dow intend to pursue, subject to the receipt of approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions (collectively, the Intended Business Separations).

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

Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $2.50 per share, of Dow (the Dow Common Stock) issued and outstanding immediately prior to the Effective Time, excluding any shares of Dow Common Stock that are held in treasury, will be converted into the right to receive one share of DowDuPont Common Stock. On December 30, 2016, (the Dow Preferred Conversion Date) each share of Cumulative Convertible Perpetual Preferred Stock, Series A, par value $1.00 per share, of Dow (the Dow Preferred) issued and outstanding immediately prior thereto, converted to 24.2010 shares of Dow Common Stock. As a result, on the Dow Preferred Conversion Date, Dow issued 96,804,000 shares of Common Stock.

Based on the aforementioned 1.2820 exchange ratio set forth in the Merger Agreement and the conversion of the Dow Preferred to Dow Common Stock, it is expected that DuPont common stockholders and Dow common stockholders will own approximately 48 percent and 52 percent, respectively, of the outstanding shares of DowDuPont Common Stock immediately following the Effective Time.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Conditions to the Merger
The completion of the merger is subject to the satisfaction or waiver of certain conditions, including (i) the receipt of certain domestic and foreign approvals under competition laws; (ii) DuPont and Dow reasonably determining that the merger does not constitute an acquisition of a 50 percent or greater interest in DuPont and Dow, respectively, under the principles of Section 355(e) of the Internal Revenue Code; (iii) the absence of governmental restraints or prohibitions preventing the consummation of the merger; and (iv) the approval of the shares of DowDuPont Common Stock to be issued in the merger for listing on the NYSE. The obligation of each of DuPont and Dow to consummate the merger is also conditioned on, among other things, the receipt of a tax opinion from the tax counsel as to the tax-free nature of the merger, and the truth and correctness of the representations and warranties made by the other party as of the closing date (subject to certain “materiality” and “material adverse effect” qualifiers).

Additional information about the Merger Agreement and the Intended Business Separations is set forth in the company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the SEC) on December 11, 2015; the company’s 2015 Annual Report filed with the SEC on February 4, 2016 and the registration statement on Form S-4 (File No. 333-209869) (as amended, the Registration Statement) filed by DowDuPont and declared effective by the SEC on June 9, 2016. The Registration Statement constitutes a prospectus of DowDuPont and includes a joint proxy statement of Dow and DuPont. The joint proxy statement relates to the separate special meetings of the companies’ respective common stock shareholders of record as of the close of business on June 2, 2016, to adopt the Merger Agreement and related matters. DuPont's special meeting of stockholders was held on July 20, 2016, which resulted in a vote for adoption of the Merger Agreement and approval of related matters.

Consummation of the merger is contingent on satisfaction of customary closing conditions, including the receipt of regulatory approval from the U.S., European Union, China, Brazil and Canada. Subject to satisfaction of these customary closing conditions, including the receipt of regulatory approvals, closing would be expected to occur in first half of 2017.

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

The Merger Agreement contains certain termination rights for each of DuPont and Dow, including in the event that (i) the merger is not consummated on or before March 15, 2017, subject to each party having the right to unilaterally extend the termination date of the Merger Agreement until June 15, 2017 (the Outside Date) in the event that the regulatory closing conditions have not been satisfied or (ii)  if any restraint having the effect of preventing the consummation of the merger shall have become final and non-appealable or if any governmental entity that must grant a requisite regulatory approval has denied approval of the merger.

The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including (i) a change in the recommendation of the Board of Directors of DuPont and Dow or (ii) a termination of the Merger Agreement by DuPont and Dow, because of a material breach by the other party or because the merger is not consummated by the Outside Date, in each case set forth in this clause (ii) at a time when there was an offer or proposal for an alternative transaction with respect to such party and such party enters into or consummates an alternative transaction within 12 months following such date of termination, DuPont and Dow, as the case may be, will pay to the other party a termination fee equal to $1,900 in cash.

During the years ended December 31, 2016 and 2015, the company incurred $386 and $10, respectively, of costs in connection with the planned merger with Dow and the Intended Business Separations, including costs relating to integration and separation planning. These costs were recorded in selling, general and administrative expenses in the company's Consolidated Income Statements and primarily include financial advisory, legal, accounting, consulting and other advisory fees and expenses.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

3.  DIVESTITURES AND OTHER TRANSACTIONS
DuPont (Shenzhen) Manufacturing Limited
In March 2016, the company recognized the sale of its 100 percent ownership interest in DuPont (Shenzhen) Manufacturing Limited to the Feixiang Group. The sale of the entity, which held certain buildings and other assets, resulted in a pre-tax gain of $369 ($214 net of tax). The gain was recorded in other income, net in the company's Consolidated Income Statements for the year ended December 31, 2016 and reflected as a Corporate item.

Performance Chemicals
On July 1, 2015 (the Distribution Date), DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of Chemours (the Separation). To effect the spin-off, DuPont distributed to its stockholders one share of Chemours common stock, par value $0.01 per share, for every five shares of DuPont common stock, par value $0.30 per share, (the Distribution) outstanding as of 5:00 p.m. June 23, 2015, the record date for the Distribution. In lieu of fractional shares of Chemours, stockholders of DuPont received cash, which generally was taxable. In connection with the Separation, the company and Chemours entered into a Separation Agreement, discussed below, and a Tax Matters Agreement and certain ancillary agreements, including an employee matters agreement, agreements related to transition and site services, and intellectual property cross licensing arrangements. In addition, the companies have entered into certain supply agreements. In the first quarter 2016, the company agreed in principle to prepay $190 for certain goods and services expected to be delivered by Chemours. As of December 31, 2016, the balance of the prepayment was $60 recorded within prepaid expenses on the Consolidated Balance Sheet, which is expected to be fully utilized through delivery of goods and services during 2017.

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

Pursuant to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At December 31, 2016, the indemnified assets are $81 within accounts and notes receivable, net and $444 within other assets along with the corresponding liabilities of $81 within other accrued liabilities and $444 within other liabilities on the Consolidated Balance Sheet.

The results of operations of the Performance Chemicals segment are presented as discontinued operations as summarized below:

For the year ended December 31,	2016	2015	2014
Net sales	$—	$2,810	$6,317
Cost of goods sold	—	2,215	4,680
Other operating charges	36	386	422
Selling, general and administrative expenses	—	(87)	453
Research and development expense	—	40	109
Other income, net	(3)	(27)	(46)
Interest expense	—	32	—
Employee separation / asset related charges, net	—	59	21
(Loss) income from discontinued operations before income taxes	(33)	192	678
(Benefit from) provision for income taxes	(28)	106	202
(Loss) income from discontinued operations after income taxes	$(5)	$86	$476

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

During the years ended December 31, 2016, 2015 and 2014, the company incurred $35, $306, and $175 of costs, respectively, in connection with the transaction primarily related to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions. Income from discontinued operations during the years ended December 31, 2016, 2015 and 2014, includes $35, $260 and $142 of these costs, respectively. Income from continuing operations during the years ended December 31, 2015 and 2014, includes $26 and $33 of these costs, respectively, recorded in other operating charges in the company's Consolidated Income Statements. Income from continuing operations during the year ended December 31, 2015 also included $20 of transaction costs incurred for a premium associated with the early retirement of DuPont debt. The company exchanged notes received from Chemours in May 2015 (as part of a dividend payment) for DuPont debt that it then retired. These costs were reported in interest expense in the company's Consolidated Income Statements.

During the year ended December 31, 2015, in connection with the separation, the company recorded an other post employment benefit plan curtailment gain of $274 and a pension curtailment gain of $7. See Note 17 for further discussion.

Income from discontinued operations during the year ended December 31, 2015, included a restructuring charge of $59, consisting of severance and related benefit costs associated with the Performance Chemicals segment to achieve fixed cost and operational productivity improvements for Chemours post-spin.

In connection with the spin-off, the company received a dividend from Chemours in May 2015 of $3,923 comprised of a cash distribution of $3,416 and a distribution in-kind of $507 of 7 percent senior unsecured notes due 2025 (Chemours Notes Received). Chemours financed the dividend payment through issuance of approximately $4,000 of debt, including the Chemours Notes Received (Chemours' Debt). Net assets of $431 were transferred to Chemours on July 1, 2015, including the $4,000 of Chemours' Debt.

The following table presents the depreciation, amortization and purchases of property, plant and equipment of the discontinued operations related to Performance Chemicals:

For the year ended December 31,	2015	2014
Depreciation	$126	$248
Amortization of intangible assets	2	3
Purchases of property, plant and equipment	235	525

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

The results of discontinued operations related to Performance Coatings are summarized below:

For the year ended December 31,	2016	2015	2014
Net sales	$—	$—	$—
Income (loss) from discontinued operations before income taxes[1,2]	$6	$(23)	$—
Benefit from income taxes[3]	(3)	(1)	(15)
Income (loss) from discontinued operations after income taxes	$9	$(22)	$15

1.	The year ended December 31, 2016 includes a pre-tax benefit of $6 primarily related to a postretirement settlement gain.

2.	The year ended December 31, 2015 includes a pre-tax net charge of $(23) related to a postretirement settlement charge and other employee related settlement adjustments.

3.
The year ended December 31, 2014 includes a tax benefit of $(15) related to a change in estimate of income taxes resulting from the filing of various tax returns impacted by the sale of Performance Coatings.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

4.  EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET
La Porte Plant, La Porte, Texas
In March 2016, DuPont announced its decision to not re-start the Agriculture segment’s insecticide manufacturing facility at the La Porte site located in La Porte, Texas.  The facility manufactures Lannate® and Vydate® insecticides and has been shut down since November 2014.  As a result of this decision, during the year ended December 31, 2016, a pre-tax charge of $68 was recorded in employee separation / asset related charges, net which included $41 of asset related charges, $11 of contract termination costs, and $16 of employee severance and related benefit costs.

2016 Global Cost Savings and Restructuring Program
In December 2015, DuPont committed to take structural actions across all businesses and staff functions globally to operate more efficiently by further consolidating businesses and aligning staff functions more closely with them as part of a 2016 global cost savings and restructuring plan. As a result, during the year ended December 31, 2015, a pre-tax charge of $798 was recorded, consisting of $793 of employee separation / asset related charges, net and $5 in other income, net in the company's Consolidated Income Statements. The charges consisted of $656 in severance and related benefit costs, $109 in asset related charges, and $33 in contract termination charges.

During the year ended December 31, 2016, in connection with the restructuring actions, the company recorded a net pre-tax benefit to earnings of $(85), consisting of $(88) in employee separation / asset related charges, net, and a $3 charge to other income, net in the company's Consolidated Income Statements. The net benefit was comprised of a reduction of $(154) in severance and related benefit costs, offset by $53 of asset related charges, and $16 of contract termination costs. This was primarily due to a reduction in severance and related benefit costs partially offset by the identification of additional projects in certain segments. The reduction in severance and related benefit costs was driven by elimination of positions at a lower cost than expected as a result of redeployments and attrition as well as lower than estimated individual severance costs.

The restructuring actions associated with this charge impacted approximately 10 percent of DuPont’s workforce and are substantially complete.

The 2016 restructuring program (benefits) charges related to the segments, as well as corporate expenses, were as follows:

For the year ended December 31,	2016	2015
Agriculture	$23	$161
Electronics & Communications	(2)	93
Industrial Biosciences	(5)	60
Nutrition & Health	(7)	47
Performance Materials	(4)	61
Protection Solutions	(13)	44
Other	11	2
Corporate Expenses	(88)	330
	$(85)	$798

At December 31, 2016 and 2015, total liabilities related to the restructuring program were $122 and $680, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Account balances and activity for the restructuring program are summarized below:

	Severance and Related Benefit Costs	Asset Related Charges	Other Non-Personnel Charges[1]	Total
Balance at December 31, 2015	$648	$—	$32	$680
Payments	(393)	—	(26)	(419)
Net translation adjustment	(1)	—	—	(1)
Other adjustments	(154)	53	16	(85)
Asset write-offs	—	(53)	—	(53)
Balance at December 31, 2016	$100	$—	$22	$122

1.     Other non-personnel charges consist of contractual obligation costs.

2014 Restructuring Program
In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all businesses and functions. DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment.  At December 31, 2016 and 2015, total liabilities related to the 2014 restructuring program were $9 and $78, respectively. During the year ended December 31, 2016 a benefit of $(21) was recorded in employee separation / asset related charges, net in the company's Consolidated Income Statements to reduce the accrual for severance costs.

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

The 2014 restructuring program (benefits) charges related to the segments, as well as corporate expenses, were as follows:

For the year ended December 31,	2016	2015	2014
Agriculture	$(1)	$3	$134
Electronics & Communications	(2)	(15)	84
Industrial Biosciences	(1)	1	20
Nutrition & Health	(2)	3	15
Performance Materials	(1)	1	99
Protection Solutions	(1)	(4)	45
Other	—	1	10
Corporate Expenses	(13)	(11)	134
	$(21)	$(21)	$541

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Asset Impairments
In the fourth quarter 2015, the company elected to defer further testing and deployment of a multi-year, phased implementation of an enterprise resource planning (ERP) system; which had not been placed in service as of year-end 2016.  At December 31, 2016, the company had capitalized costs associated with the ERP system of $435.  In connection with IT strategy reviews conducted during the fourth quarter of 2016, the company reviewed considerations around the timing of restarting testing and deployment of the ERP system.  As a result, the company intends to complete and place in service the ERP system, however, given the uncertainties related to implementation timing as well as potential developments and changes to technologies in the market place at the time of restart, use of this ERP system can no longer be considered probable. As a result, due to the specificity of the design related to the ERP system, the company determined that the uncompleted ERP system has a fair value of zero and recorded a pre-tax charge of $435 in employee separation / asset related charges, net in the company's Consolidated Income Statements during the year ended December 31, 2016.

The company recognized a $158 pre-tax impairment charge in employee separation / asset related charges, net in the company's Consolidated Income Statements during the year ended December 31, 2016 related to indefinite-lived intangible trade names within the Industrial Biosciences segment. In connection with business strategy reviews and brand realignment conducted during the third quarter 2016, the company decided to phase out the use of certain acquired trade names within the segment resulting in a change from an indefinite life to a finite useful life for these assets. As a result of these changes, the carrying value of the trade name assets exceeded the fair value.

The basis of the fair value for the charges was calculated utilizing an income approach (relief from royalty method) using Level 3 inputs within the fair value hierarchy, as described in Note 1. The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. After the recognition of the impairment charge, the remaining net book value of the trade names was $28, which represented fair value.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

5.  OTHER INCOME, NET

	2016	2015	2014
Royalty income	$170	$138	$156
Interest income	107	129	129
Equity in earnings (loss) of affiliates, net	99	49	(36)
Net gains on sales of businesses and other assets[1]	435	92	710
Net exchange (losses) gains	(106)	30	196
Miscellaneous income and expenses, net[2]	3	259	122
Other income, net	$708	$697	$1,277

1.	Includes a pre-tax gain of $369 ($214 net of tax) for the year ended December 31, 2016 related to the sale of DuPont (Shenzhen) Manufacturing Limited. See Note 3 for additional information.

2.	Miscellaneous income and expenses, net, includes interest items, gains related to litigation settlements, gains/losses on available-for-sale securities and other items.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results from operations for the years ended December 31, 2016, 2015 and 2014. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains are largely taxable in the U.S., whereas the offsetting exchange losses on the re-measurement of the net monetary asset positions are often not tax deductible in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for income taxes on continuing operations on the Consolidated Income Statements.

	2016	2015	2014
Subsidiary/Affiliate Monetary Position Gain (Loss)
Pretax exchange gain (loss)	$198	$(404)	$(411)
Local tax expenses	(126)	(61)	(207)
Net after-tax impact from subsidiary exchange gain (loss)	$72	$(465)	$(618)

Hedging Program Gain (Loss)
Pretax exchange (loss) gain	$(304)	$434	$607
Tax benefits (expenses)	110	(157)	(212)
Net after-tax impact from hedging program exchange (loss) gain	$(194)	$277	$395

Total Exchange Gain (Loss)
Pretax exchange (loss) gain	$(106)	$30	$196
Tax expenses	(16)	(218)	(419)
Net after-tax exchange loss	$(122)	$(188)	$(223)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

6.  PROVISION FOR INCOME TAXES

	2016	2015	2014
Current tax expense on continuing operations:
U.S. federal	$40	$218	$656
U.S. state and local	11	7	38
International	592	466	449
Total current tax expense on continuing operations	643	691	1,143
Deferred tax expense on continuing operations:
U.S. federal	27	139	91
U.S. state and local	(29)	4	(42)
International	103	(138)	(24)
Total deferred tax expense on continuing operations	101	5	25
Provision for income taxes on continuing operations	$744	$696	$1,168

The significant components of deferred tax assets and liabilities at December 31, 2016 and 2015, are as follows:

	2016		2015
	Asset	Liability	Asset	Liability
Depreciation	$—	$742	$—	$953
Accrued employee benefits	4,529	410	4,812	374
Other accrued expenses	617	222	624	61
Inventories	163	144	89	99
Unrealized exchange gains/losses	—	346	—	224
Tax loss/tax credit carryforwards/backs	1,808	—	2,124	—
Investment in subsidiaries and affiliates	126	230	133	154
Amortization of intangibles	210	1,345	187	1,331
Other	257	86	215	77
Valuation allowance	(1,308)	—	(1,529)	—
	$6,402	$3,525	$6,655	$3,273
Net deferred tax asset	$2,877		$3,382

An analysis of the company's effective income tax rate (EITR) on continuing operations is as follows:

	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Exchange gains/losses[1]	1.6	8.0	8.1
Domestic operations	(3.7)	(2.8)	(2.8)
Lower effective tax rates on international operations-net	(9.3)	(11.1)	(11.4)
Tax settlements	(0.1)	(0.7)	(0.6)
Sale of a business	(0.1)	(0.2)	(0.4)
U.S. research & development credit	(0.6)	(1.3)	(0.8)
	22.8%	26.9%	27.1%

1.
Principally reflects the impact of foreign exchange losses on net monetary assets for which no corresponding tax benefit is realized. Further information about the company's foreign currency hedging program is included in Note 5 and Note 19 under the heading Foreign Currency Risk.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Consolidated income from continuing operations before income taxes for U.S. and international operations was as follows:

	2016	2015	2014
U.S. (including exports)	$1,457	$1,397	$2,537
International	1,808	1,194	1,776
Income from continuing operations before income taxes	$3,265	$2,591	$4,313

The increase in international pre-tax earnings from continuing operations from 2015 to 2016 is primarily driven by the gain on the sale of DuPont (Shenzhen) Manufacturing Limited in 2016 in addition to the absence of 2015 employee separation / asset related charges, net.

The decrease in pre-tax earnings from continuing operations from 2014 to 2015 is primarily driven by lower worldwide sales volume, the absence of 2014 gains on sales of businesses primarily in the U.S., higher employee separation / asset related charges, net, as well as the results of the company’s hedging program.

In 2016 and 2015, the U.S. recorded a net exchange (loss) gain associated with the hedging program of $(304) and $434, respectively. While the taxation of the amounts reflected on the chart above does not correspond precisely to the jurisdiction of taxation (due to taxation in multiple countries, exchange gains/losses, etc.), it represents a reasonable approximation of the income before income taxes split between U.S. and international jurisdictions. See Note 19 for additional information regarding the company's hedging program.

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2016, the tax effect of such carryforwards/backs, net of valuation allowance approximated $516. Of this amount, $285 has no expiration date, $3 expires after 2016 but before the end of 2021 and $228 expires after 2021.

At December 31, 2016, unremitted earnings of subsidiaries outside the U.S. totaling $17,380 were deemed to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that net reductions to the company’s global unrecognized tax benefits could be in the range of $70 to $90 within the next 12 months with the majority due to the settlement of uncertain tax positions with various tax authorities.

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

	2016	2015	2014
Total unrecognized tax benefits as of January 1	$846	$986	$901
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(41)	(98)	(50)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	32	13	84
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	55	69	92
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(314)	(58)	(15)
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(30)	(30)	(3)
Exchange loss (gain)	2	(36)	(23)
Total unrecognized tax benefits as of December 31	$550	$846	$986
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$429	$651	$818
Total amount of interest and penalties recognized in the Consolidated Income Statements	$20	$(8)	$5
Total amount of interest and penalties recognized in the Consolidated Balance Sheets	$98	$105	$117

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

7.  EARNINGS PER SHARE OF COMMON STOCK
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2016	2015	2014
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$2,509	$1,889	$3,135
Preferred dividends	(10)	(10)	(10)
Income from continuing operations after income taxes available to DuPont common stockholders	$2,499	$1,879	$3,125

Income from discontinued operations after income taxes	$4	$64	$490

Net income available to common stockholders	$2,503	$1,943	$3,615

Denominator:
Weighted-average number of common shares outstanding – Basic	872,560,000	893,992,000	914,752,000
Dilutive effect of the company's equity compensation plans	4,476,000	5,535,000	7,121,000
Weighted-average number of common shares outstanding – Diluted	877,036,000	899,527,000	921,873,000

The weighted-average number of common shares outstanding in 2016 and 2015 decreased as a result of the company's repurchase and retirement of its common stock, partially offset by the issuance of new shares from the company's equity compensation plans(see Notes 16 and 18, respectively).

The following average number of stock options are antidilutive and therefore, are not included in the diluted earnings per share calculation:

	2016	2015	2014
Average number of stock options	4,794,000	4,715,000	3,000

The change in the average number of stock options that were antidilutive in 2016 and 2015 was due to changes in the company's average stock price.

8.  ACCOUNTS AND NOTES RECEIVABLE, NET

December 31,	2016	2015
Accounts receivable – trade[1]	$3,610	$3,435
Notes receivable – trade[1,2]	206	301
Other[3]	1,155	907
	$4,971	$4,643

1.
Accounts and notes receivable – trade are net of allowances of $287 at 2016 and $225 at 2015. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Notes receivable – trade primarily consists of receivables within the Agriculture segment for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2016 and 2015, there were no significant past due notes receivable, nor were there any significant impairments related to current loan agreements.

3.	Other includes receivables in relation to fair value of derivative instruments, indemnification assets, value added tax, general sales tax and other taxes.

Accounts and notes receivable are carried at amounts that approximate fair value.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

9.  INVENTORIES

December 31,	2016	2015
Finished products	$3,113	$3,779
Semi-finished products	2,009	1,780
Raw materials, stores and supplies	719	783
	5,841	6,342
Adjustment of inventories to a LIFO basis	(168)	(202)
	$5,673	$6,140

10.  PROPERTY, PLANT AND EQUIPMENT

December 31,	2016	2015
Buildings	$4,495	$4,468
Equipment	17,534	17,410
Land	514	506
Construction[1]	1,424	1,746
	$23,967	$24,130

1.	The decrease in construction is the result of an impairment charge of $435 related to the company's uncompleted ERP system. See Note 4 for additional information.

11.  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015, by reportable segment:

	Balance as of December 31, 2016	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2015	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2014
Agriculture	$343	$7	$336	$18	$318
Electronics & Communications	149	—	149	—	149
Industrial Biosciences	1,175	(34)	1,209	(9)	1,218
Nutrition & Health	2,053	(39)	2,092	(101)	2,193
Performance Materials	381	(2)	383	8	375
Protection Solutions	34	—	34	—	34
Other	45	—	45	—	45
Total	$4,180	$(68)	$4,248	$(84)	$4,332

Changes in goodwill in 2016 and 2015 primarily relate to currency translation adjustments. In 2016 and 2015, the company performed impairment tests for goodwill and determined that no goodwill impairments existed.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Other Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)
Customer lists	$1,574	$(586)	$988	$1,621	$(529)	$1,092
Patents	446	(259)	187	454	(220)	234
Purchased and licensed technology	964	(579)	385	1,173	(649)	524
Trademarks/tradenames[1]	53	(15)	38	26	(13)	13
Other[2]	171	(82)	89	180	(72)	108
	3,208	(1,521)	1,687	3,454	(1,483)	1,971
Intangible assets not subject to amortization (Indefinite-lived)
In-process research and development	73	—	73	72	—	72
Microbial cell factories[3]	306	—	306	306	—	306
Pioneer germplasm[4]	1,053	—	1,053	1,048	—	1,048
Trademarks/tradenames[1]	545	—	545	747	—	747
	1,977	—	1,977	2,173	—	2,173
Total	$5,185	$(1,521)	$3,664	$5,627	$(1,483)	$4,144

1.
The decrease in indefinite-lived intangible trademarks / trade names is the result of a $158 impairment charge recorded during the year ended December 31, 2016 associated with certain acquired trade names. The remaining net book value of the trade names are reflected in definite-lived trademarks / trade names at December 31, 2016. See Note 4 for additional information.

2.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

3.
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

4.
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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $319, $360 and $360 for 2016, 2015 and 2014, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for 2017, 2018, 2019, 2020 and 2021 is $208, $211, $213, $187 and $138, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

12.  OTHER ACCRUED LIABILITIES

December 31,	2016	2015
Deferred revenue	$2,223	$2,519
Compensation and other employee-related costs	813	699
Employee benefits (Note 17)	353	364
Discounts and rebates	299	284
Derivative instruments (Note 19)	173	91
Accrual for restructuring programs (Note 4)	131	758
Miscellaneous	670	865
	$4,662	$5,580

Deferred revenue principally includes advance customer payments within the Agriculture segment. Miscellaneous other accrued liabilities principally includes accruals for plant and operating expenses, interest costs, environmental remediation costs, commissions costs, and royalties.

13.  SHORT-TERM AND LONG-TERM BORROWINGS
The following table summarizes the company's short-term borrowings and capital lease obligations:

December 31,	2016	2015
Commercial paper	$386	$—
Other loans - various currencies	39	49
Long-term debt payable within one year	4	1,115
Capital lease obligations	—	1
	$429	$1,165

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, was determined using Level 2 inputs within the fair value hierarchy, as described in Note 1. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings was $430 and $1,190 at December 31, 2016 and 2015, respectively.

Unused bank credit lines were approximately $7,900 and $4,900 at December 31, 2016 and 2015, respectively. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit and have a remaining life of up to two years. Outstanding letters of credit were $188 and $203 at December 31, 2016 and 2015, respectively. These letters of credit support commitments made in the ordinary course of business.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2016 and 2015 was 2.2 percent and 4.1 percent, respectively. The decrease in the interest rate for 2016 was primarily due to lower long-term debt maturities within one year.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The following table summarizes the company's long-term borrowings and capital lease obligations:

December 31,	2016	2015
U.S. dollar:
Medium-term notes due 2038 – 2041[1]	$111	$111
1.95% notes due 2016[2]	—	348
2.75% notes due 2016[2]	—	223
5.25% notes due 2016[2]	—	541
6.00% notes due 2018[3]	1,290	1,314
5.75% notes due 2019	500	499
4.625% notes due 2020	999	998
3.625% notes due 2021	999	999
4.25% notes due 2021	499	499
2.80% notes due 2023	1,250	1,250
6.50% debentures due 2028	299	299
5.60% notes due 2036	396	396
4.90% notes due 2041	494	494
4.15% notes due 2043	749	749
Term loan due 2019	500	—
Other loans[2,4]	22	25
Other loans- various currencies[2]	29	32
	8,137	8,777
Less short-term portion of long-term debt	4	1,115
	8,133	7,662
Less debt issuance costs	35	32
	8,098	7,630
Capital lease obligations	9	12
Total	$8,107	$7,642

1.	Average interest rates on medium-term notes were 0.6 percent and 0.1 percent at December 31, 2016 and 2015, respectively.

2.	Includes long-term debt due within one year.

3.
During 2008, the interest rate swap agreement associated with these notes was terminated. The gain will be amortized over the remaining life of the bond, resulting in an effective yield of 3.85 percent.

4.	Average interest rates on other loans were 4.3 percent at December 31, 2016 and 2015.

In connection with the spin-off of Chemours, as discussed in Note 3, the company received a dividend from Chemours in May 2015 of $3,923 comprised of a cash distribution of $3,416 and a distribution in-kind of $507 of 7 percent senior unsecured notes due 2025 (Chemours Notes Received).

In 2015, DuPont exchanged the Chemours Notes Received for $488 of company debt due in 2016 as follows: $152 of 1.95 percent notes, $277 of 2.75 percent notes, and $59 of 5.25 percent notes. The company paid a premium of $20, recorded in interest expense in the company's Consolidated Income Statements in 2015, in connection with the early retirement of the $488 of 2016 notes. This debt for debt exchange was considered an extinguishment.

Maturities of long-term borrowings are $1,323, $1,004, $1,003 and $1,503 for the years 2018, 2019, 2020 and 2021, respectively, and $3,300 thereafter.

The estimated fair value of the company's long-term borrowings, was determined using Level 2 inputs within the fair value hierarchy, as described in Note 1. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings was $8,460 and $7,860 at December 31, 2016 and 2015, respectively.

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

Under the Term Loan Facility, DuPont can borrow funds at LIBOR plus a spread from 0.75 percent to 1.25 percent (LIBOR Loan Rate) depending on DuPont's long term credit rating. As of December 31, 2016, the company had borrowed $500 at the LIBOR Loan Rate and had unused commitments of $4,000 under the Term Loan Facility.

DuPont has the option of obtaining a same day loan under the Term Loan Facility at an interest rate based on the higher of a) the LIBOR Loan Rate, b) the federal funds effective rate plus 0.5 percent plus a margin from 0.00 percent to 0.25 percent depending on DuPont's long term credit rating (Margin) or c) the prime rate plus Margin.

14.  OTHER LIABILITIES

December 31,	2016	2015
Employee benefits:
Accrued pension benefit costs (Note 17)	$8,100	$8,478
Accrued other post employment benefit costs (Note 17)	2,554	2,524
Accrued environmental remediation costs	337	367
Miscellaneous	1,342	1,222
	$12,333	$12,591

Miscellaneous includes litigation accruals, tax contingencies, accrued royalties, non-current portion of employee separation accruals and certain obligations related to divested businesses.

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

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At December 31, 2016, the company had directly guaranteed $354 of such obligations. This amount represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 23 percent of the $167 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at December 31, 2016:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$149	$18	$167
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	161	—	161
Obligations for Chemours[3]:
Chemours' purchase obligations (final expiration - 2018)	15	11	26
Total	$325	$29	$354

1.	Existing guarantees for customers and suppliers, as part of contractual agreements.

2.	Existing guarantees for equity affiliates' liquidity needs in normal operations.

3.	Guarantee for Chemours' raw material purchase obligations under agreement with third party supplier.

Operating Leases
The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $263, $233, $207, $158 and $123 for the years 2017, 2018, 2019, 2020 and 2021, respectively, and $219 for subsequent years and are not reduced by non-cancelable minimum sublease rentals due in the future in the amount of $2. Net rental expense under operating leases was $245, $271 and $249 in 2016, 2015 and 2014, respectively.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At December 31, 2016, DuPont has an accrual balance of $117 related to the PFOA matters discussed below. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for the PFOA matters discussed below. As a result, the company has recorded an indemnification asset of $117 corresponding to the accrual balance as of December 31, 2016.

Since 2006, DuPont has undertaken obligations under agreements with the U.S. Environmental Protection Agency (EPA), including a 2009 consent decree under the Safe Drinking Water Act (the order), and voluntary commitments to the New Jersey Department of Environmental Protection (NJDEP).  These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level, even if provisional, as established from time to time by EPA. A provisional health advisory level was set in 2009 at 0.4 parts per billion (ppb) for PFOA in drinking water considering episodic exposure. In May 2016, EPA announced a health advisory level of 0.07 ppb for PFOA in drinking water considering lifetime versus episodic exposure. In January 2017, EPA announced it had amended the order to include Chemours, and to make the new health advisory level the trigger for additional actions by the companies, thus expanding the obligations to the EPA beyond the previously established testing and water supply commitments around the Washington Works facility. The company's accrual balance of $17 at December 31, 2016 related to these obligations and voluntary commitments reflects the impacts of the new health advisory level and expanded obligations under the amended order.

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

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. The company is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative costs associated with the program, including class counsel fees. In January 2012, the company established and put $1 into an escrow account to fund medical monitoring as required by the settlement agreement. Under the settlement agreement, the balance in the escrow amount must be at least $0.5; as a result, transfers of additional funds may be required periodically. The court appointed Director of Medical Monitoring has established the program to implement the medical panel's recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account; at December 31, 2016, less than $1 has been disbursed. While it is probable that the company will incur liabilities related to funding the medical monitoring program, such liabilities cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the settlement agreement, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

Multi-District Litigation
Leach class members may pursue personal injury claims against DuPont only for the six human diseases for which the C8 Science Panel determined a probable link exists. At December 31, 2016 there were about 3,550 lawsuits, of which about 30 allege wrongful death, pending in various federal and state courts in Ohio and West Virginia. These lawsuits are consolidated in multi-district litigation (MDL) in the U.S. District Court for the Southern District of Ohio (the Court). The approximate number of lawsuits pending in the MDL remained constant year-over-year. However, the company has refined the number pending at December 31, 2016, in connection with updates to the table below. DuPont, through Chemours, denies the allegations in these lawsuits and is defending itself vigorously.

The table below approximates the number of lawsuits based on primary alleged disease.

Alleged Injury	Number of Claims
Kidney cancer	210
Testicular cancer	70
Ulcerative colitis	300
Preeclampsia	200
Thyroid disease	1,430
High cholesterol	1,340

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

In 2014, six cases from the MDL were selected for individual trial. In 2016, three of these cases, two kidney cancer and one ulcerative colitis, were settled for amounts immaterial individually and in the aggregate, and one case was voluntarily withdrawn by plaintiffs. The other two matters, (Barlett v DuPont, kidney cancer, and Freeman v DuPont, testicular cancer) were tried to jury verdicts in 2015 and 2016, respectively. The Bartlett jury awarded compensatory damages of  $1.6 and no punitive damages. The company has appealed the Bartlett verdict to the U.S. Court of Appeals for the Sixth Circuit (the Sixth Circuit) which is expected to issue a ruling in the first half of 2017. In 2016, the Freeman jury awarded compensatory damages of $5.1 and $0.5 in punitive damages and attorneys’ fees. Pending a post-trial motion, the company will appeal to the Sixth Circuit.

In January 2016, the Court determined that 40 cases asserting cancer claims, to be identified by plaintiffs' attorneys, would be scheduled for trial through year-end 2017. In the first two matters selected for trial, (Vigneron v DuPont and Moody v DuPont) plaintiffs make testicular cancer claims. After a fourth quarter 2016 trial, the Vigneron jury awarded compensatory damages of $2 and punitive damages of $10.5. Pending post-trial motions, the company will appeal to the Sixth Circuit. The Moody trial began in January 2017 and the jury is expected to render a verdict in the first quarter 2017. The remaining 38 trials are scheduled to begin each week starting in May 2017.

In 2016, the Court ordered the parties to participate in confidential, nonbinding mediation regarding global resolution of the MDL. This process continues.

At December 31, 2016, the company has established an accrual of $100 related to the MDL, representing the company’s estimate of the low end of the range of potential loss. While DuPont could incur liabilities in excess of the amount accrued, the upper end of the range of such loss cannot be reasonably estimated. The range of possible loss is unpredictable and involves significant uncertainty due to the uniqueness of individual plaintiff's claims and the company's defenses as to potential liability and damages on an individual claims basis, and the timing and outcome of the appellate process, among other factors. This type of litigation could take place over many years and interim results do not predict the final outcomes of cases.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2016, the Consolidated Balance Sheet included a liability of $457, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, the potential liability may range up to $900 above the amount accrued as of December 31, 2016. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for certain environmental matters, included in the liability of $457, that have an estimated liability of $250 as of December 31, 2016 and a potential exposure that ranges up to approximately $500 above the amount accrued. As such, the company has recorded an indemnification asset of $250 corresponding to the company's accrual balance related to these matters at December 31, 2016.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

16.  STOCKHOLDERS' EQUITY
Share Repurchase Program
2015 Share Buyback Plan
In the first quarter 2015, DuPont announced its intention to buy back shares of about $4,000 using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2,000 to be purchased and retired by December 31, 2015, which was completed during 2015, with the remainder to be purchased and retired by December 31, 2016. There were no share repurchases under this plan in the first and second quarters of 2016. The company had limited opportunity to repurchase shares in 2016, primarily due to the planned merger with Dow. However, during the second half of 2016, the company purchased and retired 13.2 million shares in the open market for a total cost of $916.  As of December 31, 2016, in aggregate, the company has paid $2,916 and received and retired 48.2 million shares. As of January 1, 2017, the authorization under this buyback program has expired.

2014 Share Buyback Plan
In January 2014, the company's Board of Directors authorized a $5,000 share buyback plan that replaced the 2011 plan. During 2014, the company purchased and retired 30.1 million shares for $2,000 under two separate accelerated share repurchase (ASR) agreements as well as open market purchases. During 2015, the company repurchased and retired 4.6 million shares in the open market for a total cost of $353. There were no share repurchases under this plan during 2016. As of December 31, 2016, in aggregate, the company has purchased 34.7 million shares at a total cost of $2,353 under the plan. As a result, $2,647 buyback authority remains under this program. There is no required completion date for the remaining stock purchases under the 2014 plan.

Common stock held in treasury is recorded at cost. When retired, the excess of the cost of treasury stock over its par value is allocated between reinvested earnings and additional paid-in capital.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2016, 2015 and 2014:

Shares of common stock	Issued	Held In Treasury
Balance January 1, 2014	1,014,027,000	(87,041,000)
Issued	8,103,000	—
Repurchased	—	(30,110,000)
Retired	(30,110,000)	30,110,000
Balance December 31, 2014	992,020,000	(87,041,000)
Issued	5,932,000	—
Repurchased	—	(39,564,000)
Retired	(39,564,000)	39,564,000
Balance December 31, 2015	958,388,000	(87,041,000)
Issued	4,808,000	—
Repurchased	—	(13,152,000)
Retired	(13,152,000)	13,152,000
Balance December 31, 2016	950,044,000	(87,041,000)

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Other Comprehensive Loss

The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment [1]	Net Gains (Losses) on Cash Flow Hedging Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2014
Balance January 1, 2014	$(43)	$(48)	$(5,695)	$494	$2	$(5,290)
Other comprehensive (loss) income before reclassifications	(876)	33	(2,601)	(131)	—	(3,575)
Amounts reclassified from accumulated other comprehensive loss	—	9	401	(101)	—	309
Net other comprehensive (loss) income	$(876)	$42	$(2,200)	$(232)	$—	$(3,266)
Balance December 31, 2014	$(919)	$(6)	$(7,895)	$262	$2	$(8,556)
2015
Other comprehensive (loss) income before reclassifications	(1,605)	(25)	39	3	(17)	(1,605)
Amounts reclassified from accumulated other comprehensive loss	—	7	535	(243)	(2)	297
Net other comprehensive (loss) income	$(1,605)	$(18)	$574	$(240)	$(19)	$(1,308)
Spin-off of Chemours	191	—	278	—	(1)	468
Balance December 31, 2015	$(2,333)	$(24)	$(7,043)	$22	$(18)	$(9,396)
2016
Other comprehensive (loss) income before reclassifications	(510)	20	(271)	(81)	(8)	(850)
Amounts reclassified from accumulated other comprehensive loss	—	11	594	(298)	28	335
Net other comprehensive (loss) income	$(510)	$31	$323	$(379)	$20	$(515)
Balance December 31, 2016	$(2,843)	$7	$(6,720)	$(357)	$2	$(9,911)

1.
The currency translation loss for the year ended December 31, 2016 is primarily driven by the strengthening of the U.S. dollar (USD) against the European Euro (EUR) partially offset by the weakening of the USD against the Brazilian real (BRL). The currency translation loss for the years ended December 31, 2015 and 2014 is driven by the strengthening USD against primarily the EUR and BRL. For the year ended December 31, 2015, the increase over prior year is also due to changes in certain foreign entity's functional currency as described in Note 1.

The tax benefit (expense) on the net activity related to each component of other comprehensive loss were as follows:

For the year ended December 31,	2016	2015	2014
Net gains (losses) on cash flow hedging derivative instruments	$(19)	$7	$(26)
Pension benefit plans, net	(163)	(317)	1,274
Other benefit plans, net	194	135	155
Benefit from (provision for) income taxes related to other comprehensive (loss) income items	$12	$(175)	$1,403

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

	2016	2015	2014	Consolidated Statements of Income Classification

Net gains (losses) on cash flow hedging derivative instruments, before tax:	$18	$12	$15	See (1) below
Tax benefit	(7)	(5)	(6)	See (2) below
After-tax	$11	$7	$9
Amortization of pension benefit plans:
Prior service (benefit) cost	(6)	(9)	2	See (3) below
Actuarial losses	822	768	601	See (3) below
Curtailment loss (gain)	40	(6)	4	See (3) below
Settlement loss	62	76	7	See (3) below
Total before tax	$918	$829	$614
Tax benefit	(324)	(294)	(213)	See (2) below
After-tax	$594	$535	$401
Amortization of other benefit plans:
Prior service benefit	(134)	(182)	(214)	See (3) below
Actuarial losses	78	78	57	See (3) below
Curtailment gain	(392)	(274)	—	See (3) below
Total before tax	$(448)	$(378)	$(157)
Tax expense	150	135	56	See (2) below
After-tax	$(298)	$(243)	$(101)
Net realized gains (losses) on investments, before tax:	28	(2)	—	See (4) below
Tax expense	—	—	—	See (2) below
After-tax	$28	$(2)	$—
Total reclassifications for the period, after-tax	$335	$297	$309

1.	Net sales and cost of goods sold

2.	Provision for income taxes from continuing operations

3.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the company's pension and other benefit plans. See Note 17 for additional information.

4.	Other income, net

The tax benefit (expense) recorded in Stockholders' Equity was $33, $(138) and $1,461 for the years 2016, 2015 and 2014, respectively. Included in these amounts were tax benefits of $21, $37 and $58 for the years 2016, 2015 and 2014, respectively, associated with stock compensation programs. The remainder consists of amounts recorded within other comprehensive loss as shown in the table above.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

17.  LONG-TERM EMPLOYEE BENEFITS
The company offers various long-term benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

Defined Benefit Pensions
The company has both funded and unfunded noncontributory defined benefit pension plans covering a majority of the U.S. employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. In November 2016, the company announced changes to the U.S. pension plans. The company will freeze the pay and service amounts used to calculate pension benefits for active employees who participate in the U.S. pension plans at the earlier of the effective date of the first of the Intended Business Separations or November 30, 2018 (the Effective Date). See Note 2 for further discussion of the Intended Business Separations. Therefore, as of the Effective Date, active employees in the U.S. will not accrue additional benefits for future service and eligible compensation received. These changes resulted in a $527 decline in the projected benefit obligation, which is reflected in actuarial loss (gain) in the below table, and recognition of a $25 pre-tax curtailment gain during the fourth quarter of 2016. The decline in the projected benefit obligation is primarily due to the decrease in expected future compensation. Most employees hired on or after January 1, 2007 are not eligible to participate in the U.S. defined benefit pension plans.

The company's funding policy is consistent with the funding requirements of federal laws and regulations. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded.

The workforce reductions in 2016 related to the 2016 global cost savings and restructuring plan triggered curtailments for certain of the company's pension plans, including the principal U.S. pension plan. For the principal U.S. pension plan, the company recorded curtailment losses of $63 during 2016 driven by the changes in the benefit obligation based on the demographics of the terminated positions partially offset by accelerated recognition of a portion of the prior service benefit.

In the fourth quarter 2016, about $550 of lump-sum payments were made from the principal U.S. pension plan trust fund to a group of separated, vested plan participants who were extended a limited-time opportunity and voluntarily elected to receive their pension benefits in a single lump-sum payment. Since the company recognizes pension settlements only when the lump-sum payments exceed the sum of the plan's service and interest cost components of net periodic pension cost for the year, these lump-sum payments did not result in the recognition of a pension settlement charge.

Other Post Employment Benefits
The parent company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans for retiree benefits are unfunded and the cost of the approved claims is paid from company funds. Essentially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. benefit plans. The non-Medicare eligible retiree medical plan is contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to the company's portion of the retiree medical cost coverage. For Medicare eligible pensioners and survivors, the company provides a company-funded Health Reimbursement Arrangement (HRA). In November 2016, the company announced that eligible employees who will be under the age of 50 at the Effective Date, as defined above, will not receive post-retirement medical, dental and life insurance benefits. As a result of these changes, the company recognized a pre-tax curtailment gain of $357 during the fourth quarter of 2016. Beginning January 1, 2015, eligible employees who retire on and after that date will receive the same life insurance benefit payment, regardless of age. The majority of U.S. employees hired on or after January 1, 2007 are not eligible to participate in the post-retirement medical, dental and life insurance plans.

As a result of the workforce reductions noted above, curtailments were triggered for the company’s other post employment benefit plans. The company recorded curtailment gains of $35 during the year ended December 31, 2016. The curtailment gains were driven by accelerated recognition of a portion of the prior service benefit partially offset by the change in the benefit obligation based on the demographics of the terminated positions.

The company also provides disability benefits to employees. Employee disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured. Obligations and expenses for self-insured plans are reflected in the figures below.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Summarized information on the company's pension and other post employment benefit plans is as follows:

	Pension Benefits		Other Benefits
Obligations and Funded Status at December 31,	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$26,094	$29,669	$2,758	$2,889
Service cost	174	232	11	15
Interest cost	800	1,084	87	112
Plan participants' contributions	18	19	36	45
Actuarial loss (gain)	460	(1,404)	153	(4)
Benefits paid [1]	(2,374)	(1,761)	(254)	(282)
Amendments	—	—	(28)	—
Effect of foreign exchange rates	(348)	(456)	1	(6)
Acquisitions/divestitures/other activity	7	(52)	65	—
Spin-off of Chemours	—	(1,237)	—	(11)
Benefit obligation at end of year	$24,831	$26,094	$2,829	$2,758
Change in plan assets
Fair value of plan assets at beginning of year	$17,497	$20,446	$—	$—
Actual gain on plan assets	1,219	88	—	—
Employer contributions	535	308	218	237
Plan participants' contributions	18	19	36	45
Benefits paid[1]	(2,374)	(1,761)	(254)	(282)
Effect of foreign exchange rates	(239)	(330)	—	—
Acquisitions/divestitures/other activity	—	(47)	—	—
Spin-off of Chemours	—	(1,226)	—	—
Fair value of plan assets at end of year	$16,656	$17,497	$—	$—
Funded status
U.S. plan with plan assets	$(6,391)	$(6,662)	$—	$—
Non-U.S. plans with plan assets	(674)	(748)	—	—
All other plans [2]	(1,110)	(1,187)	(2,829)	(2,758)
Total	$(8,175)	$(8,597)	$(2,829)	$(2,758)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$3	$11	$—	$—
Other accrued liabilities (Note 12)	(78)	(130)	(275)	(234)
Other liabilities (Note 14)	(8,100)	(8,478)	(2,554)	(2,524)
Net amount recognized	$(8,175)	$(8,597)	$(2,829)	$(2,758)

1.
2016 benefits paid includes about $550 of lump sum benefits associated with the limited-time opportunity provided to certain separated, vested participants in the principal U.S. pension plan. See further discussion above.

2.	Includes pension plans maintained around the world where funding is not customary.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The pre-tax amounts recognized in accumulated other comprehensive loss are summarized below:

	Pension Benefits		Other Benefits
December 31,	2016	2015	2016	2015
Net loss	$(10,280)	$(10,803)	$(830)	$(787)
Prior service benefit	17	54	281	811
	$(10,263)	$(10,749)	$(549)	$24

The accumulated benefit obligation for all pension plans was $24,345 and $24,984 at December 31, 2016 and 2015, respectively.

Information for pension plans with projected benefit obligation in excess of plan assets	2016	2015
Projected benefit obligation	$24,779	$25,769
Accumulated benefit obligation	24,297	24,715
Fair value of plan assets	16,601	17,162

Information for pension plans with accumulated benefit obligations in excess of plan assets	2016	2015
Projected benefit obligation	$23,946	$25,515
Accumulated benefit obligation	23,591	24,508
Fair value of plan assets	15,838	16,930

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Pension Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive loss	2016	2015	2014
Net periodic benefit cost
Service cost	$174	$232	$241
Interest cost	800	1,084	1,162
Expected return on plan assets	(1,320)	(1,554)	(1,611)
Amortization of loss	822	768	601
Amortization of prior service (benefit) cost	(6)	(9)	2
Curtailment loss (gain)	40	(6)	4
Settlement loss	62	76	7
Net periodic benefit cost - Total	$572	$591	$406
Less: Discontinued operations	(5)	(5)	40
Net period benefit cost - Continuing operations	$577	$596	$366
Changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss	$570	$57	$4,131
Amortization of loss	(822)	(768)	(601)
Prior service benefit	—	—	(44)
Amortization of prior service benefit (cost)	6	9	(2)
Curtailment (loss) gain	(40)	6	(4)
Settlement loss	(62)	(76)	(7)
Effect of foreign exchange rates	(138)	(119)	—
Spin-off of Chemours	—	(382)	—
Total (benefit) loss recognized in other comprehensive loss	$(486)	$(1,273)	$3,473
Noncontrolling interest	—	—	1
Total (benefit) loss recognized in other comprehensive loss, attributable to DuPont	$(486)	$(1,273)	$3,474
Total recognized in net periodic benefit cost and other comprehensive loss	$86	$(682)	$3,880

The estimated pre-tax net loss and prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2017 are $758 and $(4), respectively. These amounts do not include any potential settlement charges related to the company's Pension Restoration Plan which provides lump sum payments to certain eligible retirees.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Other Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive loss	2016	2015	2014
Net periodic benefit cost
Service cost	$11	$15	$17
Interest cost	87	112	121
Amortization of loss	78	78	57
Amortization of prior service benefit	(134)	(182)	(214)
Curtailment gain	(392)	(274)	—
Net periodic benefit credit - Total	$(350)	$(251)	$(19)
Less: Discontinued operations	—	(272)	3
Net periodic benefit (credit) cost - Continuing operations	$(350)	$21	$(22)
Changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	$153	$(4)	$280
Amortization of loss	(78)	(78)	(57)
Prior service benefit	(28)	—	(50)
Amortization of prior service benefit	134	182	214
Curtailment gain	392	274	—
Effect of foreign exchange rates	—	1	—
Total loss recognized in other comprehensive loss, attributable to DuPont	$573	$375	$387
Total recognized in net periodic benefit cost and other comprehensive loss	$223	$124	$368

The estimated pre-tax net loss and prior service benefit for the other post employment benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2017 are $91 and $(69), respectively.

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine benefit obligations at December 31,	2016	2015	2016	2015
Discount rate	3.80%	4.13%	4.03%	4.32%
Rate of compensation increase[1]	3.80%	3.94%	—%	—%

1.	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant's entire career at the company.

	Pension Benefits			Other Benefits
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,	2016	2015	2014	2016	2015	2014
Discount rate	3.77%	3.93%	4.55%	3.87%	4.13%	4.60%
Expected return on plan assets	7.74%	8.10%	8.35%	—%	—%	—%
Rate of compensation increase	3.96%	4.01%	4.22%	—%	—%	—%

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

For determining U.S. pension plans' net periodic benefit costs, the discount rate, expected return on plan assets and the rate of compensation increase were 4.04 percent, 8.00 percent and 4.15 percent for 2016.

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

In the U.S., the discount rate is developed by matching the expected cash flow of the benefit plans to a yield curve constructed from a portfolio of high quality fixed-income instruments provided by the plan's actuary as of the measurement date. Effective in 2016, the company changed its method to estimate the service and interest cost components of net periodic benefit cost for the U.S. benefit plans. The company utilized a full yield curve approach in the estimation of service and interest rate components by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For non-U.S. benefit plans, the company utilizes prevailing long-term high quality corporate bond indices to determine the discount rate applicable to each country at the measurement date.

The long-term rate of return on assets in the U.S. was selected from within the reasonable range of rates determined by historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation over the long-term period during which benefits are payable to plan participants. Consistent with prior years, the long-term rate of return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plan's assets. For non-U.S. plans, assumptions reflect economic assumptions applicable to each country.

In October 2014, the Society of Actuaries released final reports of new mortality tables and a mortality improvement scale for measurement of retirement program obligations in the U.S. The Society of Actuaries published other mortality improvement scales in October 2015 and October 2016. The company adopted these tables in measuring the 2015 and 2016 long-term employee benefit obligations, respectively. The effect of these adoptions is amortized into net periodic benefit cost for the years following the adoption.

Assumed health care cost trend rates at December 31,	2016	2015
Health care cost trend rate assumed for next year	7%	7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2023	2023

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Increase (decrease) on total of service and interest cost	$—	$—
Increase (decrease) on post-retirement benefit obligation	11	(11)

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

The weighted-average target allocation for plan assets of the company's U.S. and non-U.S. pension plans is summarized as follows:

Target allocation for plan assets at December 31,	2016	2015
U.S. equity securities	27%	29%
Non-U.S. equity securities	24	22
Fixed income securities	33	32
Hedge funds	2	2
Private market securities	8	9
Real estate	4	3
Cash and cash equivalents	2	3
Total	100%	100%

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The tables below presents the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 1, as of December 31, 2016 and 2015, respectively.

	Fair Value Measurements at December 31, 2016
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,505	$1,480	$25	$—
U.S. equity securities[1]	4,071	4,033	20	18
Non-U.S. equity securities	3,278	3,126	151	1
Debt – government-issued	2,067	864	1,203	—
Debt – corporate-issued	2,475	273	2,163	39
Debt – asset-backed	721	39	682	—
Hedge funds	1	—	1	—
Private market securities	67	—	25	42
Real estate	275	175	2	98
Derivatives – asset position	53	7	46	—
Derivatives – liability position	(47)	—	(47)	—
Other	4	—	4	—
Subtotal	$14,470	$9,997	$4,275	$198
Investments measured at net asset value
Hedge funds	434
Private market securities	1,416
Real estate funds	444
Total investments measured at net asset value	$2,294
Other items to reconcile to fair value of plan assets
Pension trust receivables[2]	264
Pension trust payables[3]	(372)
Total	$16,656

1.	The company's pension plans directly held $732 (4 percent of total plan assets) of DuPont common stock at December 31, 2016.

2.	Primarily receivables for investment securities sold.

3.	Primarily payables for investment securities purchased.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Fair Value Measurements at December 31, 2015
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,962	$1,961	$1	$—
U.S. equity securities[1]	3,873	3,843	10	20
Non-U.S. equity securities	3,597	3,480	115	2
Debt – government-issued	2,028	852	1,176	—
Debt – corporate-issued	2,374	291	2,049	34
Debt – asset-backed	831	44	786	1
Hedge funds	1	—	1	—
Private market securities	54	—	17	37
Real estate	246	98	4	144
Derivatives – asset position	58	10	48	—
Derivatives – liability position	(59)	1	(60)	—
Subtotal	$14,965	$10,580	$4,147	$238
Investments measured at net asset value
Debt - government issued	$8
Debt - corporate issued	6
Hedge funds	429
Private market securities	1,553
Real estate funds	457
Total investments measured at net asset value	$2,453
Other items to reconcile to fair value of plan assets
Pension trust receivables[2]	783
Pension trust payables[3]	(704)
Total	$17,497

1.	The company's pension plans directly held $664 (4 percent of total plan assets) of DuPont common stock at December 31, 2015.

2.	Primarily receivables for investment securities sold.

3.	Primarily payables for investment securities purchased.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company's pension plans hold Level 3 assets which are primarily ownership interests in investment partnerships and trusts that own private market securities and real estate. Fair value is generally based on the company's units of ownership and net asset value of the investment entity or the company's share of the investment entity's total equity. The table below presents a rollforward of activity for these assets for the years ended December 31, 2016 and 2015:

	Level 3 Assets
	Total	U.S. Equity Securities	Non-U.S. Equity Securities	Debt- Corporate Issued	Debt- Asset- Backed	Private Market Securities	Real Estate
Beginning balance at December 31, 2014	$286	$29	$4	$15	$1	$37	$200
Realized (loss) gain	(32)	(14)	—	(18)	—	—	—
Change in unrealized (loss) gain	(11)	5	(3)	15	—	(5)	(23)
Purchases, sales and settlements, net	(18)	—	—	10	—	5	(33)
Transfers in (out) of Level 3	13	—	1	12	—	—	—
Ending balance at December 31, 2015	$238	$20	$2	$34	$1	$37	$144
Realized (loss) gain	(28)	(3)	—	(25)	—	—	—
Change in unrealized (loss) gain	19	1	(1)	27	—	2	(10)
Purchases, sales and settlements, net	(37)	—	—	(3)	(1)	3	(36)
Transfers in (out) of Level 3	6	—	—	6	—	—	—
Ending balance at December 31, 2016	$198	$18	$1	$39	$—	$42	$98

The following table presents additional information about the pension plan assets valued using net asset value as a practical expedient:

	2016		2015
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period Range
Debt - government issued	$—	$—	$8	$—	Monthly	3 days
Debt - corporate issued	—	—	6	—	Monthly	3 days
Hedge funds [1]	434	—	429	—	Monthly, Quarterly	Ranges from 3-45 days monthly, 3-90 days quarterly
Private market securities [2]	1,416	693	1,553	632	Not applicable	Not applicable
Real estate funds [2]	444	244	457	361	Not applicable	Not applicable
Total	$2,294	$937	$2,453	$993

1.	Less than 5 percent of hedge funds have gates in place at the investor level for year end redemptions. Hedge funds also contain either no lock up or a lock up period of less than 1 year.

2.	The remaining life of private market securities and real estate funds is an average of 15 years per investment.

Cash Flow
Contributions
No contributions to its principal U.S. pension plan were made in 2014 or 2015. The company contributed $230 to the principal U.S. pension plan in 2016 and is expected to contribute about the same amount to this plan in 2017. The company contributed $121, $184, and $218 to its pension plans other than the principal U.S. pension plan, its remaining plans with no plan assets and its other post employment benefit plans, respectively, in 2016. The company contributed $164, $144, and $237 to its pension plans other than the principal U.S. pension plan, its remaining plans with no plan assets and its other post employment benefit plans, respectively, in 2015. In 2017, the company expects to contribute $95 to its pension plans other than the principal U.S. pension plan, $85 to its remaining plans with no plan assets, and $275 to its other post employment benefit plans.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Estimated Future Benefit Payments
The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2017	$1,622	$275
2018	1,601	233
2019	1,589	226
2020	1,575	217
2021	1,567	210
Years 2022-2026	7,596	931

Defined Contribution Plan
The company provides defined contribution benefits to its employees. The most significant is the Retirement Savings Plan (the Plan), which covers all U.S. full-service employees. This Plan includes a non-leveraged Employee Stock Ownership Plan (ESOP). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the company may participate. Currently, the company contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution.

The company's contributions to the Plan were $187, $219 and $262 for the years ended December 31, 2016, 2015 and 2014, respectively. The company's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests after employees complete three years of service. In addition, the company made contributions to other defined contribution plans of $33, $57 and $66 for the years ended December 31, 2016, 2015 and 2014, respectively. Included in the company's contributions are amounts related to discontinued operations of $32 and $57 for the years ended December 31, 2015 and 2014, respectively. The company expects to contribute about the same amount as 2016 to its defined contribution plans in 2017.

18.  COMPENSATION PLANS
The total stock-based compensation cost included in continuing operations within the Consolidated Income Statements was $119, $128 and $136 for 2016, 2015 and 2014, respectively. The income tax benefits related to stock-based compensation arrangements were $39, $42 and $45 for 2016, 2015 and 2014, respectively.

The company's Equity Incentive Plan, as amended and restated effective March 14, 2016, (EIP), provides for equity-based and cash incentive awards to certain employees, directors, and consultants. Under the amended EIP, the maximum number of shares reserved for the grant or settlement of awards is 110 million shares, provided that each share in excess of 30 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 110 million share limit as four and one-half shares. At December 31, 2016, approximately 37 million shares were authorized for future grants under the EIP. The company satisfies stock option exercises and vesting of time-vested restricted stock units (RSUs) and performance-based restricted stock units (PSUs) with newly issued shares of DuPont common stock.

The company's Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually.

Stock Options
The exercise price of shares subject to option is equal to the market price of the company's stock on the date of grant. All options vest serially over a three-year period. Stock option awards granted between 2009 and 2015 expire seven years after the grant date and options granted in 2016 expire ten years after the grant date. The plan allows retirement-eligible employees to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in 2016, 2015 and 2014 was $13.40, $11.57 and $13.68, respectively.

	2016	2015	2014
Dividend yield	2.6%	2.5%	2.9%
Volatility	28.27%	22.52%	31.33%
Risk-free interest rate	1.8%	1.4%	1.7%
Expected life (years)	7.2	5.3	5.3

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

Stock option awards as of December 31, 2016, and changes during the year then ended were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	18,160	$54.89
Granted	1,690	58.79
Exercised	(3,638)	43.31
Forfeited	(281)	67.17
Canceled	(122)	39.71
Outstanding, December 31, 2016	15,809	$58.11	3.92	$240,030
Exercisable, December 31, 2016	9,519	$53.48	3.10	$189,624

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end. This amount changes based on the fair market value of the company's stock. Total intrinsic value of options exercised for 2016, 2015 and 2014 were $86, $160 and $219, respectively. In 2016, the company realized a tax benefit of $28 from options exercised.

As of December 31, 2016, $19 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.52 years.

RSUs and PSUs
The company issues RSUs that serially vest over a three-year period and, upon vesting, convert one-for-one to DuPont common stock. A retirement-eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs are also granted periodically to key senior management employees. These RSUs generally vest over periods ranging from two to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company also grants PSUs to senior leadership. In 2016, there were 365,177 PSUs granted. Vesting for PSUs granted in 2016 is based upon total shareholder return (TSR) relative to peer companies. Vesting for PSUs granted in 2015 is equally based upon change in operating net income relative to target and TSR relative to peer companies. Operating net income is net income attributable to DuPont excluding income from discontinued operations after taxes, significant after tax benefits (charges), and non-operating pension and OPEB costs. Vesting for PSUs granted in 2014 is equally based upon corporate revenue growth relative to peer companies and TSR relative to peer companies. Performance and payouts are determined independently for each metric. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant-date fair value of the PSUs granted in 2016, subject to the TSR metric, was $56.15, and estimated using a Monte Carlo simulation. The weighted-average grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

Non-vested awards of RSUs and PSUs as of December 31, 2016 and 2015 are shown below. The weighted-average grant-date fair value of RSUs and PSUs granted during 2016, 2015 and 2014 was $59.50, $71.66 and $64.64, respectively.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2015	3,936	$59.54
Granted	1,701	59.50
Vested	(1,460)	56.89
Forfeited	(286)	62.06
Nonvested, December 31, 2016	3,891	$63.11

As of December 31, 2016, there was $75 of unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.80 years. The total fair value of stock units vested during 2016, 2015 and 2014 was $83, $64 and $75, respectively.

Other Cash-based Awards
Cash awards under the EIP plan may be granted to employees who have contributed most to the company's success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards resulted in compensation expense of $53, $31 and $34 for 2016, 2015 and 2014, respectively included in income from continuing operations within the Consolidated Financial Statements. The amounts of the awards are dependent on company earnings and are subject to maximum limits as defined under the governing plans.

In addition, the company has other variable compensation plans under which cash awards may be granted. These plans include the company's regional and local variable compensation plans and Pioneer's Annual Reward Program. Such awards resulted in compensation expense of $248, $150 and $137 for 2016, 2015 and 2014, respectively, included in income from continuing operations within the Consolidated Financial Statements.

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

The notional amounts of the company's derivative instruments were as follows:

December 31,	2016	2015
Derivatives designated as hedging instruments:
Foreign currency contracts	$—	$10
Commodity contracts	422	356
Derivatives not designated as hedging instruments:
Foreign currency contracts	9,896	8,065
Commodity contracts	7	70

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

Interest Rate Risk
The company uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. Interest rate swaps involve the exchange of fixed for floating rate interest payments to effectively convert fixed rate debt into floating rate debt based on USD LIBOR. Interest rate swaps allow the company to achieve a target range of floating rate debt. The company had no interest rate swaps outstanding at December 31, 2016 and 2015.

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the years ended December 31, 2016 and 2015:

December 31,	2016	2015
Beginning balance	$(24)	$(6)
Additions and revaluations of derivatives designated as cash flow hedges	20	(25)
Clearance of hedge results to earnings, after-tax	11	7
Ending balance	$7	$(24)

At December 31, 2016, an after-tax net loss of $10 is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Fair Values of Derivative Instruments
The table below presents the fair values of the company's derivative assets and liabilities within the fair value hierarchy, as described in Note 1, as of December 31, 2016 and 2015.

		Fair Value at December 31 Using Level 2 Inputs
	Balance Sheet Location	2016	2015
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts[1]	Accounts and notes receivable, net	$182	$74

Total asset derivatives[2]		$182	$74
Cash collateral[1]	Other accrued liabilities	$52	$7

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	121	80
Commodity contracts	Other accrued liabilities	—	4
		121	84
Total liability derivatives[2]		$121	$84

1.	Cash collateral held as of December 31, 2016 and 2015 is related to foreign currency derivatives not related to hedging instruments.

2.	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $114 and $35 at December 31, 2016 and 2015.

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCL[1] (Effective Portion)			Amount of Gain (Loss) Recognized in Income[2]
	2016	2015	2014	2016	2015	2014	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$—	$(1)	$(28)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	—	(2)	27	—	10	11	Net sales
Foreign currency contracts	—	—	—	—	—	4	Income from discontinued operations after income taxes
Commodity contracts	32	(35)	26	(18)	(22)	(30)	Cost of goods sold
	32	(37)	53	(18)	(13)	(43)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	—	(304)	434	607	Other income, net[4]
Foreign currency contracts	—	—	—	(12)	(3)	—	Net sales
Commodity contracts	—	—	—	(11)	(2)	(21)	Cost of goods sold
	—	—	—	(327)	429	586
Total derivatives	$32	$(37)	$53	$(345)	$416	$543

1.	OCI is defined as other comprehensive loss.

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCL into income during the period. For the years ended December 31, 2016, 2015 and 2014, there was no material ineffectiveness with regard to the company's cash flow hedges.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Cash, Cash Equivalents and Marketable Securities
The company's cash, cash equivalents and marketable securities as of December 31, 2016 and 2015 are comprised of the following:

	December 31, 2016			December 31, 2015
	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value
Cash	$1,892	$—	$1,892	$1,938	$—	$1,938

Level 1:
Money market funds	$—	$—	$—	$550	$—	$550
U.S. Treasury securities[1]	—	—	—	—	788	788

Level 2:
Certificate of deposit / time deposits[2]	$2,713	$1,362	$4,075	$2,812	$118	$2,930

Total cash, cash equivalents and marketable securities	$4,605	$1,362		$5,300	$906

1.
Available-for-sale securities are reported at estimated fair value with unrealized gains and losses reported as component of accumulated other comprehensive loss. Proceeds from the sale of available-for-sale securities were $788 and $75 in the years ended December 31, 2016, and 2015, respectively.

2.	Held-to-maturity investments are reported at amortized cost.

The estimated fair value of the company's cash equivalents, which approximates carrying value as of December 31, 2016 and 2015, was determined using Level 1 and Level 2 inputs within the fair value hierarchy. Level 1 measurements were based on observed net asset values and Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.

The estimated fair value of the held-to-maturity securities, which approximates carrying value as of December 31, 2016 and 2015, was determined using Level 2 inputs within the fair value hierarchy, as described below. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity. The carrying value approximates fair value due to the short-term nature of the investments.

The estimated fair value of the available-for-sale securities as of December 31, 2015 was determined using Level 1 inputs within the fair value hierarchy. Level 1 measurements were based on quoted market prices in active markets for identical assets and liabilities. The available-for-sale securities as of December 31, 2015 were held by certain foreign subsidiaries in which the USD is not the functional currency. The fluctuations in foreign exchange were recorded in accumulated other comprehensive loss within the Consolidated Statements of Equity. These fluctuations were subsequently reclassified from accumulated other comprehensive loss to earnings in the period in which the marketable securities were sold and the gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

20.  GEOGRAPHIC INFORMATION

	Net Sales[1]
	2016	2015	2014
United States	$9,683	$10,021	$10,556
Canada	$730	$734	$826
EMEA[2]
France	535	575	678
Germany	909	959	1,180
Italy	527	546	655
Other	3,768	3,963	4,806
Total EMEA	$5,739	$6,043	$7,319
Asia Pacific
China	2,200	2,067	2,325
India	704	615	603
Japan	840	843	961
Other	2,057	2,092	2,267
Total Asia Pacific	$5,801	$5,617	$6,156
Latin America
Brazil	1,392	1,401	2,051
Mexico	583	622	682
Other	666	692	816
Total Latin America	$2,641	$2,715	$3,549
Total	$24,594	$25,130	$28,406

1.	Net sales, based on the location of the customer, are generally presented for locations with greater than two percent of total net sales.

2.	Europe, Middle East, and Africa (EMEA).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Net Property[1]
	2016	2015	2014
United States	$6,203	$6,706	$6,570
Canada	$127	$131	$138
EMEA[2]
Denmark	211	217	242
France	218	217	239
Spain	188	200	251
Luxembourg	210	222	248
Other	740	747	883
Total EMEA	$1,567	$1,603	$1,863
Asia Pacific
China	339	362	306
Other	536	565	539
Total Asia Pacific	$875	$927	$845
Latin America
Brazil	314	263	411
Other	145	154	181
Total Latin America	$459	$417	$592
Total	$9,231	$9,784	$10,008

1.	Net property is presented for locations with greater than two percent of the total and includes property, plant and equipment less accumulated depreciation.

2.	Europe, Middle East, and Africa (EMEA).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

21.  SEGMENT INFORMATION
The company consists of 7 businesses which are aggregated into 6 reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture, Electronics & Communications, Industrial Biosciences, Nutrition & Health, Performance Materials and Protection Solutions. The company includes certain businesses not included in the reportable segments, such as pre-commercial programs, nonaligned businesses and pharmaceuticals in Other. Pre-commercial programs include approximately $420 for the investment in a cellulosic biofuel facility in Nevada, Iowa which includes all material, engineering, and technical design costs involved in construction of the facility.  The facility is expected to commence initial production activities in mid-2017.

Major products by segment include: Agriculture (corn hybrids and soybean varieties, herbicides, fungicides and insecticides); Electronics & Communications (printing and packaging materials, photopolymers and electronic materials); Industrial Biosciences (enzymes, bio-based materials and process technologies); Nutrition & Health (probiotics, cultures, emulsifiers, texturants, natural sweeteners and soy-based food ingredients); Performance Materials (engineering polymers, packaging and industrial polymers, films and elastomers); and Protection Solutions (nonwovens, aramids and solid surfaces). The company operates globally in substantially all of its product lines.

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

Segment operating earnings is defined as income (loss) from continuing operations before income taxes excluding significant pre-tax benefits (charges), non-operating pension and other post employment benefit (OPEB) costs, exchange gains (losses), corporate expenses and interest. Non-operating pension and OPEB costs includes all of the components of net periodic benefit cost from continuing operations with the exception of the service cost component. DuPont Sustainable Solutions, previously within the company's former Safety & Protection segment (now Protection Solutions) was comprised of two business units: clean technologies and consulting solutions. Effective January 1, 2016, the clean technologies business unit is reported within the Industrial Biosciences segment, and the consulting solutions business unit is reported within Other. Reclassifications of prior year data have been made to conform to current year classifications.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Agriculture	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials	Protection Solutions	Other	Total
2016
Net sales	$9,516	$1,960	$1,500	$3,268	$5,249	$2,954	$147	$24,594
Operating earnings	1,758	358	270	504	1,297	668	(215)	4,640
Depreciation and amortization	417	87	100	223	130	146	10	1,113
Equity in earnings (losses) of affiliates, net	7	31	12	—	27	33	(11)	99
Segment net assets	6,342	1,186	2,855	5,182	2,711	2,220	321	20,817
Affiliate net assets	222	146	39	4	146	81	11	649
Purchases of property, plant and equipment	345	51	64	111	160	120	28	879
2015
Net sales	$9,798	$2,070	$1,478	$3,256	$5,305	$3,039	$184	$25,130
Operating earnings	1,646	359	243	373	1,216	641	(235)	4,243
Depreciation and amortization	453	100	101	236	125	156	6	1,177
Equity in earnings (losses) of affiliates, net	31	24	7	—	(8)	23	(30)	47
Segment net assets	6,751	1,323	3,154	5,457	2,918	2,295	258	22,156
Affiliate net assets	234	139	41	9	171	71	23	688
Purchases of property, plant and equipment	334	45	84	120	159	96	132	970
2014
Net sales	$11,296	$2,381	$1,624	$3,529	$6,059	$3,304	$213	$28,406
Operating earnings	2,352	336	269	369	1,267	672	(233)	5,032
Depreciation and amortization	436	97	102	264	139	168	8	1,214
Equity in earnings (losses) of affiliates, net	31	20	8	—	(77)	28	(47)	(37)
Segment net assets	6,696	1,359	3,241	5,942	3,125	2,339	316	23,018
Affiliate net assets	240	137	45	7	238	78	16	761
Purchases of property, plant and equipment	407	52	94	112	134	98	203	1,100

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Reconciliation to Consolidated Financial Statements

Segment operating earnings to income from continuing operations before income taxes	2016	2015	2014
Total segment operating earnings	$4,640	$4,243	$5,032
Significant pre-tax (charges) benefits not included in segment operating earnings	(168)	(38)	434
Non-operating pension and OPEB costs	(40)	(374)	(128)
Net exchange (losses) gains	(106)	30	196
Corporate expenses	(691)	(928)	(844)
Interest expense	(370)	(342)	(377)
Income from continuing operations before income taxes	$3,265	$2,591	$4,313

Segment net assets to total assets at December 31,	2016	2015	2014
Total segment net assets	$20,817	$22,156	$23,018
Corporate assets[1]	11,306	11,163	12,889
Liabilities included in segment net assets	7,841	7,847	8,356
Assets related to discontinued operations[2]	—	—	6,227
Total assets	$39,964	$41,166	$50,490

1.	Pension assets are included in corporate assets.

2.	See Note 1 for additional information on the presentation of Performance Chemicals which met the criteria for discontinued operations.

Other items	Segment Totals	Adjustments[1]	Consolidated Totals
2016
Depreciation and amortization	$1,113	$145	$1,258
Equity in earnings of affiliates, net	99	—	99
Affiliate net assets	649	—	649
Purchases of property, plant and equipment	879	140	1,019
2015
Depreciation and amortization	$1,177	$289	$1,466
Equity in earnings of affiliates, net	47	2	49
Affiliate net assets	688	—	688
Purchases of property, plant and equipment	970	659	1,629
2014
Depreciation and amortization	$1,214	$403	$1,617
Equity in (losses) earnings of affiliates, net	(37)	1	(36)
Affiliate net assets	761	1	762
Purchases of property, plant and equipment	1,100	920	2,020

1.
Adjustments include amounts related to Corporate in all periods presented, and to the Performance Chemicals business in 2015 and 2014, as it met the criteria for discontinued operations during 2015. See Note 1 for additional information on the presentation of discontinued operations and See Note 3 for depreciation, amortization and purchases of property, plant and equipment related to Performance Chemicals for the years ended December 31, 2015 and 2014.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Additional Segment Details
2016 included the following significant pre-tax benefits (charges) which are excluded from segment operating earnings:

Agriculture[1,2,3,4]	$(37)
Electronics & Communications[2,4]	4
Industrial Biosciences[2,4,5]	(152)
Nutrition & Health[2,4]	9
Performance Materials[2,4]	5
Protection Solutions[2,4]	14
Other[2]	(11)
$(168)

1.
Included $30 of net insurance recoveries recorded in other operating charges for recovery of costs for customer claims related to the use of the Imprelis® herbicide. Included a benefit of $23 in other operating charges for reduction in the accrual for customer claims related to the use of the Imprelis® herbicide.

2.
The company recorded a $(3) net restructuring charge in employee separation / asset related charges, net for the year ended December 31, 2016, associated with the 2016 global cost savings and restructuring program. See Note 4 for additional information.

3.
Includes a $(68) restructuring charge recorded in employee separation / asset related charges, net for the year ended December 31, 2016, related to the decision not to re-start the insecticide manufacturing facility at the La Porte site located in La Porte, Texas. See Note 4 for additional information.

4.
The company recorded a $8 restructuring benefit recorded in employee separation/asset related charges, net, for adjustments to the previously recognized severance costs related to the 2014 restructuring program. See Note 4 for additional information.

5.
The company recorded a $(158) charge in employee separation / asset related charges, net, for the year ended December 31, 2016, related to the write-down of indefinite lived intangible assets. See Note 4 for additional information.

2015 included the following significant pre-tax benefits (charges) which are excluded from segment operating earnings:

Agriculture[1,2,5]	$148
Electronics & Communications[1,5]	(78)
Industrial Biosciences[1,5]	(61)
Nutrition & Health[1,5]	(50)
Performance Materials[1,5]	(62)
Protection Solutions[1,3,5]	105
Other[1,4,5]	(40)
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

5.
Included a $(468) restructuring charge consisting of $(463) recorded in employee separation/asset related charges, net and $(5) recorded in other income, net associated with the 2016 global cost savings and restructuring program. See Note 4 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

2014 included the following significant pre-tax benefits (charges) which are excluded from segment operating earnings:

Agriculture[1,2,3]	$316
Electronics & Communications[1]	(84)
Industrial Biosciences[1]	(20)
Nutrition & Health[1]	(15)
Performance Materials[1,4]	292
Protection Solutions[1]	(45)
Other[1]	(10)
$434

1.
Included a $(407) restructuring charge associated with the 2014 restructuring program consisting of $(342) recorded in employee separation / asset related charges, net and $(65) recorded in other income, net. See Note 4 for additional information.

2.	Included income of $210 for insurance recoveries, recorded in other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis® herbicide.

3.	Included a gain of $240 recorded in other income, net associated with the sale of the copper fungicide and land management businesses, both within the Agriculture segment.

4.	Included a gain of $391 recorded in other income, net associated with the sale of Glass Laminating Solutions / Vinyls. See Note 3 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

22.  QUARTERLY FINANCIAL DATA

Unaudited	For the quarter ended
	March 31,		June 30,		September 30,		December 31,
2016
Net sales	$7,405		$7,061		$4,917		$5,211
Cost of goods sold	4,242		3,990		3,090		3,147
Employee separation / asset related charges, net[2]	77		(90)		172		393
Income (loss) from continuing operations before income taxes	1,635	[3,4,5]	1,333	[3,4]	(56)	[3]	353	[3]
Net income	1,232		1,024		6		263
Basic earnings per share of common stock from continuing operations[1]	1.40		1.17		0.01		0.29
Diluted earnings per share of common stock from continuing operations[1]	1.39		1.16		0.01		0.29
2015
Net sales	$7,837		$7,121		$4,873		$5,299
Cost of goods sold	4,516		4,103		3,084		3,409
Employee separation / asset related charges, net[2]	38		2		—		770
Income (loss) from continuing operations before income taxes	1,551	[6,7,8]	1,234	[6,9]	227	[6,7]	(421)	[7,9,10]
Net income	1,035		945		235		(256)
Basic earnings per share of common stock from continuing operations[1]	1.12		1.07		0.14		(0.26)
Diluted earnings per share of common stock from continuing operations[1]	1.11		1.06		0.14		(0.26)

1.	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

2.	See Note 4 for additional information.

3.
First, second, third and fourth quarter 2016 included charges of $(24), $(76), $(122), and $(164), respectively, recorded in selling, general and administrative expenses related to transaction costs associated with the planned merger with the Dow Chemical Company announced on December 11, 2015. See Note 2 for additional information.

4.
First quarter 2016 included a benefit of $23, in other operating charges, for reductions in the accrual for customer claims related to the use of the Imprelis® herbicide. The company recorded insurance recoveries of $30 in the second quarter 2016, in other operating charges, for recovery of costs for customer claims related to the use of the Agriculture's segment Imprelis® herbicide.

5.
First quarter 2016 included a gain of $369 recorded in other income, net associated with the sale of the DuPont (Shenzhen) Manufacturing Limited entity, which held certain buildings and other assets. See Note 3 for additional information.

6.
First and third quarter 2015 included charges of $(12) and $(9), respectively, recorded in other operating charges associated with transaction costs related to the separation of the Performance Chemicals segment. Second quarter 2015 included charges of $(5) recorded in other operating charges and $(20) recorded in interest expense. See Note 3 for additional information.

7.
First and third quarter 2015 included net insurance recoveries of $35 and $147, respectively, recorded in other operating charges in the Agriculture segment, for recovery of costs for customer claims related to the use of the Imprelis® herbicide. Fourth quarter 2015 included a benefit of $130 in other operating charges for reduction in accrual for customer claims related to the use of the Agriculture segment’s Imprelis® herbicide.

8.	First quarter 2015 included a $(40) pre-tax charge within other income, net associated with the re-measurement of the Ukraine hyrvnia net monetary assets.

9.
Second and fourth quarter 2015 included gains of $112 and $33, respectively, net of legal expenses, recorded in other income, net related to the company's settlement of a legal claim. This matter relates to the Protection Solutions segment.

10.
Fourth quarter 2015 included charges of $(10) recorded in selling, general and administrative expenses related to transaction costs associated with the planned merger with the Dow Chemical Company announced on December 11, 2015. See Note 2 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

23.  SUBSEQUENT EVENTS
On January 31, 2017, the company entered into a committed receivable repurchase facility of up to $1,300 (the 2017 repurchase facility) that expires on November 30, 2017. Under the 2017 repurchase facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase at a future date. The 2017 repurchase facility is considered a secured borrowing with the customer notes receivables, inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the repurchase facility will have an interest rate of LIBOR + 0.75 percent.

Information for Investors

Corporate Headquarters
E. I. du Pont de Nemours and Company
Chestnut Run Plaza
974 Centre Road
P.O. Box 2915
Wilmington, DE 19805
Telephone: 302 774-1000
E-mail: http://www.dupont.com (click on Contact)

Stock Exchange Listings
DuPont common stock (Symbol DD) is listed on the New York Stock Exchange, Inc. (NYSE). Quarterly high and low market prices are shown in Item 5 of the Form 10-K.
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
From other locations: 302 774-1000
On the Internet: http://www.dupont.com (click on Contact)

Printed Reports Available to Shareholders
The following company reports may be obtained, without charge:
1. 2016 Annual Report to the Securities and Exchange Commission,
    filed on Form 10-K;
2. Proxy Statement for 2017 Annual Meeting of Stockholders; and
3. Quarterly reports to the Securities and Exchange Commission, filed on Form 10-Q
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

Online Delivery of Proxy Materials
Shareholders may request their proxy materials electronically by visiting http://enroll.icsdelivery.com/dd.

Direct Deposit of Dividends
Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact Computershare (listed above).