Form 10-Q
period 2017-03-31
DUPONT E I DE NEMOURS & CO
filed 2017-04-25
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

(302) 774-1000
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The Registrant had 867,032,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at April 17, 2017.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$7,743	$7,405
Cost of goods sold	4,371	4,242
Other operating charges	204	185
Selling, general and administrative expenses	1,260	1,128
Research and development expense	416	418
Other income, net	(306)	(372)
Interest expense	84	92
Employee separation / asset related charges, net	152	77
Income from continuing operations before income taxes	1,562	1,635
Provision for income taxes on continuing operations	224	406
Income from continuing operations after income taxes	1,338	1,229
(Loss) income from discontinued operations after income taxes	(217)	3
Net income	1,121	1,232
Less: Net income attributable to noncontrolling interests	8	6
Net income attributable to DuPont	$1,113	$1,226
Basic earnings (loss) per share of common stock:
Basic earnings per share of common stock from continuing operations	$1.53	$1.40
Basic loss per share of common stock from discontinued operations	(0.25)	—
Basic earnings per share of common stock	$1.28	$1.40
Diluted earnings (loss) per share of common stock:
Diluted earnings per share of common stock from continuing operations	$1.52	$1.39
Diluted loss per share of common stock from discontinued operations	(0.25)	—
Diluted earnings per share of common stock	$1.27	$1.39
Dividends per share of common stock	$0.38	$0.38

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2017	2016
Net income	$1,121	$1,232
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	378	170
Adjustments to pension benefit plans	109	(619)
Adjustments to other benefit plans	4	(115)
Net change in unrealized losses on securities	—	(8)
Net (losses) gains on cash flow hedging derivative instruments	(3)	17
Total other comprehensive income (loss)	488	(555)
Comprehensive income	1,609	677
Comprehensive income attributable to noncontrolling interests, net of tax	8	6
Comprehensive income attributable to DuPont	$1,601	$671

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$3,347	$4,605
Marketable securities	2,570	1,362
Accounts and notes receivable, net	7,272	4,971
Inventories	5,287	5,673
Prepaid expenses	574	506
Total current assets	19,050	17,117
Property, plant and equipment, net of accumulated depreciation (March 31, 2017 - $14,994; December 31, 2016 - $14,736)	9,084	9,231
Goodwill	4,172	4,180
Other intangible assets	3,624	3,664
Investment in affiliates	687	649
Deferred income taxes	3,382	3,308
Other assets	1,851	1,815
Total	$41,850	$39,964
Liabilities and Equity
Current liabilities
Accounts payable	$3,038	$3,705
Short-term borrowings and capital lease obligations	2,279	429
Income taxes	185	101
Other accrued liabilities	4,308	4,662
Total current liabilities	9,810	8,897
Long-term borrowings and capital lease obligations	8,099	8,107
Other liabilities	11,911	12,333
Deferred income taxes	395	431
Total liabilities	30,215	29,768
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at March 31, 2017 - 953,937,000; December 31, 2016 - 950,044,000	286	285
Additional paid-in capital	11,354	11,190
Reinvested earnings	15,704	14,924
Accumulated other comprehensive loss	(9,423)	(9,911)
Common stock held in treasury, at cost (87,041,000 shares at March 31, 2017 and December 31, 2016)	(6,727)	(6,727)
Total DuPont stockholders’ equity	11,431	9,998
Noncontrolling interests	204	198
Total equity	11,635	10,196
Total	$41,850	$39,964

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net income	$1,121	$1,232
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	230	238
Amortization of intangible assets	51	122
Net periodic pension benefit cost	109	146
Contributions to pension plans	(82)	(88)
Gain on sale of businesses and other assets	(192)	(374)
Asset related charges	119	78
Other operating activities - net	78	180
Change in operating assets and liabilities - net	(3,058)	(3,340)
Cash used for operating activities	(1,624)	(1,806)
Investing activities
Purchases of property, plant and equipment	(330)	(357)
Investments in affiliates	(22)	(1)
Proceeds from sale of businesses and other assets - net	283	193
Purchases of short-term financial instruments	(2,073)	(95)
Proceeds from maturities and sales of short-term financial instruments	868	377
Foreign currency exchange contract settlements	(15)	(78)
Other investing activities - net	(46)	(12)
Cash (used for) provided by investing activities	(1,335)	27
Financing activities
Dividends paid to stockholders	(331)	(334)
Net increase in short-term (less than 90 days) borrowings	1,681	665
Long-term and other borrowings:
Receipts	197	654
Payments	(34)	(361)
Proceeds from exercise of stock options	160	36
Other financing activities - net	(32)	(35)
Cash provided by financing activities	1,641	625
Effect of exchange rate changes on cash	60	20
Decrease in cash and cash equivalents	$(1,258)	$(1,134)
Cash and cash equivalents at beginning of period	4,605	5,300
Cash and cash equivalents at end of period	$3,347	$4,166

See Notes to the Consolidated Financial Statements beginning on page 7.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1.  Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2016, collectively referred to as the “2016 Annual Report.”  The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

Basis of Presentation
Certain reclassifications of prior year's data have been made to conform to current year's presentation. As noted below under “Recent Accounting Pronouncements”, effective January 1, 2017, the company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. In conjunction with the adoption of this ASU, the company retrospectively reclassified cash flows related to income tax impacts associated with employee share-based payments in the interim Condensed Consolidated Statements of Cash Flows, as described below.

Recent Accounting Pronouncements
Accounting Pronouncements Implemented in 2017
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which modifies the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the company to repurchase more of an employee’s vested shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows. The company adopted this standard as of January 1, 2017.
The primary impact of adoption was the recognition of excess tax benefits in the company's provision for income taxes rather than additional paid-in capital, which is applied prospectively in accordance with the guidance. Adoption of the new standard resulted in the recognition of $20 of excess tax benefits in the company's provision for income taxes rather than additional paid-in capital for the quarter ended March 31, 2017.
The company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in a decrease to both net cash used for operating activities and net cash provided by financing activities of $20 and $15 for quarters ended March 31, 2017 and 2016, respectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares resulted in a decrease to both net cash used for operating activities and net cash provided by financing activities of $26 and $23 for the quarters ended March 31, 2017 and 2016, respectively.
The remaining updates required by this standard did not have a material impact to the company’s interim Consolidated Financial Statements.

New Accounting Pronouncements to be Implemented
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The new standard must be adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic benefit cost in assets. The company plans to adopt this guidance in the first quarter of 2018 and is currently evaluating the impact on the Consolidated Financial Statements and related disclosures. See Note 14 for the components of net periodic benefit cost.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The company is currently evaluating the timing of adoption.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The new guidance narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and should be applied prospectively. Early adoption is permitted. The company will apply this guidance to applicable transactions after the adoption date.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The new guidance requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The company plans to adopt this guidance in the first quarter of 2018 and is currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The new guidance makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The company is currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related disclosures, but does not expect there to be a significant impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under the new guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations. The company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. A complete discussion of these leases is included in the company's 2016 Annual Report in Note 15, "Commitments and Contingent Liabilities."

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further updated in March, April, May and December 2016. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also will result in additional disclosure requirements to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The company continues to evaluate the impact of the new standard on its Consolidated Financial Statements and disclosures.  Based on the analysis conducted to date, the company does not believe the impact upon adoption will be material to its Consolidated Financial Statements.  The company plans to adopt the standard in the first quarter of 2018 under the modified retrospective transition method.

Note 2. Planned Merger with Dow Chemical
On December 11, 2015, DuPont and The Dow Chemical Company (Dow) announced entry into an Agreement and Plan of Merger, as amended on March 31, 2017, (the Merger Agreement), under which the companies will combine in an all-stock merger of equals (the Merger Transaction) subject to satisfaction of customary closing conditions, including receipt of regulatory approval. The combined company will be named DowDuPont Inc. (DowDuPont). The Merger Transaction will be accomplished through the merger of separate DowDuPont subsidiaries with and into each of Dow and DuPont with DuPont and Dow surviving as subsidiaries of DowDuPont (the Mergers). Following the consummation of the merger, DuPont and Dow intend to pursue, subject to the receipt of approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions (collectively, the Intended Business Separations).

On March 27, 2017, DuPont and Dow announced that the European Commission (EC) granted conditional regulatory clearance in Europe for the Merger Transaction conditional on DuPont and Dow fulfilling certain commitments. DuPont is required to sell certain assets related to its Crop Protection business and research and development (R&D) organization, specifically the company’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® and Indoxacarb as well as the Crop Protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs. The company will continue to develop and bring to market its late-stage Crop Protection R&D programs and retain the personnel needed to support the Crop Protection marketed products and R&D programs not required to be divested per the EC's conditional approval.

On March 31, 2017, DuPont entered into a definitive agreement (the FMC Transaction Agreement) with FMC Corporation (FMC). Under the FMC Transaction Agreement, FMC will acquire the Crop Protection business and R&D assets that DuPont is required to divest in order to obtain EC approval of the Merger Transaction as described above, (the Divested Ag Business) and DuPont has agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products, (the Acquired H&N Business) (collectively, the FMC Transactions). Additionally, FMC will pay DuPont $1,200 in cash, subject to certain adjustments as set forth in the FMC Transaction Agreement, which reflects the difference in value between the Divested Ag Business and the Acquired H&N Business. DuPont will retain accounts receivable and accounts payable associated with the Divested Ag Business, with an expected net value of $425 at closing.

The divestiture will satisfy DuPont’s commitments to the EC in connection with its conditional regulatory clearance of the merger with Dow. The FMC Transaction is expected to close in the fourth quarter of 2017, subject to the closing of the Merger Transaction, in addition to customary closing conditions, including regulatory approval of the FMC Transactions. Under the FMC Transaction Agreement, DuPont is not required to take certain specified actions to obtain regulatory approval wi th respect to the acquisition of the Acquired H&N Business (Divestiture Actions) that would reasonably be likely to result in the one-year loss of revenues to DuPont, Dow, DowDuPont Inc., their respective subsidiaries or the Acquired H&N Business in excess of $350 in the aggregate (based on fiscal year 2016 annual revenues) (a Substantial Detriment).

To accommodate the requirements of the FMC Transaction Agreement, DuPont and Dow entered into Amendment No. 1 to the Merger Agreement which, among other things, extends the termination date of the Merger Agreement from June 15, 2017 to August 31, 2017, and sets forth the companies' current intention, subject to approval of the DowDuPont board of directors, that the first step in the Intended Business Separation process will be the spin-off of the post-merger material science business, assuming that such sequencing would allow for the completion of all of the Intended Business Separations, through spin-offs as currently anticipated, within 18 months following closing of the merger and would not adversely impact the value of the intended spin-off transactions to DowDuPont's shareholders.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Additional information about the Merger Agreement and the Intended Business Separations is set forth in the company’s Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission (the SEC) on March 31, 2017, March 27, 2017 and December 11, 2015; the company’s 2015 and 2016 Annual Reports filed with the SEC on February 4, 2016 and February 2, 2017, respectively, and the registration statement on Form S-4 (File No. 333-209869) (as amended, the Registration Statement) filed by DowDuPont and declared effective by the SEC on June 9, 2016. The Registration Statement constitutes a prospectus of DowDuPont and includes a joint proxy statement of Dow and DuPont. The joint proxy statement relates to the separate special meetings of the companies’ respective common stock shareholders of record as of the close of business on June 2, 2016, to adopt the Merger Agreement and related matters. DuPont's special meeting of stockholders was held on July 20, 2016, which resulted in a vote for adoption of the Merger Agreement and approval of related matters.
Dow and DuPont continue to work constructively with regulators to address questions and obtain approval, and to prepare for closing as soon as possible after closing conditions have been met. Consummation of the merger is contingent on satisfaction of customary closing conditions, including the receipt of regulatory approval from the U.S., European Commission, China, Brazil and Canada. Subject to satisfaction of these customary closing conditions, including the receipt of regulatory approvals, closing is anticipated to occur no earlier than August 1, 2017.
During the three months ended March 31, 2017 and 2016, the company incurred $170 and $24, respectively, of costs in connection with the planned merger with Dow and the Intended Business Separations, including costs relating to integration and separation planning. These costs were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements and primarily include financial advisory, legal, accounting, consulting and other advisory fees and expenses.
Note 3. Divestitures and Other Transactions
Food Safety Diagnostic Sale
In February 2017, the company completed the sale of its global food safety diagnostic business, a part of the Nutrition & Health segment, to Hygiena LLC.  The sale resulted in a pre-tax gain of $162 ($86 net of tax). The gain was recorded in other income, net in the company's interim Consolidated Income Statements for the three months ended March 31, 2017.

DuPont (Shenzhen) Manufacturing Limited
In March 2016, the company recognized the sale of its 100 percent ownership interest in DuPont (Shenzhen) Manufacturing Limited to the Feixiang Group. The sale of the entity, which held certain buildings and other assets, resulted in a pre-tax gain of $369 ($214 net of tax). The gain was recorded in other income, net in the company's interim Consolidated Income Statements for the three months ended March 31, 2016 and was reflected as a Corporate item.
Performance Chemicals
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the Separation). In connection with the Separation, the company and The Chemours Company (Chemours) entered into a Separation Agreement, discussed below, and a Tax Matters Agreement and certain ancillary agreements, including an employee matters agreement, agreements related to transition and site services, and intellectual property cross licensing arrangements. In addition, the companies have entered into certain supply agreements.

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

Pursuant to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At March 31, 2017, the indemnified assets are $422 within accounts and notes receivable, net and $350 within other assets on the condensed Consolidated Balance Sheet. See Note 11 for further discussion of certain litigation and environmental matters indemnified by Chemours.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Loss from discontinued operations in the company's interim Consolidated Income Statement during the three months ended March 31, 2017 includes a charge of $335 ($224 net of tax) in connection with the perfluorooctanoic acid (PFOA) multi-district litigation settlement. See Note 11 for further discussion. Income from discontinued operations during the three months ended March 31, 2016, includes $7 of costs in connection with the separation transaction primarily related to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions.
Note 4. Employee Separation / Asset Related Charges, Net
2017 Restructuring Program
During the first quarter 2017, DuPont committed to take actions to improve plant productivity and better position its businesses for productivity and growth before and after the anticipated closing of the Merger Transaction. In connection with these actions, the company expects to incur pre-tax charges of $326, comprised of $293 of asset-related charges and $33 in severance and related benefit costs (the 2017 restructuring program). The charges primarily relate to the closure of the Protection Solutions segment's Cooper River manufacturing site located near Charleston, South Carolina. The actions associated with this plan are expected to be substantially complete by the end of 2017.
Of the $326 of pre-tax charges discussed above, $152 was recognized during the three months ended March 31, 2017 in employee separation / asset related charges, net, in the company's interim Consolidated Financial Statement, consisting of $33 of severance and related benefit costs and $119 of asset-related charges. The asset-related charges mainly consist of accelerated depreciation associated with the closure of the Cooper River manufacturing site.  Additional charges for accelerated depreciation are expected in 2017, the majority of which will be recognized in the second quarter.
The 2017 restructuring program charge related to the segments, as well as corporate expenses, was as follows:

Three Months Ended March 31, 2017
Electronics & Communications	$5
Industrial Biosciences	6
Nutrition & Health	2
Performance Materials	11
Protection Solutions	124
Corporate expenses	4
$152

Account balances and activity for the 2017 restructuring program are summarized below:

	Severance and Related Benefit Costs	Asset Related Charges[1]	Total
Charges to income from continuing operations for the quarter ended March 31, 2017	$33	$119	$152
Payments	(1)	—	(1)
Asset write-offs	—	(119)	(119)
Balance as of March 31, 2017	$32	$—	$32

1.
Includes accelerated depreciation related to site closure. Charge for accelerated depreciation represents the difference between the depreciation expense to be recognized over the revised useful life of the site, based upon the anticipated date the site will be closed and depreciation expense as determined utilizing the useful life prior to the restructuring action.

La Porte Plant, La Porte, Texas
In March 2016, DuPont announced its decision to not re-start the Agriculture segment’s insecticide manufacturing facility at the La Porte site located in La Porte, Texas.  The facility manufactures Lannate® and Vydate® insecticides and has been shut down since November 2014.  As a result of this decision, during the three months ended March 31, 2016, a pre-tax charge of $75 was recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statement which included $41 of asset related charges, $18 of contract termination costs, and $16 of employee severance and related benefit costs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

2016 Global Cost Savings and Restructuring Plan
At March 31, 2017, total liabilities related to the program were $63. The restructuring actions associated with the charge were substantially completed in 2016. A complete discussion of restructuring initiatives is included in the company's 2016 Annual Report in Note 4, "Employee Separation / Asset Related Charges, Net."

Account balances and activity for the restructuring plan, which reflect timing of payments, are summarized below:

	Severance and Related Benefit Costs	Other Non-Personnel Charges[1]	Total
Balance at December 31, 2016	$100	$22	$122
Payments	(50)	(10)	(60)
Net translation adjustment	1	—	1
Balance as of March 31, 2017	$51	$12	$63
1.    Other non-personnel charges consist of contractual obligation costs.

During the three months ended March 31, 2016, a net charge of $2 was recorded associated with the 2016 global cost savings and restructuring plan in employee separation / asset related charges, net in the company's interim Consolidated Income Statement. This was primarily due to the identification of additional projects in certain segments, offset by lower than estimated workforce reductions achieved through non-severance programs. The net charge related to the segments for the three months ended March 31, 2016 was as follows: Agriculture - $21, Electronics & Communications - $(7), Industrial Biosciences - $(1), Nutrition & Health - $(1), Performance Materials - $4, Protection Solutions - $(3), Other - $3, as well as Corporate expenses $(14).

Note 5.  Other Income, Net

	Three Months Ended
	March 31,
	2017	2016
Royalty income	$45	$57
Interest income	25	16
Equity in earnings of affiliates, net	18	10
Net gain on sales of businesses and other assets[1,2]	192	373
Net exchange losses	(59)	(121)
Miscellaneous income and expenses, net[3]	85	37
Other income, net	$306	$372

1.	Includes a pre-tax gain of $162 ($86 net of tax) for the three months ended March 31, 2017 related to the sale of the global food safety diagnostic business. See Note 3 for additional information.

2.	Includes a pre-tax gain of $369 ($214 net of tax) for the three months ended March 31, 2016 related to the sale of DuPont (Shenzhen) Manufacturing Limited. See Note 3 for additional information.

3.
Miscellaneous income and expenses, net, includes interest items, gains related to litigation settlements, and other items. For the three months ended March 31, 2017, the amount includes a $47 benefit associated with accrued interest reversals related to a reduction in the company's unrecognized tax benefits due to the closure of various tax statutes of limitations. See Note 6 for additional information.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations for the three months ended March 31, 2017 and 2016. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the U.S., whereas the offsetting exchange gains (losses) on the re-measurement of certain net monetary asset positions are not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for income taxes on continuing operations in the interim Consolidated Income Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2017	2016
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange gains	$26	$33
Local tax benefits	36	13
Net after-tax impact from subsidiary exchange gains	62	46

Hedging Program Gain (Loss)
Pre-tax exchange losses	(85)	(154)
Tax benefits	30	55
Net after-tax impact from hedging program exchange losses	(55)	(99)

Total Exchange Gain (Loss)
Pre-tax exchange losses	(59)	(121)
Tax benefits	66	68
Net after-tax exchange gains (losses)	$7	$(53)

Note 6.  Income Taxes
Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that changes to the company's global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

During the three months ended March 31, 2017, the company recognized a tax benefit of $57, as well as a $50 pre-tax benefit on associated accrued interest reversals, related to a reduction in the company's unrecognized tax benefits due to the closure of various tax statutes of limitations. Income from continuing operations during the three months ended March 31, 2017 includes a tax benefit of $53 and a pre-tax benefit of $47 for accrued interest reversals (recorded in other income, net). Loss from discontinued operations during the three months ended March 31, 2017 includes a tax benefit of $4 and a pre-tax benefit of $3 for the accrued interest reversal.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 7.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$1,330	$1,223
Preferred dividends	(2)	(2)
Income from continuing operations after income taxes available to DuPont common stockholders	$1,328	$1,221

(Loss) income from discontinued operations after income taxes available to DuPont common stockholders	$(217)	$3

Net income available to common stockholders	$1,111	$1,224

Denominator:
Weighted-average number of common shares outstanding - Basic	866,516,000	873,546,000
Dilutive effect of the company’s employee compensation plans	4,567,000	3,705,000
Weighted-average number of common shares outstanding - Diluted	871,083,000	877,251,000

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

	Three Months Ended
	March 31,
	2017	2016
Average number of stock options	6,000	5,104,000

The change in the average number of stock options that were antidilutive in the three months ended March 31, 2017, compared to the same period last year was due to changes in the company's average stock price.

Note 8. Inventories

	March 31, 2017	December 31, 2016
Finished products	$2,953	$3,113
Semi-finished products	1,838	2,009
Raw materials, stores and supplies	669	719
	5,460	5,841
Adjustment of inventories to a last-in, first-out (LIFO) basis	(173)	(168)
Total	$5,287	$5,673

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 9.  Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,597	$(612)	$985	$1,574	$(586)	$988
Patents	451	(280)	171	446	(259)	187
Purchased and licensed technology	930	(577)	353	964	(579)	385
Trademarks / trade names	53	(16)	37	53	(15)	38
Other[1]	172	(86)	86	171	(82)	89
	3,203	(1,571)	1,632	3,208	(1,521)	1,687

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	74	—	74	73	—	73
Microbial cell factories	306	—	306	306	—	306
Pioneer germplasm	1,057	—	1,057	1,053	—	1,053
Trademarks / trade names	555	—	555	545	—	545
	1,992	—	1,992	1,977	—	1,977
Total	$5,195	$(1,571)	$3,624	$5,185	$(1,521)	$3,664

1.	Primarily consists of sales networks, marketing and manufacturing alliances and noncompetition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $51 and $122 for the three months ended March 31, 2017 and 2016, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2017 and each of the next five years is approximately $151, $209, $211, $193, $138 and $115, respectively.

Note 10.  Short-Term and Long-Term Borrowings
Repurchase Facility
In January 2017, the company entered into a committed receivable repurchase agreement of up to $1,300 (the Repurchase Facility). The Repurchase Facility is structured to account for the seasonality of the agricultural business and expires on November 30, 2017. Under the Repurchase Facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously must agree to repurchase such notes receivable at a future date. The Repurchase Facility is considered a secured borrowing with the customer notes receivables utilized as collateral. The amount of collateral required equals 105 percent of the outstanding borrowing amounts. Borrowings under the Repurchase Facility have an interest rate of the London interbank offered rate (LIBOR) plus 0.75 percent.

As of March 31, 2017, $315 of notes receivable, recorded in accounts and notes receivable, net, were pledged as collateral against outstanding borrowings under the Repurchase Facility of $300, recorded in short-term borrowings and capital lease obligations.

Term Loan Facility
In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4,500 (as amended from time to time, the Term Loan Facility). In the first quarter of 2017, the Term Loan Facility was amended to extend the date on which the commitment to lend terminates. As a result, DuPont may make up to seven term loan borrowings through July 27, 2018; amounts repaid or prepaid are not available for subsequent borrowings. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. As of March 31, 2017, the company had borrowed $500 and had unused commitments of $4,000 under the Term Loan Facility.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 11.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures as of March 31, 2017, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. Additionally, in connection with the Separation, the company has directly guaranteed Chemours' purchase obligations under an agreement with a third party supplier. At March 31, 2017 and December 31, 2016, the company had directly guaranteed $356 and $354, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 20 percent of the $176 of guaranteed obligations of customers and suppliers.

Set forth below are the company's guaranteed obligations at March 31, 2017:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$167	$9	$176
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	165	—	165
Obligations for Chemours[3]:
Chemours' purchase obligations (final expiration - 2018)	15	—	15
Total	$347	$9	$356

1.	Existing guarantees for customers and suppliers, as part of contractual agreements.

2.	Existing guarantees for equity affiliates' liquidity needs in normal operations.

3.	Guarantee for Chemours' raw material purchase obligations under agreement with third party supplier.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At March 31, 2017, DuPont has a total accrual balance of $686 related to the PFOA matters discussed below and has recorded a total indemnification asset of $350 from Chemours pursuant to the Separation Agreement discussed in Note 3 and the first quarter 2017 agreement between Chemours and DuPont.

Leach v. DuPont
In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water.

DuPont and attorneys for the class reached a settlement in 2004 that binds about 80,000 residents, (the Leach Settlement). In 2005, DuPont paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel designated to fund a community health project. The company funded a series of health studies which were completed in October 2012 by an independent science panel of experts (the C8 Science Panel). The studies were conducted in communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists, as defined in the Leach Settlement Agreement, between exposure to PFOA and human disease. The C8 Science Panel found probable links, as defined in the Leach Settlement Agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol.

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members for the six human diseases for which the C8 Science Panel determined a probable link exists. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. Under the Leach Settlement Agreement, the company is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative costs associated with the program, including class counsel fees. In January 2012, the company established and put $1 into an escrow account to fund medical monitoring as required by the settlement agreement. The balance in the escrow account must be at least $0.5; as a result, transfers of additional funds may be required periodically. The court-appointed Director of Medical Monitoring has established the program to implement the medical panel's recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account; at March 31, 2017 less than $1 has been disbursed. While it is probable that the company will incur liabilities related to funding the medical monitoring program, such liabilities cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing. In addition, under the Leach Settlement Agreement, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

Multi-District Litigation
Leach class members may pursue personal injury claims against DuPont only for the six human diseases for which the C8 Science Panel determined a probable link exists. At March 31, 2017, there were approximately 3,550 lawsuits, of which about 30 allege wrongful death, pending in various federal and state courts in Ohio and West Virginia. These lawsuits are consolidated in multi-district litigation (MDL) in the U.S. District Court for the Southern District of Ohio (the Court).

The table below approximates the number of lawsuits based on primary alleged disease.

Alleged Injury	Number of Claims
Kidney cancer	210
Testicular cancer	70
Ulcerative colitis	300
Preeclampsia	200
Thyroid disease	1,430
High cholesterol	1,340

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In February 2017, DuPont entered into an agreement in principle with MDL plaintiffs’ counsel providing for a global settlement of all cases and claims in the MDL, including all filed and unfiled personal injury cases and claims that are part of the plaintiffs’ counsel’s claim inventory as well as the cases captioned Bartlett v. DuPont, Freeman v. DuPont, Moody v. DuPont and Vigneron v. DuPont, (the MDL Trial Plaintiffs).

In connection with all filed and unfiled personal injury cases and claims that are part of the plaintiffs' counsel's claim inventory, on March 31, 2017, DuPont and MDL plaintiffs’ counsel entered into a definitive agreement covering Leach class members who either, 1) asserted a qualifying claim, not previously settled, withdrawn or dismissed as of February 11, 2017; or 2) claimed to have a qualifying condition and on or before February 11, 2017, had retained counsel for purposes of making a qualifying claim,(the Master Settlement Agreement). Also on March 31, 2017, DuPont and MDL plaintiffs’ counsel entered into a definitive agreement related to the MDL Trial Plaintiffs (the MDL Trial Plaintiffs Settlement Agreement). The Master Settlement Agreement and the MDL Trial Plaintiffs Settlement Agreement (collectively referred to as the MDL Settlement) are not subject to court approval.

The aggregate total settlement amount under the MDL Settlement is $670.7 in cash. DuPont and Chemours have agreed that half of that amount will be paid by Chemours and half by DuPont.  DuPont’s payment would not be subject to indemnification or reimbursement by Chemours.  In exchange for that payment, DuPont and Chemours will receive a complete release of all claims by the settling plaintiffs.  The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours. The Master Settlement Agreement includes a "Walk-Away Right" that allows DuPont to terminate the settlement if required participation thresholds are not met for any disease category. Whether those thresholds are met will be determined in accordance with the Master Settlement Agreement at various dates into the third quarter 2017, subject to extension. The Master Settlement Agreement will not be deemed effective until the date on which the parties agree that the required participation thresholds have been met (the MSA Effective Date).

In connection with the MDL Settlement, the company increased the accrual related to the PFOA multi-district litigation to $670.7 at March 31, 2017, (the MDL Settlement Accrual). Due to the first quarter 2017 agreement with Chemours discussed above, the company increased the indemnification asset related to the PFOA multi-district litigation to $335 at March 31, 2017. The remainder of the MDL Settlement Accrual amount was recorded as a charge of $335 ($224 net of tax) to loss from discontinued operations in the company's interim Consolidated Income Statement during the three months ended March 31, 2017.

DuPont and Chemours have also agreed, subject to and following the MSA Effective Date, to a limited sharing of potential future PFOA liabilities (i.e., indemnifiable losses, as defined in the Separation Agreement) for a period of 5 years, starting on the MSA Effective Date. During that five-year period, Chemours would annually pay future PFOA liabilities up to $25 and, if such amount is exceeded, DuPont would pay any excess amount up to the next $25 (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess liabilities. After the five-year period, this limited sharing agreement would expire, and Chemours’ indemnification obligations under the Separation Agreement would continue unchanged.  Chemours has also agreed that, upon the occurrence of the MSA Effective Date, it will not contest its liability to DuPont under the Separation Agreement for PFOA liabilities on the basis of ostensible defenses generally applicable to the indemnification provisions under the Separation Agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Separation Agreement.

Status of MDL Post MDL Settlement
In 2014, six cases from the MDL were selected for individual trial. In 2016, three of these cases, (two kidney cancer cases and one ulcerative colitis case), were settled for amounts immaterial individually and in the aggregate, and one case was voluntarily withdrawn by plaintiffs.

Three other cases were tried to verdict in 2015 (Bartlett v. DuPont, kidney cancer), 2016 (Freeman v. DuPont, testicular cancer), and 2017 (Vigneron v. DuPont, testicular cancer), and a fourth trial (Moody v. DuPont, testicular cancer) began in 2017 and was still underway at the time of the MDL Trial Plaintiffs Settlement Agreement. The Bartlett jury awarded compensatory damages of $1.6 and no punitive damages. That verdict was on appeal to the U.S. Court of Appeals for the Sixth Circuit at the time of the MDL Trial Plaintiffs Settlement Agreement. The Freeman jury awarded compensatory damages of $5.1 and $0.5 in punitive damages and attorneys’ fees. The Vigneron jury awarded compensatory damages of $2 and punitive damages of $10.5. Post-trial motions in Freeman and Vigeron were still pending at the time of the MDL Trial Plaintiffs Settlement Agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

As a result of the MDL Settlement, all litigation and judicial proceedings related to the MDL pending before the Court and U.S. Court of Appeals for the Sixth Circuit have been stayed (the MDL Stay). At March 31, 2017, the MDL Settlement Accrual reflects management’s best estimate of MDL-related loss. If the Master Settlement Agreement is terminated or otherwise does not proceed, additional lawsuits could go to trial or appeal over the course of many years. In this event, management would consider the outcomes of such rulings, trials and appeals, the uniqueness of the individual MDL plaintiff’s claims and the defenses to those claims, both as to potential liability and damages on an individual claim basis, among other factors, in reviewing its estimate of or ability to reasonably estimate loss.

Additional Actions
Since 2006, DuPont has undertaken obligations under agreements with the U.S. Environmental Protection Agency (EPA), including a 2009 consent decree under the Safe Drinking Water Act (the Order), and voluntary commitments to the New Jersey Department of Environmental Protection (NJDEP).  These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level, even if provisional, as established from time to time by EPA. A provisional health advisory level was set in 2009 at 0.4 parts per billion (ppb) for PFOA in drinking water considering episodic exposure. In May 2016, EPA announced a health advisory level of 0.07 ppb for PFOA in drinking water considering lifetime versus episodic exposure. In January 2017, EPA announced it had amended the Order to include Chemours, and to make the new health advisory level the trigger for additional actions by the companies, thus expanding the obligations to the EPA beyond the previously established testing and water supply commitments around the Washington Works facility. The company's accrual balance at March 31, 2017, include $15 related to these obligations and voluntary commitments.

Environmental
The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy as described in the company's 2016 Annual Report in Note 1, "Summary of Significant Accounting Policies." Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state and global laws. These laws require the company to undertake certain investigative, remediation and restoration activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 31, 2017, the Condensed Consolidated Balance Sheet included a liability of $487, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, the potential liability may range up to $775 above the amount accrued as of March 31, 2017. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for certain environmental matters, included in the liability of $487, that have an estimated liability of $265 as of March 31, 2017, and a potential exposure that ranges up to approximately $400 above the amount accrued. As such, the company has recorded an indemnification asset of $265 corresponding to the company’s accrual balance related to these matters at March 31, 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12.  Stockholders’ Equity
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment[1]	Net Gains (Losses) on Cash Flow Hedging Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2017
Balance January 1, 2017	$(2,843)	$7	$(6,720)	$(357)	$2	$(9,911)
Other comprehensive income (loss) before reclassifications	378	2	(15)	—	1	366
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	124	4	(1)	122
Net other comprehensive income (loss)	378	(3)	109	4	—	488
Balance March 31, 2017	$(2,465)	$4	$(6,611)	$(353)	$2	$(9,423)

1.
The cumulative translation adjustment gain for the three months ended March 31, 2017 is primarily driven by the weakening of the U.S. dollar (USD) against the European Euro (EUR) and the Brazilian real (BRL).

	Cumulative Translation Adjustment[1]	Net Gains (Losses) on Cash Flow Hedging Derivative Instruments	Pension Benefit Plans[2]	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2016
Balance January 1, 2016	$(2,333)	$(24)	$(7,043)	$22	$(18)	$(9,396)
Other comprehensive (loss) income before reclassifications	170	10	(762)	(79)	(9)	(670)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	143	(36)	1	115
Net other comprehensive (loss) income	170	17	(619)	(115)	(8)	(555)
Balance March 31, 2016	$(2,163)	$(7)	$(7,662)	$(93)	$(26)	$(9,951)

1.	The cumulative translation adjustment gain for the three months ended March 31, 2016 is primarily driven by the weakening of the USD against the EUR and BRL.

2.
The Pension Benefit Plans loss recognized in other comprehensive (loss) income during the three months ended March 31, 2016 includes the impact of the re-measurement of the principal U.S. pension plan as of March 31, 2016. See Note 14 for additional information.

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) were as follows:

For the three months ended March 31,	2017	2016
Net gains (losses) on cash flow hedging derivative instruments	$1	$(10)
Pension benefit plans, net	(60)	351
Other benefit plans, net	(2)	61
Tax (expense) benefit from income taxes related to other comprehensive income (loss) items	$(61)	$402

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

	2017	2016	Consolidated Statements of Income Classification
For the three months ended March 31,
Net gains (losses) on cash flow hedging derivative instruments, before tax:	$(8)	$11	See (1) below
Tax expense (benefit)	3	(4)	See (2) below
After-tax	$(5)	$7
Amortization of pension benefit plans:
Prior service benefit	(1)	(2)	See (3) below
Actuarial losses	190	172	See (3) below
Curtailment loss	—	49	See (3) below
Settlement loss	—	1	See (3) below
Total before tax	$189	$220
Tax benefit	(65)	(77)	See (2) below
After-tax	$124	$143
Amortization of other benefit plans:
Prior service benefit	(17)	(39)	See (3) below
Actuarial losses	23	17	See (3) below
Curtailment gain	—	(30)	See (3) below
Total before tax	$6	$(52)
Tax (benefit) expense	(2)	16	See (2) below
After-tax	$4	$(36)
Net realized gains (losses) on investments, before tax:	(1)	1	See (4) below
Tax expense	—	—	See (2) below
After-tax	$(1)	$1
Total reclassifications for the period, after-tax	$122	$115

1.	Cost of goods sold.

2.	Provision for income taxes from continuing operations.

3.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the company's pension and other benefit plans. See Note 14 for additional information.

4.	Other income, net.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 13. Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The company's cash, cash equivalents and marketable securities as of March 31, 2017 and December 31, 2016 are comprised of the following:

	March 31, 2017			December 31, 2016
	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value
Cash	$1,515	$—	$1,515	$1,892	$—	$1,892

Level 2:
Certificate of deposit / time deposits[1]	1,832	2,570	4,402	2,713	1,362	4,075

Total cash, cash equivalents and marketable securities	$3,347	$2,570		$4,605	$1,362

1.	Represents held-to-maturity investments reported at amortized cost.

The estimated fair value of the company's cash equivalents, which approximates carrying value as of March 31, 2017 and December 31, 2016, was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.

The estimated fair value of the held-to-maturity securities, which approximates carrying value as of March 31, 2017 and December 31, 2016, was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity. The carrying value approximates fair value due to the short-term nature of the investments.

Available-for-sale securities are reported at estimated fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss. There were no sales of available-for-sale securities for the three months ended March 31, 2017. The proceeds from the sale of available-for-sale securities for the three months ended March 31, 2016 were $260.

Debt
The estimated fair value of the company's total debt, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2016 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $10,800 and $8,890 as of March 31, 2017 and December 31, 2016, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity contracts	$282	$422
Derivatives not designated as hedging instruments:
Foreign currency contracts	7,342	9,896
Commodity contracts	460	7

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

Derivatives Designated as Cash Flow Hedges
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Beginning balance	$7	$(24)
Additions and revaluations of derivatives designated as cash flow hedges	2	10
Clearance of hedge results to earnings	(5)	7
Ending balance	$4	$(7)

At March 31, 2017, an after-tax net gain of $8 is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

Fair Values of Derivative Instruments
The table below presents the fair values of the company's derivative assets and liabilities within the fair value hierarchy, as described in the company's 2016 Annual Report in Note 1, “Summary of Significant Accounting Policies.”

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2017	December 31, 2016
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts[1]	Accounts and notes receivable, net	$60	$182
Commodity contracts	Accounts and notes receivable, net	6	—
Total asset derivatives[2]		$66	$182
Cash collateral[1]	Other accrued liabilities	$—	$52

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$69	$121
Total liability derivatives[2]		$69	$121

1.	Cash collateral held as of March 31, 2017 and December 31, 2016 is related to foreign currency derivatives not designated as hedging instruments.

2.	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $48 at March 31, 2017 and $114 at December 31, 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended March 31,	2017	2016	2017	2016	Income Statement Classification
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$4	$16	$8	$(11)	Cost of goods sold
	4	16	8	(11)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(85)	(154)	Other income, net[3]
Foreign currency contracts	—	—	—	(4)	Net sales
Commodity contracts	—	—	4	—	Cost of goods sold
	—	—	(81)	(158)
Total derivatives	$4	$16	$(73)	$(169)

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three months ended March 31, 2017 and 2016, there was no material ineffectiveness with regard to the company's cash flow hedges.

3.
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, see Note 5 for additional information.

Note 14. Long-Term Employee Benefits
Defined Benefit Pensions
The workforce reductions in 2016 related to the 2016 global cost savings and restructuring plan triggered curtailments for certain of the company's pension plans, including the principal U.S. pension plan. For the principal U.S. pension plan, the company recorded curtailment losses of $49 during the quarter ended March 31, 2016 and re-measured the principal U.S. pension plan as of March 31, 2016. The curtailment loss was driven by the changes in the benefit obligation based on the demographics of the terminated positions partially offset by accelerated recognition of a portion of the prior service benefit. In connection with the re-measurement, the company recognized a pre-tax net loss of $1,191 within other comprehensive income (loss) for the three months ended March 31, 2016.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended
	March 31,
	2017	2016
Service cost	$33	$47
Interest cost	195	217
Expected return on plan assets	(308)	(338)
Amortization of loss	190	172
Amortization of prior service benefit	(1)	(2)
Curtailment loss	—	49
Settlement loss	—	1
Net periodic benefit cost - Total	$109	$146
Less: Discontinued operations	—	(4)
Net periodic benefit cost - Continuing operations	$109	$150

Other Post Employment Benefits
As a result of the workforce reductions noted above, curtailments were triggered for the company's other post employment benefit plans. The company recorded curtailment gains of $30 for the three months ended March 31, 2016. The curtailment gains were driven by accelerated recognition of a portion of the prior service benefit partially offset by the change in the benefit obligation based on the demographics of the terminated positions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following sets forth the components of the company’s net periodic benefit cost (credit) for other post employment benefits:

	Three Months Ended
	March 31,
	2017	2016
Service cost	$2	$3
Interest cost	22	23
Amortization of loss	23	17
Amortization of prior service benefit	(17)	(39)
Curtailment gain	—	(30)
Net periodic benefit cost (credit) - Total	$30	$(26)

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

Three Months Ended March 31,	Agriculture[1]	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials	Protection Solutions	Other	Total
2017
Net sales	$3,928	$510	$368	$789	$1,368	$747	$33	$7,743
Operating earnings	1,236	89	75	121	355	177	(62)	1,991

2016
Net sales	$3,786	$452	$352	$801	$1,249	$729	$36	$7,405
Operating earnings	1,101	59	63	104	273	176	(59)	1,717

1.
As of March 31, 2017, Agriculture net assets were $9,131, an increase of $2,789 from $6,342 at December 31, 2016. The increase was primarily due to higher trade receivables related to normal seasonality in the sales and cash collections cycle.

Reconciliation to interim Consolidated Income Statements

	Three Months Ended March 31,
	2017	2016
Total segment operating earnings	$1,991	$1,717
Significant pre-tax benefits (charges) not included in segment operating earnings	14	(68)
Non-operating pension and other post employment benefit costs	(104)	(74)
Exchange losses	(59)	(121)
Corporate (expenses) income[1,2,3,4,5]	(196)	273
Interest expense	(84)	(92)
Income from continuing operations before income taxes	$1,562	$1,635

1.
Includes transaction costs associated with the planned merger with Dow and related activities of $(170) and $(24) in the three months ended March 31, 2017 and 2016, respectively, which were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements. See Note 2 for additional information.

2.
Includes a $(4) charge recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statement for the three months ended March 31, 2017 associated with the 2017 restructuring program. See Note 4 for additional information.

3.
Includes a $47 benefit on accrued interest reversals recorded in other income, net, in the company's interim Consolidated Income Statement for the three months ended March 31, 2017, related to a reduction in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations. See Note 6 for additional information.

4.
Includes a gain of $369 associated with the sale of DuPont (Shenzhen) Manufacturing Limited entity, which held certain buildings and other assets. The gain was recorded in other income, net, in the company's interim Consolidated Income Statement for the three months ended March 31, 2016. See Note 3 for additional information.

5.
Includes a $14 net benefit recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statement for the three months ended March 31, 2016 associated with the 2016 global cost savings and restructuring plan. See Note 4 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Significant Pre-tax Benefits (Charges) Not Included in Segment Operating Earnings
The three months ended March 31, 2017 and 2016, respectively, included the following significant pre-tax benefits (charges) which are excluded from segment operating earnings:

	Three Months Ended March 31,
	2017	2016
Agriculture[1,4,5]	$—	$(73)
Electronics & Communications[2,4]	(5)	7
Industrial Biosciences[2,4]	(6)	1
Nutrition & Health[2,3,4]	160	1
Performance Materials[2,4]	(11)	(4)
Protection Solutions[2,4]	(124)	3
Other[4]	—	(3)
	$14	$(68)

1.
Includes $23 for reduction in accrual recorded in other operating charges in the company's interim Consolidated Income Statement for the three months ended March 31, 2016, for customer claims related to the use of the Imprelis® herbicide.

2.
Includes a $(148) restructuring charge in employee separation / asset related charges, net in the company's interim Consolidated Income Statement for the three months ended March 31, 2017, associated with the 2017 restructuring program. See Note 4 for additional information.

3.
Includes a $162 gain recorded in other income, net, in the company's interim Consolidated Income Statement for the three months ended March 31, 2017, associated with the sale of the company's global food safety diagnostic business. See Note 3 for additional information.

4.
Includes a $(16) net restructuring charge in employee separation / asset related charges, net in the company's interim Consolidated Income Statement for the three months ended March 31, 2016, associated with the 2016 global cost savings and restructuring program. See Note 4 for additional information.

5.
Includes a $(75) restructuring charge recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statement for the three months ended March 31, 2016, related to the decision not to re-start the insecticide manufacturing facility at the La Porte site located in La Porte, Texas. See Note 4 for additional information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements About Forward-Looking Statements
This report contains forward-looking statements which may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, regulatory approval, market position, anticipated benefits of recent acquisitions, timing of anticipated benefits from restructuring actions, outcome of contingencies, such as litigation and environmental matters, expenditures, and financial results, Forward-looking statements including statements about the consummation of and expected benefits, including synergies, from the planned merger with The Dow Chemical Company (Dow) (the Merger Transaction) and the proposed separation of the combined company’s (DowDuPont) agriculture business, specialty products business and material science business through a series of tax-efficient transactions (the Intended Business Separations), and the FMC Transactions, as defined below, in which, among other things, FMC will acquire the Divested Ag Business, as defined below and DuPont will acquire the Acquired H&N Business, as defined below, and the anticipated benefits thereof. These and other forward-looking statements, including the failure to consummate the Merger Transaction or FMC Transactions or to make or take any filing or other action required to consummate such transactions in a timely manner or at all, are not guarantees of future results and are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the company's control. While the lists of factors presented here and in the Registration Statement are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements are:

•
Risks related to the DowDuPont Merger, the Intended Business Separations and the FMC Transactions including, but not limited to, (i) the completion of the Merger Transaction and the FMC Transactions on anticipated terms and timing, including obtaining regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations or the Acquired H&N Business and other conditions to the completion of the Merger Transaction and the FMC Transactions, (ii) the possibility that the Merger Transaction and the FMC Transactions may not close, including because the various approvals, authorizations and declarations of non-objections from certain regulatory and governmental authorities with respect to either the Merger Transaction or the FMC Transactions may not be obtained, on a timely basis or otherwise, including that these regulatory or governmental authorities may not approve of FMC as an acceptable purchaser of the Divested Ag Business in connection with the FMC Transactions or may impose conditions on the granting of the various approvals, authorizations and declarations of non-objections, including requiring the respective Dow, DuPont and FMC businesses, including the Acquired H&N Business (in the case of DuPont) and the Divested Ag Business (in the case of FMC), to divest certain assets if necessary to obtain certain regulatory approvals or otherwise limiting the ability of the combined company to integrate parts of the Dow and DuPont businesses and/or the DuPont and Health and Nutrition businesses, (iii) the ability of DuPont to integrate the Acquired H&N Business successfully and to achieve anticipated synergies, (iv) potential litigation or regulatory actions relating to the Merger Transaction or the FMC Transactions that could be instituted against DuPont or its directors, (v) the risk that disruptions from the Merger Transaction or the FMC Transactions will harm DuPont’s business, including current plans and operations, (vi) the ability of DuPont to retain and hire key personnel, (vii) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger Transaction or the FMC Transactions, (viii) uncertainty as to the long-term value of DowDuPont common stock, (ix) continued availability of capital and financing and rating agency actions, (x) legislative, regulatory and economic developments, (xi) potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger Transaction or the FMC Transactions that could affect DuPont’s financial performance, (xii) certain restrictions during the pendency of the Merger Transaction or the FMC Transactions that may impact DuPont’s ability to pursue certain business opportunities or strategic transactions and (xiii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks, as well as other risks associated with the Merger Transaction or the FMC Transactions, are more fully discussed in (1) DuPont’s most recently filed Form 10-K, 10-Q and 8-K reports, (2) DuPont’s subsequently filed Form 10-K and 10-Q reports and (3) the joint proxy statement/prospectus included in the Registration Statement filed with the SEC in connection with the Merger Transaction;

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

For further discussion of some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A of the company's 2016 Annual Report.

Recent Developments
DuPont Dow Merger of Equals
On December 11, 2015, DuPont and Dow announced entry into an Agreement and Plan of Merger, as amended on March 31, 2017 (the Merger Agreement), under which the companies will combine in an all-stock merger of equals (the Merger Transaction) subject to satisfaction of customary closing conditions, including receipt of regulatory approval. The combined company will be named DowDuPont Inc. (DowDuPont). Following the consummation of the Merger Transaction, DuPont and Dow intend to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions (collectively, the Intended Business Separations).

On March 27, 2017, DuPont and Dow announced that the European Commission (EC) granted conditional regulatory clearance in Europe for the Merger Transaction conditional on DuPont and Dow fulfilling certain commitments. DuPont is required to sell certain assets related to its Crop Protection business and research and development (R&D) organization, specifically the company’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® and Indoxacarb, as well as the Crop Protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs. The company will continue to develop and bring to market its late-stage Crop Protection R&D programs and retain the personnel needed to support the Crop Protection marketed products and R&D programs not required to be divested per the EC’s conditional approval.

On March 31, 2017, DuPont entered into a definitive agreement (the FMC Transaction Agreement) with FMC Corporation (FMC). Under the FMC Transaction Agreement, FMC will acquire the Crop Protection business and R&D assets that DuPont is required to divest in order to obtain EC approval of the Merger Transaction as described above, (the Divested Ag Business), and DuPont has agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products, (the Acquired H&N Business) (collectively, the FMC Transactions). Additionally, FMC will pay DuPont $1.2 billion in cash, subject to certain adjustments as set forth in the FMC Transaction Agreement, which reflects the difference in value between the Divested Ag Business and the Acquired H&N Business. DuPont will retain accounts receivable and accounts payable associated with the Divested Ag Business, with an expected net value of $425 million at closing. The assets associated with the Divested Ag Business generated revenues in 2016 of about $1.4 billion. The FMC Health and Nutrition business being acquired, which includes texturants as food ingredients and pharmaceutical excipients, generated approximately $700 million in revenues in 2016.

The divestiture will satisfy DuPont’s commitments to the EC in connection with its conditional regulatory clearance of the merger with Dow. The FMC Transaction is expected to close in the fourth quarter of 2017, subject to the closing of the Merger Transaction, in addition to customary closing conditions, including regulatory approval of the FMC Transactions.

To accommodate the transaction with FMC, DuPont and Dow have amended the Merger Agreement to extend the “Outside Date” to August 31, 2017, and the companies anticipate closing of the merger to occur no sooner than August 1, 2017, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals. The companies still expect the Intended Business Separations to occur within 18 months after closing the Merger Transaction. In addition, Dow and DuPont now expect the first step in the Intended Business Separations process will be the spin-off of the post-merger material science business. About $3 billion in aggregate cost synergies are currently expected to be realized on a run-rate basis by the combined businesses within 24 months after consummation of the Merger Transaction, with approximately $1.6 billion from the material science business; approximately $1 billion from the agriculture business; and approximately $0.4 billion from the specialty products business.

In connection with obtaining regulatory clearance for the Merger Transaction, on February 2, 2017, Dow announced that it will divest its global Ethylene Acrylic Acid (EAA) copolymers and ionomers business to SK Global Chemical Co., LTD. Consummation of the divestiture is conditioned on closing the Merger Transaction and regulatory clearance for the divestiture as other customary closing conditions.

See Note 2 to the interim Consolidated Financial Statements for additional information.

Settlement of PFOA MDL
As previously reported, approximately 3,550 lawsuits have been filed in various federal and state courts in Ohio and West Virginia alleging personal injury from exposure to perfluorooctanoic acid and its salts, including the ammonium salt (PFOA), in drinking water as a result of the historical manufacture or use of PFOA at the Washington Works plant outside Parkersburg, West Virginia.  That plant is now owned and/or operated by The Chemours Company (Chemours).  These personal injury lawsuits were consolidated in multi-district litigation in the United States District Court for the Southern District of Ohio (the MDL). In February 2017, DuPont and plaintiffs’ counsel agreed to a settlement in principle of the MDL; the parties executed the definitive settlement agreements in March 2017. The total settlement amount is $670.7 million in cash, half of which will be paid by Chemours and half paid by DuPont. In exchange for that payment, DuPont and Chemours will receive a complete release of all claims by the settling plaintiffs.  The settlement was entered into solely by way of compromise and is not in any way an admission of liability or fault by DuPont or Chemours.

As a result at March 31, 2017, the company increased the accrual related to the MDL to $670.7 million and the indemnification asset for indemnification by Chemours to $335 million. The company recorded a charge of $335 million ($224 million net of tax) to loss from discontinued operations in the company's interim Consolidated Income Statement for the three months ended March 31, 2017 for the remainder of the settlement not subject to indemnification by Chemours. See Note 11 to the interim Consolidated Financial Statements for additional information.

2017 Restructuring Program
In the first quarter 2017, DuPont committed to take actions to improve plant productivity and better positions its businesses for productivity and growth before and after the anticipated closing of the Merger Transaction. In connection with these actions, the company expects to incur pre-tax charges of $326 million, comprised of $293 million of asset-related charges and $33 million in severance and related benefit costs (the 2017 restructuring program). The charges primarily relate to the closure of the Protection Solutions segment's Cooper River manufacturing site located near Charleston, South Carolina. The actions associated with this program are expected to be substantially complete by the end of 2017. The company anticipates including savings associated with these actions against the targeted $3 billion of cost synergies associated with the Merger Transaction.

Of the $326 million of pre-tax charges discussed above, $152 million was recognized during the three months ended March 31, 2017 in employee separation / asset related charges, net, in the company's interim Consolidated Income Statement, consisting of $33 million of severance and related benefit costs and $119 million of asset-related charges. The asset-related charges mainly consist of accelerated depreciation associated with the closure of the Cooper River manufacturing site.  The remainder of the charges relate to accelerated depreciation, the majority of which will be recognized in the second quarter.

Sale of Food Safety Diagnostic Business
In December 2016, the company announced an agreement to sell its global food safety diagnostic business, a part of the Nutrition & Health segment, to Hygiena LLC.  The transaction closed in February 2017 and resulted in a pre-tax gain of $162 million ($86 million net of tax).  The gain was recorded in other income, net in the company's interim Consolidated Income Statements for the three months ended March 31, 2017.

Results of Operations
Overview
The following is a summary of the results of continuing operations for the three months ended March 31, 2017:

•
Net sales were $7.7 billion, 5 percent above the same period last year, reflecting a 4 percent volume increase and 1 percent higher local prices. Sales grew in most segments, led by Agriculture, Performance Materials, and Electronics & Communications.

•	Segment operating earnings increased in all reportable segments driven by higher volumes. Segment operating margins expanded in most reportable segments.

•
First quarter results include pre-tax charges of $322 million, comprised of $170 million of costs in connection with the planned merger with Dow and the Intended Business Separations, including costs relating to integration and separation, and $152 million of restructuring charges, partially offset by a $162 million gain from the sale of the global food safety diagnostics business. First quarter results in prior year included a pre-tax gain of $369 million for the sale of the DuPont (Shenzhen) Manufacturing Limited entity.

•	Income from continuing operations after taxes was $1.3 billion versus $1.2 billion for the same period in the prior year.

Net Sales
Net sales for the three months ended March 31, 2017 were $7.7 billion, up 5 percent versus $7.4 billion in the prior year reflecting 4 percent higher volume, and a 1 percent increase in local prices. Worldwide sales volume increased 4 percent, largely driven by a 16 percent volume increase in Asia Pacific where Performance Materials and Electronics & Communications had significant growth. Volume increased 8 percent in EMEA, driven by increased seed sales in Eastern Europe, and higher sales in the Performance Materials and Protection Solutions segments. The increase in local price principally reflects higher seed prices, primarily in Latin America, partly offset by a decline in the Protection Solutions segment. Net sales in developing markets, which include China, India, and countries in Southeast Asia, Latin America, Eastern and Central Europe, Middle East, and Africa, were $2.4 billion, up 15 percent, driven by higher volume. Volume largely reflects strong growth in Electronics & Communications and Performance Materials in developing Asia Pacific, and Agriculture in developing EMEA. Sales in developing markets represent 31 percent of total sales versus 29 percent last year.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended March 31, 2017		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2016	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$7.7	5	1	—	4	—
U.S. & Canada	3.6	—	1	—	(1)	—
Europe, Middle East & Africa (EMEA)	2.1	5	1	(3)	8	(1)
Asia Pacific	1.4	13	(1)	(1)	16	(1)
Latin America	0.6	14	7	11	(3)	(1)

Cost of Goods Sold (COGS)
COGS for the first quarter 2017 increased 3 percent to $4.4 billion from $4.2 billion in the prior year. The increase principally reflects 4 percent higher sales volume. COGS as a percentage of sales decreased to 56 percent from 57 percent in the prior year, reflecting higher selling prices, lower unit costs and favorable mix.

Other Operating Charges
Other operating charges were $204 million for the first quarter of 2017 versus $185 million in the prior year, principally reflecting the absence of a $23 million prior-year benefit from a reduction in the estimated liability related to Imprelis® herbicide claims.

Selling, General and Administrative Expenses (SG&A)
SG&A expenses were $1.3 billion for the first quarter of 2017 versus $1.1 billion in the prior year, with the increase primarily driven by costs in connection with the planned merger with Dow and related activities and increases in commission expense, partially offset by cost savings. During the three months ended March 31, 2017 and 2016, the company incurred $170 million and $24 million, respectively, of transaction costs associated with the planned merger with Dow. SG&A was approximately 16 percent and 15 percent of net sales for the three months ended March 31, 2017 and 2016, respectively.

Research and Development Expense (R&D)
R&D expense was relatively flat at $416 million and $418 million in the first quarter 2017 and 2016, respectively. R&D was approximately 5 percent and 6 percent of net sales for the three months ended March 31, 2017 and 2016, respectively.

Other Income, Net
Other income, net totaled $306 million for the first quarter of 2017 compared to $372 million in the prior year, a decrease of $66 million, primarily due to the change in net gains on sales of businesses and other assets period over period, partially offset with a decrease in pre-tax exchange losses and the reversal of accrued interest related to unrecognized tax benefits. The first quarter 2017 included pre-tax gain of $162 million associated with the sale of the global food safety diagnostics business. The first quarter 2016 included a pre-tax gain of $369 million associated with the sale of DuPont (Shenzhen) Manufacturing Limited entity.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense totaled $84 million in the first quarter 2017 as compared to $92 million in the prior year, The $8 million decrease was primarily due to lower interest on long-term debt, partially offset by interest on commercial paper.

Employee Separation / Asset Related Charges, Net
Employee separation / asset related charges, net totaled $152 million versus $77 million in the prior year. The charges recorded in the first quarter 2017 related to the 2017 restructuring program. The charges in the first quarter 2016 included a $75 million charge related to the decision not to re-start the insecticide manufacturing facility at the La Porte site located in La Porte, Texas, as well as a $2 million net restructuring charge associated with the 2016 global cost savings and restructuring plan.

See Note 4 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The company's effective tax rate for the first quarter 2017 was 14.3 percent as compared to 24.8 percent in 2016. The lower effective tax rate primarily relates to the absence of the unfavorable tax consequences of a gain on the sale of an entity in the first quarter 2016, tax benefits related to a reduction in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations, as well as increased tax benefits on costs associated with the planned merger with Dow and employee separation / asset related charges. Net favorable tax consequences of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, as well as changes in accruals for certain prior year tax positions, also contributed to the lower effective tax rate. Those tax benefits were partially offset by the unfavorable tax consequences of non-deductible goodwill associated with the gain on the sale of the company’s global food safety diagnostics business in the first quarter 2017.

See Note 6 to the interim Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Summarized below are comments on individual segment net sales and operating earnings for the three month period ended March 31, 2017 compared with the same period in 2016. Segment operating earnings is defined as income (loss) from continuing operations before income taxes excluding significant pre-tax benefits (charges), non-operating pension and other post employment employee benefit costs, exchange gains (losses), corporate expenses and interest. Non-operating pension and other post employment benefit costs includes all of the components of net periodic benefit costs from continuing operations with the exception of the service cost component. See Note 15 to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating earnings. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating earnings to income from continuing operations before income taxes for the three month periods ended March 31, 2017 and 2016 is included in Note 15 to the interim Consolidated Financial Statements.

The following table summarizes first quarter 2017 segment net sales and related variances versus prior year:

	Three Months Ended
	March 31, 2017		Percentage Change Due to:
	Segment Net Sales ($ Billions)	Percent Change vs. 2016	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$3.9	4	2	1	2	(1)
Electronics & Communications	0.5	13	—	(1)	15	(1)
Industrial Biosciences	0.4	5	2	(1)	4	—
Nutrition & Health	0.8	(1)	—	(1)	—	—
Performance Materials	1.4	10	—	(1)	11	—
Protection Solutions	0.7	2	(2)	(1)	5	—

Agriculture - First quarter 2017 segment net sales of $3,928 million increased $142 million, or 4 percent, on price and volume growth. A benefit from currency was offset by portfolio changes. Local pricing growth was realized by double-digit increases in Brazil, driven by the continued expansion of Pioneer® brand hybrids with Leptra® insect protection, the launch of Pioneer® brand soybeans with Roundup Ready 2 Xtend®1 technology, and increased sunflower seed sales in Europe. Volume growth was driven by the shift in timing of seed deliveries, which benefited first quarter sales by approximately $140 million, insecticide growth and increased sunflower seed sales. These increases were partially offset by lower North America corn seed volumes impacted by an expected decrease in corn acreage. Operating earnings of $1,236 million increased $135 million, or 12 percent, on price and volume growth.

Electronics & Communications - First quarter 2017 segment net sales of $510 million increased $58 million, or 13 percent, as increased volume growth was partially offset by the negative impact from currency and portfolio changes. Volume growth was driven by increased demand in consumer electronics and semiconductor markets, as well as stronger photovoltaic material sales. Operating earnings of $89 million increased $30 million, or 51 percent, on volume growth and the absence of a $16 million prior year litigation expense. Operating earnings included a gain on the sale of a business offset by costs associated with a legal matter.

Industrial Biosciences - First quarter 2017 segment net sales of $368 million increased $16 million, or 5 percent, due to growth in volume and price, partially offset by the negative impact of currency. Volume growth reflected increased demand for biomaterials in carpeting and apparel, and bioactives in the grain processing market, partially offset by declines in clean technologies. Operating earnings of $75 million increased $12 million, or 19 percent, on volume growth, improved joint venture performance and cost savings, partially offset by declines in clean technologies.

Nutrition & Health - First quarter 2017 segment net sales of $789 million decreased $12 million, or 1 percent, primarily due to the negative impact of currency. Volume and price growth in probiotics and emulsifiers was offset by declines in protein solutions and systems and texturants. Operating earnings of $121 million increased $17 million, or 16 percent, on plant productivity and mix enrichment.

1 Registered trademark of Monsanto Technology LLC used under license.

Performance Materials - First quarter 2017 segment net sales of $1,368 million increased $119 million, or 10 percent, as volume growth was partially offset by the negative impact of currency. Volume growth was driven by increased demand for polymers in automotive markets, particularly in China and Europe, coupled with specialty copolymers growth in packaging and timing benefits from the second quarter 2017. Overall volume growth was constrained by lower ethylene sales as the business prepares for a planned turnaround of the ethylene cracker in the second quarter. Operating earnings of $355 million increased $82 million, or 30 percent, driven by higher volumes and cost savings.

Protection Solutions - First quarter 2017 segment net sales of $747 million increased $18 million, or 2 percent, as increased volume was partially offset by lower local price and the negative impact of currency. Volume growth reflected improved demand for Nomex® thermal-resistant fiber in oil and gas and mass transit markets, partially offset by declines in Kevlar® high-strength material, Tyvek® protective material, and surfaces. Operating earnings of $177 million increased $1 million, or 1 percent, as volume growth and cost savings offset higher raw material costs, unfavorable mix and lower plant productivity.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2016 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the three months ended March 31, 2017.

(Dollars in millions)	March 31, 2017	December 31, 2016
Cash, cash equivalents and marketable securities	$5,917	$5,967
Total debt	10,378	8,536

The company's cash, cash equivalents and marketable securities at March 31, 2017 and December 31, 2016 are $5.9 billion and $6.0 billion, respectively.

Total debt as of March 31, 2017 was $10.4 billion, a $1.9 billion increase from $8.5 billion as of December 31, 2016, due primarily to increased borrowings from commercial paper and the Repurchase Facility used to fund seasonal working capital requirements.

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended from time to time, the Term Loan Facility). In the first quarter of 2017, the Term Loan Facility was amended to extend the date on which the commitment to lend terminates. As a result, DuPont may make up to seven term loan borrowings through July 27, 2018; amounts repaid or prepaid are not available for subsequent borrowings. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. As of March 31, 2017, the company had borrowed $500 million and had unused commitments of $4.0 billion under the Term Loan Facility. DuPont may elect to borrow under the Term Loan Facility to meet its short-term liquidity needs.

The Term Loan Facility and the amended revolving credit facility contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to DuPont’s long-term public debt. The Term Loan Facility and the amended revolving credit facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667. At March 31, 2017, the company was in compliance with this financial covenant.

In January 2017, in line with seasonal agricultural working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1.3 billion (the Repurchase Facility) that expires on November 30, 2017. Under the Repurchase Facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Note 10 to the interim Consolidated Financial Statements.

The company has access to approximately $8.9 billion in unused credit lines, an increase of $1.0 billion from $7.9 billion as of December 31, 2016. The increase was primarily due to the Repurchase Facility discussed above. These unused credit lines provide support to meet the company's short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance plans in the event of a change in control, repayment and refinancing of debt, working capital, capital expenditures and repurchases and redemptions of securities.

In 2017, the company anticipated making contributions of about $230 million to the principal U.S. pension plan.  The company is evaluating potential, additional discretionary contributions to this plan that could result in a significant reduction to the underfunded benefit obligation, a portion of which is expected to be funded through proceeds from a debt offering.  Any additional contribution above the $230 million depends on various factors including market conditions, access to capital markets and tax deductible limits.

Summary of Cash Flows
Cash used for operating activities was $1.6 billion for the three months ended March 31, 2017 compared to $1.8 billion during the same period in 2016. The $0.2 billion decrease in cash used for operating activities was primarily due to the absence of the prior year prepayment to Chemours of $190 million and lower tax payments, partially offset by transaction costs associated with the merger and the Intended Business Separations, including costs relating to integration and separation planning.

Cash used for investing activities was $1.3 billion for the three months ended March 31, 2017 compared to $27 million provided by investing activities during the same period in 2016. The increase in cash used for investing activities was primarily due to increased net purchases of marketable securities, partially offset by proceeds from sales of businesses and other assets.

Cash provided by financing activities was $1.6 billion for the three months ended March 31, 2017, compared to $0.6 billion during the same period last year. The $1.0 billion increase to cash provided by financing activities was primarily due to increased short-term borrowings in commercial paper for seasonal working capital requirements.

In January 2017, the Board of Directors declared a first quarter common stock dividend of $0.38 per share. The first quarter dividend payments to shareholders during the three months ended March 31, 2017 totaled $0.3 billion.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company's 2016 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off- Balance Sheet Arrangements, and Note 11 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2016 can be found in the company's 2016 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 13 to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the company's 2016 Annual Report for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2017, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

Litigation
PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 11 to the Consolidated Financial Statements under the heading PFOA.

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

La Porte Plant, La Porte, Texas - OSHA Release Incident Citations
In May 2015, the Occupational Safety & Health Administration (OSHA) cited the company in connection with the November 2014 release for 14 violations (twelve serious, one repeat and one other-than-serious) with an aggregate associated penalty of $99,000. The company has contested the citations and the matter is before the U.S. Occupational Safety and Health Review Commission (the OSHRC). The hearing before an administrative law judge appointed by OSHRC has been postponed to the second quarter 2017.

La Porte Plant, La Porte, Texas - OSHA Process Safety Management (PSM) Audit
In 2015, OSHA conducted a PSM audit of the Crop Protection and Fluoroproducts units at the La Porte Plant. In July 2015, OSHA cited the company for three willful, one repeat and five serious PSM violations and placed the company in its Severe Violator Enforcement Program. OSHA has proposed a penalty of $273,000. The company has contested the citations and the matter is before the OSHRC. A hearing before an administrative law judge appointed by OSHRC has been postponed to the second quarter 2017.

Item 1A. RISK FACTORS

The following risk factor presented in the company's risk factors discussed in Part I, Item 1A, Risk Factors, in the company's 2016 Annual Report is updated solely to reflect Amendment No. 1 to the Merger Agreement which, among other things, extends the Merger Agreement to August 31, 2017.

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

These conditions to the closing may not be fulfilled and, accordingly, the Mergers may not be completed. In addition, if the Mergers are not completed by August 31, 2017, either DuPont or Dow may choose not to proceed with the Mergers, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Mergers. In addition, DuPont or Dow may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated, Dow and DuPont may incur substantial fees in connection with termination of the Merger Agreement and will not recognize the anticipated benefits of the Mergers.

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	April 25, 2017

By:	/s/ Nicholas C. Fanandakis

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

10.16*	Form of 2016 Award Terms under the Company’s Equity and Incentive Plan.

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

10.23*	Form of 2017 Award Terms under the Company's Equity and Incentive Plan.

10.24**
Amendment No. 1, dated March 31, 2017, to the Agreement and Plan of Merger, dated as of December 11, 2015 by and among the Company, The Dow Chemical Company, Diamond Merger Sub, Inc., Orion Merger Sub, Inc. and Diamond-Orion HoldCo, Inc. (n/k/a DowDuPont Inc.) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K (Commission file number 1-815) dated March 31, 2017.

10.25**	Transaction Agreement, dated as of March 31, 2017, by and between the Company and FMC Corporation.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

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