Form 10-Q
period 2017-06-30
DUPONT E I DE NEMOURS & CO
filed 2017-07-25
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The Registrant had 867,806,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at July 17, 2017.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$7,424	$7,061	$15,167	$14,466
Cost of goods sold	4,192	3,990	8,563	8,232
Other operating charges	176	143	380	328
Selling, general and administrative expenses	1,348	1,211	2,608	2,339
Research and development expense	441	432	857	850
Other (loss) income, net	(21)	51	285	423
Interest expense	99	93	183	185
Employee separation / asset related charges, net	160	(90)	312	(13)
Income from continuing operations before income taxes	987	1,333	2,549	2,968
Provision for income taxes on continuing operations	128	306	352	712
Income from continuing operations after income taxes	859	1,027	2,197	2,256
Income (loss) from discontinued operations after income taxes	10	(3)	(207)	—
Net income	869	1,024	1,990	2,256
Less: Net income attributable to noncontrolling interests	7	4	15	10
Net income attributable to DuPont	$862	$1,020	$1,975	$2,246
Basic earnings (loss) per share of common stock:
Basic earnings per share of common stock from continuing operations	$0.98	$1.17	$2.51	$2.56
Basic earnings (loss) per share of common stock from discontinued operations	0.01	—	(0.24)	—
Basic earnings per share of common stock	$0.99	$1.16	$2.27	$2.56
Diluted earnings (loss) per share of common stock:
Diluted earnings per share of common stock from continuing operations	$0.97	$1.16	$2.50	$2.55
Diluted earnings (loss) per share of common stock from discontinued operations	0.01	—	(0.24)	—
Diluted earnings per share of common stock	$0.99	$1.16	$2.26	$2.55
Dividends per share of common stock	$0.38	$0.38	$0.76	$0.76

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$869	$1,024	$1,990	$2,256
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	275	(97)	653	73
Adjustments to pension benefit plans	88	(636)	197	(1,255)
Adjustments to other benefit plans	3	(104)	7	(219)
Net change in unrealized losses on securities	—	14	—	6
Net gains (losses) on cash flow hedging derivative instruments	(8)	17	(11)	34
Total other comprehensive income (loss)	358	(806)	846	(1,361)
Comprehensive income	1,227	218	2,836	895
Comprehensive income attributable to noncontrolling interests, net of tax	7	4	15	10
Comprehensive income attributable to DuPont	$1,220	$214	$2,821	$885

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$3,254	$4,605
Marketable securities	2,974	1,362
Accounts and notes receivable, net	8,562	4,971
Inventories	4,856	5,673
Prepaid expenses	476	506
Total current assets	20,122	17,117
Property, plant and equipment, net of accumulated depreciation (June 30, 2017 - $15,294; December 31, 2016 - $14,736)	8,959	9,231
Goodwill	4,232	4,180
Other intangible assets	3,623	3,664
Investment in affiliates	698	649
Deferred income taxes	2,841	3,308
Other assets	2,731	1,815
Total	$43,206	$39,964
Liabilities and Equity
Current liabilities
Accounts payable	$2,756	$3,705
Short-term borrowings and capital lease obligations	3,473	429
Income taxes	153	101
Other accrued liabilities	4,060	4,662
Total current liabilities	10,442	8,897
Long-term borrowings and capital lease obligations	10,086	8,107
Other liabilities	9,718	12,333
Deferred income taxes	366	431
Total liabilities	30,612	29,768
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at June 30, 2017 - 954,703,000; December 31, 2016 - 950,044,000	286	285
Additional paid-in capital	11,424	11,190
Reinvested earnings	16,233	14,924
Accumulated other comprehensive loss	(9,065)	(9,911)
Common stock held in treasury, at cost (87,041,000 shares at June 30, 2017 and December 31, 2016)	(6,727)	(6,727)
Total DuPont stockholders’ equity	12,388	9,998
Noncontrolling interests	206	198
Total equity	12,594	10,196
Total	$43,206	$39,964

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net income	$1,990	$2,256
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	462	473
Amortization of intangible assets	108	226
Net periodic pension benefit cost	219	320
Contributions to pension plans	(2,994)	(237)
Gain on sale of businesses and other assets	(202)	(385)
Asset related charges	279	78
Other operating activities - net	279	300
Change in operating assets and liabilities - net	(4,196)	(4,491)
Cash used for operating activities	(4,055)	(1,460)
Investing activities
Purchases of property, plant and equipment	(524)	(507)
Investments in affiliates	(22)	(2)
Proceeds from sale of businesses and other assets - net	296	212
Purchases of short-term financial instruments	(4,243)	(509)
Proceeds from maturities and sales of short-term financial instruments	2,633	683
Foreign currency exchange contract settlements	(29)	(280)
Other investing activities - net	(43)	(15)
Cash used for investing activities	(1,932)	(418)
Financing activities
Dividends paid to stockholders	(664)	(669)
Net increase in short-term (less than 90 days) borrowings	3,011	1,670
Long-term and other borrowings:
Receipts	2,234	717
Payments	(204)	(755)
Proceeds from exercise of stock options	203	70
Other financing activities - net	(49)	(39)
Cash provided by financing activities	4,531	994
Effect of exchange rate changes on cash	105	(5)
Decrease in cash and cash equivalents	$(1,351)	$(889)
Cash and cash equivalents at beginning of period	4,605	5,300
Cash and cash equivalents at end of period	$3,254	$4,411

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

Basis of Presentation
On July 1, 2015, the company completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (Chemours). In accordance with GAAP, the results of operations of the Performance Chemicals segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding.

Certain reclassifications of prior year's data have been made to conform to current year's presentation. As noted below under “Recent Accounting Pronouncements,” effective January 1, 2017, the company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. In conjunction with the adoption of this ASU, the company retrospectively reclassified cash flows related to income tax impacts associated with employee share-based payments in the interim Condensed Consolidated Statements of Cash Flows, as described below.

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
The primary impact of adoption was the recognition of excess tax benefits in the company's provision for income taxes rather than additional paid-in capital, which is applied prospectively in accordance with the guidance. Adoption of the new standard resulted in the recognition of $5 and $25 of excess tax benefits in the company's provision for income taxes rather than additional paid-in capital for the three and six months ended June 30, 2017, respectively.
The company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in a decrease to both net cash used for operating activities and net cash provided by financing activities of $18 for the six months ended June 30, 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares resulted in a decrease to both net cash used for operating activities and net cash provided by financing activities of $25 for the six months ended June 30, 2016.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under the new guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented. The company is currently evaluating the impact of adopting this guidance on the Consolidated Financial Statements and related disclosures. The company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. A complete discussion of these leases is included in the company's 2016 Annual Report in Note 15, "Commitments and Contingent Liabilities."

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further updated in March, April, May and December 2016. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also will result in additional disclosure requirements to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The company continues to evaluate the impact of the new standard on the Consolidated Financial Statements and related disclosures.  Based on the analysis conducted to date, the company does not believe the impact upon adoption will be material to its Consolidated Financial Statements.  The company plans to adopt the standard in the first quarter of 2018 under the modified retrospective transition method.

Note 2. Planned Merger with Dow Chemical
On December 11, 2015, DuPont and The Dow Chemical Company (Dow) announced entry into an Agreement and Plan of Merger, as amended on March 31, 2017, (the Merger Agreement), under which the companies will combine in an all-stock merger of equals (the Merger Transaction) subject to satisfaction of customary closing conditions, including receipt of regulatory approval. The combined company will be named DowDuPont Inc. (DowDuPont). The Merger Transaction will be accomplished through the merger of separate DowDuPont subsidiaries with and into each of Dow and DuPont with Dow and DuPont surviving as subsidiaries of DowDuPont (the Mergers). Following the consummation of the Merger Transaction, DuPont and Dow intend to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions (collectively, the Intended Business Separations).

On March 27, 2017, DuPont and Dow announced that the European Commission (EC) granted conditional regulatory clearance in Europe for the Merger Transaction conditional on DuPont and Dow fulfilling certain commitments. Dow is required to divest its global Ethylene Acrylic Acid copolymers and ionomers business and has entered a definitive agreement with SK Global Chemical Co., LTD, (the EAA Transaction) subject to the closing of the Merger Transaction in addition to customary closing conditions, including regulatory approval.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The divestiture will satisfy DuPont’s commitments to the EC in connection with its conditional regulatory clearance of the merger with Dow. The FMC Transaction is expected to close in the fourth quarter of 2017, subject to the closing of the Merger Transaction, in addition to customary closing conditions, including regulatory approval of the FMC Transactions. Under the FMC Transaction Agreement, DuPont is not required to take certain specified actions to obtain regulatory approval with respect to the acquisition of the Acquired H&N Business (Divestiture Actions) that would reasonably be likely to result in the one-year loss of revenues to DuPont, Dow, DowDuPont Inc., their respective subsidiaries or the Acquired H&N Business in excess of $350 in the aggregate (based on fiscal year 2016 annual revenues).

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

In the second quarter 2017, Dow and DuPont obtained conditional approval for the Merger Transaction from the antitrust regulatory authorities in the United States, Brazil, Canada and China, among others. The conditional approval was granted based on the companies fulfilling their commitments to the EC and, in the case of Brazil and China, certain local remedies. The local remedies in Brazil include the divestiture of a select portion of Dow’s corn seed business in Brazil for which Dow has entered a definitive agreement with CITIC Henan Agriculture Industrial Investment Fund, subject to the closing of the Merger Transaction in addition to customary closing conditions, including regulatory approval, (the Brazil Seeds Transaction). In China, DuPont and Dow have made commitments related to the supply and distribution in China of certain herbicide and insecticide ingredients and formulations for rice crops for five years after the closing of the Merger Transaction.

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

Dow and DuPont continue to work constructively with regulators to address questions and obtain regulatory approval, primarily related to the FMC Transactions, the EAA Transaction and the Brazil Seeds Transaction, and to prepare for closing as soon as possible after closing conditions have been met. Subject to satisfaction of these customary closing conditions, including the receipt of regulatory approvals, closing is anticipated to occur no earlier than August 1, 2017.

During the three and six months ended June 30, 2017, and the three and six months ended June 30, 2016, the company incurred $216 and $386, and $76 and $100, respectively, of costs in connection with the planned merger with Dow and the Intended Business Separations, including costs relating to integration and separation planning. These costs were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements and primarily include financial advisory, information technology, legal, accounting, consulting and other advisory fees and expenses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 3. Divestitures and Other Transactions
Food Safety Diagnostic Sale
In February 2017, the company completed the sale of its global food safety diagnostic business, a part of the Nutrition & Health segment, to Hygiena LLC.  The sale resulted in a pre-tax gain of $162 ($86 net of tax). The gain was recorded in other (loss) income, net in the company's interim Consolidated Income Statement for the six months ended June 30, 2017.

DuPont (Shenzhen) Manufacturing Limited
In March 2016, the company recognized the sale of its 100 percent ownership interest in DuPont (Shenzhen) Manufacturing Limited to the Feixiang Group. The sale of the entity, which held certain buildings and other assets, resulted in a pre-tax gain of $369 ($214 net of tax). The gain was recorded in other (loss) income, net in the company's interim Consolidated Income Statement for the six months ended June 30, 2016 and was reflected as a Corporate item.
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

Pursuant to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At June 30, 2017, the indemnified assets are $412 within accounts and notes receivable, net and $343 within other assets on the Condensed Consolidated Balance Sheet. See Note 11 for further discussion of certain litigation and environmental matters indemnified by Chemours.

Income (loss) from discontinued operations after taxes in the company's interim Consolidated Income Statements during the three and six months ended June 30, 2017 reflects a tax benefit of $10 associated with an adjustment to the tax benefit recognized in the first quarter of 2017 related to the charge for the perfluorooctanoic acid (PFOA) multi-district litigation settlement. Income (loss) from discontinued operations after taxes for the six months ended June 30, 2017 includes a charge of $335 ($214 net of tax) in connection with the PFOA multi-district litigation settlement. See Note 11 for further discussion. Income (loss) from discontinued operations after taxes during the three and six months ended June 30, 2016, includes $13 and $20, respectively, of costs in connection with the separation transaction primarily related to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 4. Employee Separation / Asset Related Charges, Net
2017 Restructuring Program
During the first quarter 2017, DuPont committed to take actions to improve plant productivity and better position its businesses for productivity and growth before and after the anticipated closing of the Merger Transaction (the 2017 restructuring program). In connection with these actions, the company incurred pre-tax charges of $160 and $312, during the three and six months ended June 30, 2017, respectively, recognized in employee separation / asset related charges, net in the company's interim Consolidated Income Statements. The charge for the three months ended June 30, 2017 is comprised of $160 of asset related charges. The charge for the six months ended June 30, 2017 is comprised of $279 of asset-related charges and $33 in severance and related benefit costs. The charges primarily relate to the second quarter closure of the Protection Solutions segment's Cooper River manufacturing site located near Charleston, South Carolina. The asset-related charges mainly consist of accelerated depreciation associated with the closure. The actions associated with this plan are expected to be substantially complete by the end of 2017.
The 2017 restructuring program charge related to the segments, as well as corporate expenses, was as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Electronics & Communications	$1	$6
Industrial Biosciences	—	6
Nutrition & Health	—	2
Performance Materials	2	13
Protection Solutions	157	281
Corporate expenses	—	4
	$160	$312

Account balances and activity for the 2017 restructuring program are summarized below:

	Severance and Related Benefit Costs	Asset Related Charges[1]	Total
Charges to income from continuing operations for the six months ended June 30, 2017	$33	$279	$312
Payments	(5)	—	(5)
Asset write-offs	—	(279)	(279)
Balance as of June 30, 2017	$28	$—	$28

1.
Includes accelerated depreciation related to site closure. Charge for accelerated depreciation represents the difference between the depreciation expense to be recognized over the revised useful life of the site, based upon the anticipated date the site will be closed and depreciation expense as determined utilizing the useful life prior to the restructuring action.

La Porte Plant, La Porte, Texas
In March 2016, DuPont announced its decision to not re-start the Agriculture segment’s insecticide manufacturing facility at the La Porte site located in La Porte, Texas.  The facility manufactured Lannate® and Vydate® insecticides and has been shut down since November 2014.  As a result of this decision, during the six months ended June 30, 2016, a pre-tax charge of $75 was recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statement which included $41 of asset related charges, $18 of contract termination costs, and $16 of employee severance and related benefit costs.

2016 Global Cost Savings and Restructuring Plan
At June 30, 2017, total liabilities related to the program were $44. The restructuring actions associated with the charge were substantially completed in 2016. A complete discussion of restructuring initiatives is included in the company's 2016 Annual Report in Note 4, "Employee Separation / Asset Related Charges, Net."

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Account balances and activity for the restructuring plan, which reflect timing of payments, are summarized below:

	Severance and Related Benefit Costs	Other Non-Personnel Charges[1]	Total
Balance at December 31, 2016	$100	$22	$122
Payments	(69)	(11)	(80)
Net translation adjustment	2	—	2
Balance as of June 30, 2017	$33	$11	$44

1.	Other non-personnel charges consist of contractual obligation costs.

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

The net (benefit) charge related to the segments for the three and six months ended June 30, 2016 as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Agriculture	$(5)	$16
Electronics & Communications	(8)	(15)
Industrial Biosciences	(3)	(4)
Nutrition & Health	(12)	(13)
Performance Materials	(9)	(5)
Protection Solutions	(7)	(10)
Other	—	3
Corporate expenses	(46)	(60)
	$(90)	$(88)

Note 5.  Other (Loss) Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Royalty income	$28	$24	$73	$81
Interest income	33	27	58	43
Equity in earnings of affiliates, net	24	28	42	38
Net gain on sales of businesses and other assets[1,2]	10	11	202	384
Net exchange losses	(140)	(15)	(199)	(136)
Miscellaneous income and expenses, net[3]	24	(24)	109	13
Other (loss) income, net	$(21)	$51	$285	$423

1.	Includes a pre-tax gain of $162 ($86 net of tax) for the six months ended June 30, 2017 related to the sale of the global food safety diagnostic business. See Note 3 for additional information.

2.	Includes a pre-tax gain of $369 ($214 net of tax) for the six months ended June 30, 2016 related to the sale of DuPont (Shenzhen) Manufacturing Limited. See Note 3 for additional information.

3.
Miscellaneous income and expenses, net, includes interest items, gains (losses) on available for sale securities, gains related to litigation settlements, licensing income, and other items. For the six months ended June 30, 2017, the amount includes a $47 benefit associated with accrued interest reversals related to a reduction in the company's unrecognized tax benefits due to the closure of various tax statutes of limitations. See Note 6 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations for the three and six months ended June 30, 2017 and 2016. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the U.S., whereas the offsetting exchange gains (losses) on the re-measurement of certain net monetary asset positions are not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in other (loss) income, net and the related tax impact is recorded in provision for income taxes on continuing operations in the interim Consolidated Income Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Subsidiary Monetary Position Gain (Loss)
Pre-tax exchange (losses) gains	$(54)	$146	$(28)	$179
Local tax benefits (expenses)	94	(60)	130	(47)
Net after-tax impact from subsidiary exchange gains	$40	$86	$102	$132

Hedging Program Gain (Loss)
Pre-tax exchange losses	$(86)	$(161)	$(171)	$(315)
Tax benefits	31	58	61	113
Net after-tax impact from hedging program exchange losses	$(55)	$(103)	$(110)	$(202)

Total Exchange Gain (Loss)
Pre-tax exchange losses	$(140)	$(15)	$(199)	$(136)
Tax benefits (expenses)	125	(2)	191	66
Net after-tax exchange losses	$(15)	$(17)	$(8)	$(70)

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

During the three months ended June 30, 2017, the company recognized tax expense of $29 associated with the elimination of the U.S. domestic manufacturing deduction recorded in 2016 due to taxable income limitations triggered by the Company's decision to deduct the second quarter 2017 principal U.S. pension plan contribution on its 2016 consolidated U.S. tax return.

Additionally, during the six months ended June 30, 2017, the company recognized a tax benefit of $57, as well as a pre-tax benefit of $50 on associated accrued interest reversals, related to a reduction in the company's unrecognized tax benefits due to the closure of various tax statutes of limitations. Income from continuing operations during the six months ended June 30, 2017 includes a tax benefit of $53 and a pre-tax benefit of $47 for accrued interest reversals (recorded in other (loss) income, net). Income (loss) from discontinued operations after taxes during the six months ended June 30, 2017 includes a tax benefit of $4 and a pre-tax benefit of $3 for the accrued interest reversal.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 7.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$852	$1,023	$2,182	$2,246
Preferred dividends	(3)	(3)	(5)	(5)
Income from continuing operations after income taxes available to DuPont common stockholders	$849	$1,020	$2,177	$2,241

Income (loss) from discontinued operations after income taxes available to DuPont common stockholders	$10	$(3)	$(207)	$—

Net income available to common stockholders	$859	$1,017	$1,970	$2,241

Denominator:
Weighted-average number of common shares outstanding - Basic	868,481,000	875,013,000	867,496,000	874,269,000
Dilutive effect of the company’s employee compensation plans	4,269,000	4,166,000	4,424,000	3,945,000
Weighted-average number of common shares outstanding - Diluted	872,750,000	879,179,000	871,920,000	878,214,000

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average number of stock options	—	4,994,000	3,000	5,049,000

The change in the average number of stock options that were antidilutive in the three and six months ended June 30, 2017, compared to the same period last year was due to changes in the company's average stock price.

Note 8. Inventories

	June 30, 2017	December 31, 2016
Finished products	$2,880	$3,113
Semi-finished products	1,424	2,009
Raw materials, stores and supplies	713	719
	5,017	5,841
Adjustment of inventories to a last-in, first-out (LIFO) basis	(161)	(168)
Total	$4,856	$5,673

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 9.  Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,633	$(643)	$990	$1,574	$(586)	$988
Patents	458	(287)	171	446	(259)	187
Purchased and licensed technology	920	(589)	331	964	(579)	385
Trademarks / trade names	54	(17)	37	53	(15)	38
Other[1]	173	(89)	84	171	(82)	89
	3,238	(1,625)	1,613	3,208	(1,521)	1,687

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	74	—	74	73	—	73
Microbial cell factories	306	—	306	306	—	306
Pioneer germplasm	1,057	—	1,057	1,053	—	1,053
Trademarks / trade names	573	—	573	545	—	545
	2,010	—	2,010	1,977	—	1,977
Total	$5,248	$(1,625)	$3,623	$5,185	$(1,521)	$3,664

1.	Primarily consists of sales networks, marketing and manufacturing alliances and non-competition agreements.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $57 and $108 for the three and six months ended June 30, 2017, and $104 and $226 for the three and six months ended June 30, 2016, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2017 and each of the next five years is approximately $95, $211, $210, $194, $141 and $115, respectively.

Note 10.  Short-Term and Long-Term Borrowings
Debt Offering
In May 2017, the company completed an underwritten public offering of $1,250 of the company's 2.20 percent Notes due 2020 and $750 of the company's Floating Rate Notes due 2020 (the May 2017 Debt Offering). The proceeds of this offering were used to make a discretionary pension contribution to the company's principal U.S. pension plan. See Note 14 for further discussion regarding this contribution.

Repurchase Facility
In January 2017, the company entered into a committed receivable repurchase agreement of up to $1,300 (the Repurchase Facility). The Repurchase Facility is structured to account for the seasonality of the agriculture business and expires on November 30, 2017. Under the Repurchase Facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously must agree to repurchase such notes receivable at a future date. The Repurchase Facility is considered a secured borrowing with the customer notes receivables utilized as collateral. The amount of collateral required equals 105 percent of the outstanding borrowing amounts. Borrowings under the Repurchase Facility have an interest rate of the London interbank offered rate (LIBOR) plus 0.75 percent.

As of June 30, 2017, $1,365 of notes receivable, recorded in accounts and notes receivable, net, were pledged as collateral against outstanding borrowings under the Repurchase Facility of $1,300, recorded in short-term borrowings and capital lease obligations on the Condensed Consolidated Balance Sheet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Term Loan Facility
In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4,500 (as amended from time to time, the Term Loan Facility). In the first quarter of 2017, the Term Loan Facility was amended to extend the date on which the commitment to lend terminates. As a result, DuPont may make up to seven term loan borrowings through July 27, 2018; amounts repaid or prepaid are not available for subsequent borrowings. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. As of June 30, 2017, the company had borrowed $500 and had unused commitments of $4,000 under the Term Loan Facility.

Note 11.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures as of June 30, 2017, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. Additionally, in connection with the Separation, the company has directly guaranteed Chemours' purchase obligations under an agreement with a third party supplier. At June 30, 2017 and December 31, 2016, the company had directly guaranteed $298 and $354, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 20 percent of the $119 of guaranteed obligations of customers and suppliers.

Set forth below are the company's guaranteed obligations at June 30, 2017:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$112	$7	$119
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	168	—	168
Obligations for Chemours[3]:
Chemours' purchase obligations (final expiration - 2018)	11	—	11
Total	$291	$7	$298

1.	Existing guarantees for customers and suppliers, as part of contractual agreements.

2.	Existing guarantees for equity affiliates' liquidity needs in normal operations.

3.	Guarantee for Chemours' raw material purchase obligations under agreement with third party supplier.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At June 30, 2017, DuPont has a total accrual balance of $656 related to the PFOA matters discussed below and has recorded a total indemnification asset of $335, including indemnifications related to the MDL Settlement and additional actions described below, from Chemours pursuant to the Separation Agreement discussed in Note 3 and the first quarter 2017 agreement between Chemours and DuPont.

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

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members for the six human diseases for which the C8 Science Panel determined a probable link exists. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. Under the Leach Settlement Agreement, the company is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative costs associated with the program, including class counsel fees. In January 2012, the company established and put $1 into an escrow account to fund medical monitoring as required by the settlement agreement. The balance in the escrow account must be at least $0.5; as a result, transfers of additional funds may be required periodically. The court-appointed Director of Medical Monitoring has established the program to implement the medical panel's recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account; at June 30, 2017 less than $1 has been disbursed. While it is probable that the company will incur liabilities related to funding the medical monitoring program, such liabilities cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing. In addition, under the Leach Settlement Agreement, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

Multi-District Litigation
Leach class members may pursue personal injury claims against DuPont only for the six human diseases for which the C8 Science Panel determined a probable link exists. At June 30, 2017, there were approximately 3,550 lawsuits, of which about 30 allege wrongful death, pending in various federal and state courts in Ohio and West Virginia. These lawsuits are consolidated in multi-district litigation (MDL) in the U.S. District Court for the Southern District of Ohio (the Court).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In connection with all filed and unfiled personal injury cases and claims that are part of the plaintiffs' counsel's claim inventory, on March 31, 2017, DuPont and MDL plaintiffs’ counsel entered into a definitive agreement covering Leach class members who either, 1) asserted a qualifying claim, not previously settled, withdrawn or dismissed as of February 11, 2017; or 2) claimed to have a qualifying condition and on or before February 11, 2017, had retained counsel for purposes of making a qualifying claim,(the Master Settlement Agreement). The required participation thresholds have been met for each disease category and the parties deemed the Master Settlement Agreement effective on July 6, 2017 (the MSA Effective Date).

Also on March 31, 2017, DuPont and MDL plaintiffs’ counsel entered into a definitive agreement related to the MDL Trial Plaintiffs (the MDL Trial Plaintiffs Settlement Agreement) under which all payments were complete at June 30, 2017 and the individual actions have been or will be dismissed. The Master Settlement Agreement and the MDL Trial Plaintiffs Settlement Agreement (collectively referred to as the MDL Settlement) are not subject to court approval.

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

In connection with the MDL Settlement, the company increased the accrual related to the PFOA multi-district litigation to $670.7 at March 31, 2017, (the MDL Settlement Accrual). Due to the first quarter 2017 agreement with Chemours discussed above, the company increased the indemnification asset related to the PFOA multi-district litigation to $335 at March 31, 2017. The remainder of the MDL Settlement Accrual amount was recorded as a charge of $335 ($214 net of tax) which is included in income (loss) from discontinued operations after taxes in the company's interim Consolidated Income Statement during the six months ended June 30, 2017. At June 30, 2017, the MDL Settlement Accrual and related indemnification asset were $640.7 and $320, respectively, a decrease of $30 in the accrual balance from March 31, 2017, and $15 in the indemnification asset from March 31, 2017, related to payment under the MDL Trial Plaintiffs Settlement Agreement described above. The settlement payment for the Master Settlement Agreement is due in the third quarter 2017.

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

Status of MDL Post MDL Settlement
The MDL Trial Plaintiffs cases have been dismissed as a result of the completion of actions under the MDL Trial Plaintiffs Settlement Agreement. Other litigation and judicial proceedings related to the MDL pending before the Court and U.S. Court of Appeals for the Sixth Circuit have been stayed (the MDL Stay) as a result of the MDL Settlement.

Additional Actions
Since 2006, DuPont has undertaken obligations under agreements with the U.S. Environmental Protection Agency (EPA), including a 2009 consent decree under the Safe Drinking Water Act (the Order), and voluntary commitments to the New Jersey Department of Environmental Protection (NJDEP).  These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level, even if provisional, as established from time to time by the EPA. A provisional health advisory level was set in 2009 at 0.4 parts per billion (ppb) for PFOA in drinking water considering episodic exposure. In May 2016, the EPA announced a health advisory level of 0.07 ppb for PFOA in drinking water considering lifetime versus episodic exposure. In January 2017, the EPA announced it had amended the Order to include Chemours, and to make the new health advisory level the trigger for additional actions by the companies, thus expanding the obligations to the EPA beyond the previously established testing and water supply commitments around the Washington Works facility. The company's accrual balance at June 30, 2017, includes $15 related to these obligations and voluntary commitments.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At June 30, 2017, the Condensed Consolidated Balance Sheet included a liability of $490, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, the potential liability may range up to $790 above the amount accrued as of June 30, 2017. Pursuant to the Separation Agreement discussed in Note 3, the company is indemnified by Chemours for certain environmental matters, included in the liability of $490, that have an estimated liability of $261 as of June 30, 2017, and a potential exposure that ranges up to approximately $410 above the amount accrued. As such, the company has recorded an indemnification asset of $261 corresponding to the company’s accrual balance related to these matters at June 30, 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12.  Stockholders’ Equity
Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment[1]	Net Gains (Losses) on Cash Flow Hedging Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2017
Balance January 1, 2017	$(2,843)	$7	$(6,720)	$(357)	$2	$(9,911)
Other comprehensive income (loss) before reclassifications	653	2	(47)	—	1	609
Amounts reclassified from accumulated other comprehensive income (loss)	—	(13)	244	7	(1)	237
Net other comprehensive income (loss)	653	(11)	197	7	—	846
Balance June 30, 2017	$(2,190)	$(4)	$(6,523)	$(350)	$2	$(9,065)

1.	The cumulative translation adjustment gain for the six months ended June 30, 2017 is primarily driven by the weakening of the U.S. dollar (USD) against the European Euro (EUR).

	Cumulative Translation Adjustment[1]	Net Gains (Losses) on Cash Flow Hedging Derivative Instruments	Pension Benefit Plans[2]	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2016
Balance January 1, 2016	$(2,333)	$(24)	$(7,043)	$22	$(18)	$(9,396)
Other comprehensive income (loss) before reclassifications	73	23	(1,564)	(170)	(7)	(1,645)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	309	(49)	13	284
Net other comprehensive income (loss)	73	34	(1,255)	(219)	6	(1,361)
Balance June 30, 2016	$(2,260)	$10	$(8,298)	$(197)	$(12)	$(10,757)

1.	The cumulative translation adjustment gain for the six months ended June 30, 2016 is primarily driven by a modest weakening of the USD against the EUR and the Brazilian real (BRL).

2.
The Pension Benefit Plans loss recognized in other comprehensive (loss) income during the six months ended June 30, 2016 includes the impact of the re-measurement of the principal U.S. pension plan as of June 30, 2016. See Note 14 for additional information.

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net gains (losses) on cash flow hedging derivative instruments	$5	$(11)	$6	$(21)
Pension benefit plans, net	(54)	357	(114)	708
Other benefit plans, net	(2)	58	(4)	119
Tax (expense) benefit from income taxes related to other comprehensive income (loss) items	$(51)	$404	$(112)	$806

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

	Three Months Ended		Six Months Ended		Consolidated Statements of Income Classification
	June 30,		June 30,
	2017	2016	2017	2016
Net gains (losses) on cash flow hedging derivative instruments, before tax:	$(13)	$7	$(21)	$18	See (1) below
Tax expense (benefit)	5	(3)	8	(7)	See (2) below
After-tax	$(8)	$4	$(13)	$11
Amortization of pension benefit plans:
Prior service benefit	(1)	(1)	(2)	(3)	See (3) below
Actuarial losses	189	204	379	376	See (3) below
Curtailment loss	—	17	—	66	See (3) below
Settlement loss	—	37	—	38	See (3) below
Total before tax	$188	$257	$377	$477
Tax benefit	(68)	(91)	(133)	(168)	See (2) below
After-tax	$120	$166	$244	$309
Amortization of other benefit plans:
Prior service benefit	(18)	(36)	(35)	(75)	See (3) below
Actuarial losses	23	18	46	35	See (3) below
Curtailment gain	—	(3)	—	(33)	See (3) below
Total before tax	$5	$(21)	$11	$(73)
Tax (benefit) expense	(2)	8	(4)	24	See (2) below
After-tax	$3	$(13)	$7	$(49)
Net realized gains (losses) on investments, before tax:	—	12	(1)	13	See (4) below
Tax expense	—	—	—	—	See (2) below
After-tax	$—	$12	$(1)	$13
Total reclassifications for the period, after-tax	$115	$169	$237	$284

1.	Cost of goods sold.

2.	Provision for income taxes from continuing operations.

3.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the company's pension and other benefit plans. See Note 14 for additional information.

4.	Other (loss) income, net.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 13. Financial Instruments
Cash, Cash Equivalents and Marketable Securities
The company's cash, cash equivalents and marketable securities as of June 30, 2017 and December 31, 2016 are comprised of the following:

	June 30, 2017			December 31, 2016
	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Total Estimated Fair Value
Cash	$1,507	$—	$1,507	$1,892	$—	$1,892

Level 2:
Certificate of deposit / time deposits[1]	1,747	2,974	4,721	2,713	1,362	4,075

Total cash, cash equivalents and marketable securities	$3,254	$2,974		$4,605	$1,362

1.	Represents held-to-maturity investments reported at amortized cost.

The estimated fair value of the company's cash equivalents, which approximates carrying value as of June 30, 2017 and December 31, 2016, was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.

The estimated fair value of the held-to-maturity securities, which approximates carrying value as of June 30, 2017 and December 31, 2016, was determined using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity. The carrying value approximates fair value due to the short-term nature of the investments.

Available-for-sale securities are reported at estimated fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss. There were no sales of available-for-sale securities for the three and six months ended June 30, 2017. The proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2016 were $205 and $465, respectively.

Debt
The estimated fair value of the company's total debt, including interest rate financial instruments, was determined using Level 2 inputs within the fair value hierarchy, as described in the company's 2016 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $14,060 and $8,890 as of June 30, 2017 and December 31, 2016, respectively. The increase was due primarily to the May 2017 Debt Offering as well as increased borrowings from commercial paper and the Repurchase Facility used primarily to fund seasonal working capital requirements. See Note 10 for further discussion.

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

The notional amounts of the company's derivative instruments were as follows:

	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity contracts	$173	$422
Derivatives not designated as hedging instruments:
Foreign currency contracts	9,782	9,896
Commodity contracts	6	7

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction is not probable of occurring. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$4	$(7)	$7	$(24)
Additions and revaluations of derivatives designated as cash flow hedges	—	13	2	23
Clearance of hedge results to earnings	(8)	4	(13)	11
Ending balance	$(4)	$10	$(4)	$10

At June 30, 2017, an after-tax net loss of $(2) is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2017	December 31, 2016
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts[1]	Accounts and notes receivable, net	$44	$182
Commodity contracts	Accounts and notes receivable, net	3	—
Total asset derivatives[2]		$47	$182
Cash collateral[1]	Other accrued liabilities	$—	$52

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$125	$121
Total liability derivatives[2]		$125	$121

1.	Cash collateral held as of December 31, 2016 is related to foreign currency derivatives not designated as hedging instruments.

2.	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $39 at June 30, 2017 and $114 at December 31, 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended June 30,	2017	2016	2017	2016	Income Statement Classification
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$—	$21	$13	$(7)	Cost of goods sold
	—	21	13	(7)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(86)	(161)	Other (loss) income, net[3]
Foreign currency contracts	—	—	(1)	(11)	Net sales
Commodity contracts	—	—	—	(10)	Cost of goods sold
	—	—	(87)	(182)
Total derivatives	$—	$21	$(74)	$(189)

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Six Months Ended June 30,	2017	2016	2017	2016	Income Statement Classification
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$4	$37	$21	$(18)	Cost of goods sold
	4	37	21	(18)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(171)	(315)	Other (loss) income, net[3]
Foreign currency contracts	—	—	(1)	(15)	Net sales
Commodity contracts	—	—	4	(10)	Cost of goods sold
	—	—	(168)	(340)
Total derivatives	$4	$37	$(147)	$(358)

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three and six months ended months ended June 30, 2017 and 2016, there was no material ineffectiveness with regard to the company's cash flow hedges.

3.
Gain (loss) recognized in other (loss) income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, see Note 5 for additional information.

Note 14. Long-Term Employee Benefits
Defined Benefit Pensions
The workforce reductions in 2016 related to the 2016 global cost savings and restructuring plan triggered curtailments for certain of the company's pension plans, including the principal U.S. pension plan. For the principal U.S. pension plan, the company recorded curtailment losses of $14 and $63 during the three and six months ended June 30, 2016 and re-measured the principal U.S. pension plan as of March 31, 2016 and June 30, 2016. The curtailment loss was driven by the changes in the benefit obligation based on the demographics of the terminated positions partially offset by accelerated recognition of a portion of the prior service benefit. In connection with the re-measurements, the company recognized a pre-tax net loss of $2,352 within other comprehensive income (loss) for the six months ended June 30, 2016. The loss was driven by the decrease in the discount rate from 4.47% at December 31, 2015 to 3.74% as of June 30, 2016. In addition, the company recorded a $31 settlement charge during the three months ended June 30, 2016 related to the company's Pension Restoration Plan which provides for lump sum payments to certain eligible retirees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$34	$42	$67	$89
Interest cost	197	206	392	423
Expected return on plan assets	(309)	(331)	(617)	(669)
Amortization of loss	189	204	379	376
Amortization of prior service benefit	(1)	(1)	(2)	(3)
Curtailment loss	—	17	—	66
Settlement loss	—	37	—	38
Net periodic benefit cost - Total	$110	$174	$219	$320
Less: Discontinued operations	—	—	—	(4)
Net periodic benefit cost - Continuing operations	$110	$174	$219	$324

During the six months ended June 30, 2017, the company made total contributions of $2,900 to its principal U.S. pension plan funded through the May 2017 Debt Offering; short-term borrowings, including commercial paper issuance; and cash. See Note 10 for further discussion related to the May 2017 Debt Offering.

Other Post Employment Benefits
As a result of the workforce reductions noted above, curtailments were triggered for the company's other post employment benefit plans. The company recorded curtailment gains of $3 and $33 for the three and six months ended June 30, 2016 and re-measured the associated plans as of March 31, 2016 and June 30, 2016. The curtailment gains were driven by accelerated recognition of a portion of the prior service benefit partially offset by the change in the benefit obligation based on the demographics of the terminated positions. In connection with the re-measurements, the company recognized a pre-tax net loss of $265 within other comprehensive income (loss) for the six months ended June 30, 2016. The loss was driven by the decrease in the discount rate from 4.30% at December 31, 2015 to 3.55% as of June 30, 2016.

The following sets forth the components of the company’s net periodic benefit cost (credit) for other post employment benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$2	$4	$4	$7
Interest cost	23	21	45	44
Amortization of loss	23	18	46	35
Amortization of prior service benefit	(18)	(36)	(35)	(75)
Curtailment gain	—	(3)	—	(33)
Net periodic benefit cost (credit) - Total	$30	$4	$60	$(22)

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

Three Months Ended June 30,	Agriculture[1]	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials	Protection Solutions	Other	Total
2017
Net sales	$3,446	$546	$395	$818	$1,381	$801	$37	$7,424
Operating earnings	963	116	76	135	329	191	(53)	1,757

2016
Net sales	$3,218	$494	$355	$835	$1,335	$786	$38	$7,061
Operating earnings	865	93	62	130	325	188	(50)	1,613

Six Months Ended June 30,	Agriculture[1]	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Materials	Protection Solutions	Other	Total
2017
Net sales	$7,374	$1,056	$763	$1,607	$2,749	$1,548	$70	$15,167
Operating earnings	2,199	205	151	256	684	368	(115)	3,748

2016
Net sales	$7,004	$946	$707	$1,636	$2,584	$1,515	$74	$14,466
Operating earnings	1,966	152	125	234	598	364	(109)	3,330

1.
As of June 30, 2017, Agriculture net assets were $10,181, an increase of $3,839 from $6,342 at December 31, 2016. The increase was primarily due to higher trade receivables related to normal seasonality in the sales and cash collections cycle.

Reconciliation to interim Consolidated Income Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total segment operating earnings	$1,757	$1,613	$3,748	$3,330
Significant pre-tax (charges) benefits not included in segment operating earnings	(160)	74	(146)	6
Non-operating pension and other post employment benefit costs	(104)	(133)	(208)	(207)
Exchange losses	(140)	(15)	(199)	(136)
Corporate (expenses) income[1,2,3,4,5]	(267)	(113)	(463)	160
Interest expense	(99)	(93)	(183)	(185)
Income from continuing operations before income taxes	$987	$1,333	$2,549	$2,968

1.
Includes transaction costs associated with the planned merger with Dow and related activities of $(216) and $(386) in the three and six months ended June 30, 2017, respectively, and $(76) and $(100) in the three and six months ended June 30, 2016, respectively, which were recorded in selling, general and administrative expenses in the company's interim Consolidated Income Statements. See Note 2 for additional information.

2.
Includes a $(4) charge recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statement for the six months ended June 30, 2017, respectively, associated with the 2017 restructuring program. See Note 4 for additional information.

3.
Includes a $47 benefit on accrued interest reversals recorded in other (loss) income, net, in the company's interim Consolidated Income Statement for the six months ended June 30, 2017, respectively, related to a reduction in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations. See Note 6 for additional information.

4.
Includes a gain of $369 associated with the sale of DuPont (Shenzhen) Manufacturing Limited entity, which held certain buildings and other assets. The gain was recorded in other (loss) income, net, in the company's interim Consolidated Income Statement for the six months ended June 30, 2016. See Note 3 for additional information.

5.
Includes a $46 and $60 net benefit recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statements for the three and six months ended June 30, 2016, respectively, associated with the 2016 global cost savings and restructuring plan. See Note 4 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Significant Pre-tax (Charges) Benefits Not Included in Segment Operating Earnings
The three and six months ended June 30, 2017 and 2016, respectively, included the following significant pre-tax (charges) benefits which are excluded from segment operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Agriculture[1,4,5]	$—	$35	$—	$(38)
Electronics & Communications[2,4]	(1)	8	(6)	15
Industrial Biosciences[2,4]	—	3	(6)	4
Nutrition & Health[2,3,4]	—	12	160	13
Performance Materials[2,4]	(2)	9	(13)	5
Protection Solutions[2,4]	(157)	7	(281)	10
Other[4]	—	—	—	(3)
	$(160)	$74	$(146)	$6

1.
Includes $30 of net insurance recoveries recorded in other operating charges in the company's interim Consolidated Income Statements for the three and six months ended June 30, 2016 for recovery of costs for customer claims related to the use of Imprelis® herbicide. Includes $23 for reduction in accrual recorded in other operating charges in the company's interim Consolidated Income Statement for the six months ended June 30, 2016 for customer claims related to the use of the Imprelis® herbicide.

2.
Includes a $(160) and $(308) restructuring charge in employee separation / asset related charges, net in the company's interim Consolidated Income Statements for the three and six months ended June 30, 2017, respectively, associated with the 2017 restructuring program. See Note 4 for additional information.

3.
Includes a $162 gain recorded in other (loss) income, net, in the company's interim Consolidated Income Statement for the six months ended June 30, 2017, associated with the sale of the company's global food safety diagnostic business. See Note 3 for additional information.

4.
Includes a $44 and $28 net restructuring benefit in employee separation / asset related charges, net in the company's interim Consolidated Income Statements for the three and six months ended June 30, 2016, respectively, associated with the 2016 global cost savings and restructuring program. See Note 4 for additional information.

5.
Includes a $(75) restructuring charge recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statement for the six months ended June 30, 2016, related to the decision not to re-start the insecticide manufacturing facility at the La Porte site located in La Porte, Texas. See Note 4 for additional information.

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

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the company's control. While the lists of factors presented here and in the Registration Statement (as defined in Note 2 to the interim Consolidated Financial Statements) are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements are:

•
Risks related to the DowDuPont Merger, the Intended Business Separations and the FMC Transactions including, but not limited to, (i) the completion of the Merger Transaction and the FMC Transactions on anticipated terms and timing, including obtaining regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations or the Acquired H&N Business and other conditions to the completion of the Merger Transaction and the FMC Transactions, (ii) the possibility that the Merger Transaction and the FMC Transactions may not close, including because the various approvals, authorizations and declarations of non-objections from certain regulatory and governmental authorities with respect to either the Merger Transaction, including receipt of approvals by certain regulators of the respective purchasers in relation to the FMC Transactions, EAA Transaction, defined below, and the Brazil Seeds Transaction, defined below, or the FMC Transactions may not be obtained, on a timely basis or otherwise, including that these regulatory or governmental authorities may not approve of FMC as an acceptable purchaser of the Divested Ag Business in connection with the FMC Transactions or may impose conditions on the granting of the various approvals, authorizations and declarations of non-objections, including requiring the respective Dow, DuPont and FMC businesses, including the Acquired H&N Business (in the case of DuPont) and the Divested Ag Business (in the case of FMC), to divest certain assets if necessary to obtain certain regulatory approvals or otherwise limiting the ability of the combined company to integrate parts of the Dow and DuPont businesses and/or the DuPont and Health and Nutrition businesses, (iii) the ability of DuPont to integrate the Acquired H&N Business successfully and to achieve anticipated synergies, (iv) potential litigation or regulatory actions relating to the Merger Transaction or the FMC Transactions that could be instituted against DuPont or its directors, (v) the risk that disruptions from the Merger Transaction or the FMC Transactions will harm DuPont’s business, including current plans and operations, (vi) the ability of DuPont to retain and hire key personnel, (vii) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger Transaction or the FMC Transactions, (viii) uncertainty as to the long-term value of DowDuPont common stock, (ix) continued availability of capital and financing and rating agency actions, (x) legislative, regulatory and economic developments, (xi) potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger Transaction or the FMC Transactions that could affect DuPont’s financial performance, (xii) certain restrictions during the pendency of the Merger Transaction or the FMC Transactions that may impact DuPont’s ability to pursue certain business opportunities or strategic transactions and (xiii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks, as well as other risks associated with the Merger Transaction or the FMC Transactions, are more fully discussed in (1) DuPont’s most recently filed Form 10-K, 10-Q and 8-K reports, (2) DuPont’s subsequently filed Form 10-K and 10-Q reports and (3) the joint proxy statement/prospectus included in the Registration Statement filed with the SEC in connection with the Merger Transaction;

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

On March 27, 2017, DuPont and Dow announced that the European Commission (EC) granted conditional regulatory clearance in Europe for the Merger Transaction conditional on DuPont and Dow fulfilling certain commitments. Dow is required to divest its global Ethylene Acrylic Acid copolymers and ionomers business and has entered into a definitive agreement with SK Global Chemical Co., LTD, (the EAA Transaction) subject to the closing of the Merger Transaction in addition to customary closing conditions, including regulatory approval.

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

In the second quarter 2017, Dow and DuPont obtained conditional approval for the Merger Transaction from the antitrust regulatory authorities in the United States, Brazil, Canada, and China, among others. The conditional approval was granted based on the companies fulfilling their commitments to the EC and, in the case of Brazil and China, certain local remedies. The local remedies in Brazil include the divestiture of a select portion of Dow’s corn seed business in Brazil for which Dow has entered a definitive agreement with CITIC Henan Agriculture Industrial Investment Fund, subject to the closing of the Merger Transaction in addition to customary closing conditions, including regulatory approval, (the Brazil Seeds Transaction). In China, DuPont and Dow have made commitments related to the supply and distribution in China of certain herbicide and insecticide ingredients and formulations for rice crops for five years after the closing of the Merger Transaction.

To accommodate the transaction with FMC, DuPont and Dow have amended the Merger Agreement to extend the “Outside Date” to August 31, 2017, and the companies anticipate closing of the merger to occur no sooner than August 1, 2017, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals. The companies still expect the Intended Business Separations, subject to DowDuPont Board approval, to occur within 18 months after closing the Merger Transaction. About $3 billion in aggregate cost synergies are currently expected to be realized on a run-rate basis by the combined businesses within 24 months after consummation of the Merger Transaction, with approximately $1.6 billion from the material science business; approximately $1 billion from the agriculture business; and approximately $0.4 billion from the specialty products business.

See Note 2 to the interim Consolidated Financial Statements for additional information.

Settlement of PFOA MDL
As previously reported, approximately 3,550 lawsuits have been filed in various federal and state courts in Ohio and West Virginia alleging personal injury from exposure to perfluorooctanoic acid and its salts, including the ammonium salt (PFOA), in drinking water as a result of the historical manufacture or use of PFOA at the Washington Works plant outside Parkersburg, West Virginia.  That plant is now owned and/or operated by The Chemours Company (Chemours).  These personal injury lawsuits were consolidated in multi-district litigation in the United States District Court for the Southern District of Ohio (the MDL). In February 2017, DuPont and plaintiffs’ counsel agreed to a settlement in principle of the MDL; the parties executed the definitive settlement agreements in March 2017. The total settlement amount is $670.7 million in cash, half of which will be paid by Chemours and half paid by DuPont. In exchange for that payment, DuPont and Chemours will receive a complete release of all claims by the settling plaintiffs.  The settlement was entered into solely by way of compromise and is not in any way an admission of liability or fault by DuPont or Chemours. The company recorded a charge of $335 million ($214 million net of tax) to income (loss) from discontinued operations after taxes in the company's interim Consolidated Income Statement for the six months ended June 30, 2017 for the remainder of the settlement not subject to indemnification by Chemours. See Note 11 to the interim Consolidated Financial Statements for additional information.

2017 Restructuring Program
In the first quarter 2017, DuPont committed to take actions to improve plant productivity and better position its businesses for productivity and growth before and after the anticipated closing of the Merger Transaction. In connection with these actions, the company incurred pre-tax charges of $312 million, comprised of $279 million of asset-related charges and $33 million in severance and related benefit costs (the 2017 restructuring program) during the six months ended June 30, 2017. The charges, recognized in employee separation / asset related charges, net, in the company's interim Consolidated Income Statement, primarily relate to the second quarter closure of the Protection Solutions segment's Cooper River manufacturing site located near Charleston, South Carolina. The actions associated with this program are expected to be substantially complete by the end of 2017. The company anticipates including savings associated with these actions against the targeted $3 billion of cost synergies associated with the Merger Transaction.

Results of Operations
Overview
The following is a summary of the results of continuing operations for the three months ended June 30, 2017:

•
Net sales were $7.4 billion, 5 percent above the same period last year, reflecting a 6 percent volume increase partially offset by a 1 percent decline in local price. Volume grew in all reportable segments, led by Agriculture, Electronics & Communications, and Protection Solutions.

•	Segment operating earnings increased in all reportable segments driven by higher volumes. Segment operating margins expanded in most reportable segments.

•
Second quarter results include pre-tax charges of $376 million, comprised of $216 million of costs in connection with the planned merger with Dow and related activities, and $160 million of restructuring charges.

•	Income from continuing operations after taxes was $0.9 billion versus $1.0 billion for the same period in the prior year.

The following is a summary of the results of continuing operations for the six months ended June 30, 2017:

•
Net sales were $15.2 billion, 5 percent above the same period last year due to volume growth. Volume grew in most reportable segments led by Agriculture, Performance Materials, and Electronics & Communications.

•	Segment operating earnings increased in all reportable segments driven by higher volumes.

•
Agriculture sales increased 5 percent on a 5 percent benefit from volume and a 1 percent benefit from local price, partially offset by a 1 percent negative impact from portfolio. Agriculture operating earnings increased 12 percent on growth in volume and local price.

•
Year-to-date results include pre-tax charges of $698 million, comprised of $386 million of costs in connection with the planned merger with Dow and related activities and $312 million of restructuring charges, partially offset by a $162 million pre-tax gain from the sale of the global food safety diagnostics business. Year-to-date results in the prior year included a pre-tax gain of $369 million from the sale of the DuPont (Shenzhen) Manufacturing Limited entity partially offset by $100 million in pre-tax costs in connection with the planned merger with Dow and related activities.

•	Income from continuing operations after taxes was $2.2 billion versus $2.3 billion for the same period in the prior year.

Net Sales
Net sales for the three months ended June 30, 2017 were $7.4 billion, up 5 percent versus $7.1 billion in the prior year reflecting 6 percent higher volume, partly offset by 1 percent lower local prices. Sales grew 6 percent in the U.S. and Canada driven by increased Agriculture volume, and increased 10 percent in Asia Pacific, primarily driven by volume growth in Electronics & Communications, Agriculture, Performance Materials, and Industrial Biosciences. Volume increased 3 percent in EMEA, led by Protection Solutions and Performance Materials. Net sales in developing markets, which include China, India, and countries in Southeast Asia, Latin America, Eastern and Central Europe, Middle East, and Africa, were $2.1 billion, up 4 percent, driven by higher volume. Volume largely reflects strong growth in Electronics & Communications, Agriculture and Industrial Biosciences in developing Asia Pacific. Sales in developing markets represent 29 percent of total sales, unchanged from prior year.
The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended June 30, 2017		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2016	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$7.4	5	(1)	—	6	—
U.S. & Canada	3.8	6	—	—	6	—
Europe, Middle East & Africa (EMEA)	1.4	1	—	(2)	3	—
Asia Pacific	1.7	10	(1)	—	11	—
Latin America	0.5	(3)	(4)	2	(1)	—

Net sales for the six months ended June 30, 2017 were $15.2 billion versus $14.5 billion in the prior year, a 5 percent increase, reflecting 5 percent higher volume. Sales volume in the U.S. and Canada increased 3 percent driven by increased volume in Agriculture. A volume increase of 13 percent in Asia Pacific was principally driven by Electronics & Communications, Performance Materials, Agriculture and Industrial Biosciences. Volume increased 6 percent in EMEA, with increased seed sales in Eastern Europe, and higher sales in the Performance Materials and Protection Solutions segments. Net sales in developing markets were $4.6 billion, up 10 percent, driven by higher volume. Volume largely reflects strong growth in Agriculture in developing EMEA and Asia Pacific, and Electronics & Communications and Performance Materials in developing Asia Pacific. Sales in developing markets represent 30 percent of total sales versus 29 percent last year.
The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Six Months Ended June 30, 2017		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2016	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Worldwide	$15.2	5	—	—	5	—
U.S. & Canada	7.4	3	—	—	3	—
Europe, Middle East & Africa (EMEA)	3.5	3	1	(3)	6	(1)
Asia Pacific	3.2	11	(1)	—	13	(1)
Latin America	1.1	6	1	7	(2)	—

Cost of Goods Sold (COGS)
COGS for the second quarter 2017 increased 5 percent to $4.2 billion from $4.0 billion in the prior year. For the six months ended June 30, 2017, COGS increased 4 percent to $8.6 billion versus $8.2 billion in the prior year. The increase in both periods versus prior year is primarily related to higher sales volume. COGS as a percentage of sales decreased to 56 percent for the three and six months ended June 30, 2017 from 57 percent for the three and six months ended June 30, 2016 primarily due to favorable mix.

Other Operating Charges
Other operating charges were $176 million for the second quarter of 2017 versus $143 million in the prior year, an increase of $33 million, primarily due to the absence of $30 million of insurance recoveries related to Imprelis® herbicide claims in 2016.

For the six months ended June 30, 2017, other operating charges were $380 million versus $328 million in the prior year, an increase of $52 million, principally due to the absence of $30 million of insurance recoveries and a $23 million reduction in the estimated liability related to the Imprelis® herbicide claims in 2016.

Selling, General and Administrative Expenses (SG&A)
SG&A expenses were $1.3 billion for the second quarter of 2017 versus $1.2 billion in the prior year, with the increase primarily driven by costs in connection with the planned merger with Dow and related activities. During the three months ended June 30, 2017 and 2016, the company incurred $216 million and $76 million, respectively, of transaction costs in connection with the planned merger with Dow and the Intended Business Separations, including costs relating to integration and separation planning. SG&A was approximately 18 percent and 17 percent of net sales for the three months ended June 30, 2017 and 2016.

SG&A expenses for the six months ended June 30, 2017 were $2.6 billion versus $2.3 billion in the prior year, primarily due to increase in costs associated with the planned merger with Dow and related activities and increases in commission expense, partially offset by cost savings. During the six months ended June 30, 2017 and 2016, the company incurred $386 million and $100 million, respectively of transaction costs in connection with the planned merger with Dow and related activities. SG&A was approximately 17 percent and 16 percent of net sales for the six months ended June 30, 2017 and 2016.

Research and Development Expense (R&D)
R&D expense totaled $441 million and $432 million for the second quarter 2017 and 2016, respectively. Year-to-date R&D expense totaled $857 million and $850 million for the six months ended June 30, 2017 and 2016, respectively. The increase in both periods primarily related to increased spend in the Agriculture segment. R&D was approximately 6 percent of net sales for the three and six months ended June 30, 2017 and 2016, respectively.

Other (Loss) Income, Net
Other (loss) income, net totaled $(21) million for the second quarter of 2017 compared to $51 million in the prior year, a decrease of $72 million, primarily due to an increase in net exchange losses. This was partially offset by the absence of prior year losses related to available-for-sale securities and increased licensing income.

For the six months ended June 30, 2017, other (loss) income, net, was $285 million compared to $423 million in the prior year, a decrease of $138 million, primarily due to the change in net gains on sales of business and other assets period over period and an increase in net exchange losses. This was partially offset by the reversal of accrued interest related to unrecognized tax benefits in 2017, absence of prior year losses related to available-for-sale securities and increased licensing income. The six months ended June 30, 2017 included a pre-tax gain of $162 million associated with the sale of the global food safety diagnostic business. The six months ended June 30, 2016 included a pre-tax gain of $369 million associated with the sale of DuPont (Shenzhen) Manufacturing Limited entity.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense totaled $99 million in the second quarter 2017 as compared to $93 million in the prior year. The $6 million increase was due primarily to higher debt balances.

For the six months ended June 30, 2017, interest expense was $183 million versus $185 million in the prior year. The $2 million decrease was due primarily to lower interest on long-term debt prior to the May 2017 Debt Offering, partially offset by higher interest on commercial paper.

Employee Separation / Asset Related Charges, Net
Employee separation / asset related charges, net totaled $160 million for the second quarter 2017 versus a $90 million benefit in the prior year. The charges in the second quarter 2017 relate to the closure of the Protection Solutions segment's Cooper River manufacturing site located near Charleston, South Carolina as part of the 2017 restructuring program. The benefit in the second quarter 2016 relates to a reduction in severance and related benefit costs in the 2016 global cost savings and restructuring plan driven by the elimination of positions at a lower cost than expected as a result of redeployments and attrition, as well as lower than estimated individual severance costs.

Employee separation / asset related charges, net totaled $312 million for the six months ended 2017 versus a $13 million benefit in the prior year. The $312 million charge relates to the 2017 restructuring program. The six months ended June 30, 2016 included an $88 million benefit primarily driven by a reduction in severance and related benefit costs in the 2016 global cost savings and restructuring plan, offset by a $75 million charge in the first quarter related to the decision not to restart the insecticide manufacturing facility at the La Porte site located in La Porte, Texas.

See Note 4 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The company's effective tax rate for the second quarter 2017 was 13.0 percent as compared to 23.0 percent in 2016. The lower effective tax rate is primarily driven by certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions, increased tax benefits on employee separation / asset related charges, as well as the impact of costs associated with the planned merger with Dow and related activities. These impacts were partially offset by a tax charge of $29 million related to the elimination of a tax benefit recorded in 2016 due to a second quarter 2017 U.S. discretionary pension contribution.

The company's effective tax rate for the six months ended June 30, 2017 was 13.8 percent as compared to 24.0 percent in 2016. The lower effective tax rate is primarily driven by certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions. Other factors contributing to the lower effective tax rate include the absence of unfavorable tax consequences of a gain on the sale of an entity in the first quarter 2016, tax benefits related to a reduction in the company's unrecognized tax benefits due to the closure of various tax statutes of limitations, increased tax benefits on employee separation / asset related charges, as well as the impact of costs associated with the planned merger with Dow and related activities. These impacts were partially offset by the unfavorable tax consequences of non-deductible goodwill associated with the gain on the sale of the company's global food safety diagnostic business in the first quarter 2017.

See Notes 5 and 6 to the interim Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Summarized below are comments on individual segment net sales and operating earnings for the three and six months ended June 30, 2017 compared with the same period in 2016. Segment operating earnings is defined as income (loss) from continuing operations before income taxes excluding significant pre-tax benefits (charges), non-operating pension and other post employment employee benefit costs, exchange gains (losses), corporate expenses and interest. Non-operating pension and other post employment benefit costs includes all of the components of net periodic benefit costs from continuing operations with the exception of the service cost component. See Note 15 to the interim Consolidated Financial Statements for details related to significant pre-tax benefits (charges) excluded from segment operating earnings. All references to prices are based on local price unless otherwise specified.

A reconciliation of segment operating earnings to income from continuing operations before income taxes for the three and six months ended June 30, 2017 and 2016 is included in Note 15 to the interim Consolidated Financial Statements.

The following table summarizes second quarter and year-to-date 2017 segment net sales and related variances versus prior year:

	Three Months Ended
	June 30, 2017		Percentage Change Due to:
	Segment Net Sales ($ Billions)	Percent Change vs. 2016	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$3.4	7	(1)	—	8	—
Electronics & Communications	0.5	11	(1)	(1)	13	—
Industrial Biosciences	0.4	11	3	(1)	9	—
Nutrition & Health	0.8	(2)	(1)	(1)	1	(1)
Performance Materials	1.4	3	2	(1)	2	—
Protection Solutions	0.8	2	(2)	(1)	5	—

	Six Months Ended
	June 30, 2017		Percentage Change Due to:
	Segment Net Sales ($ Billions)	Percent Change vs. 2016	Local Price and Product Mix	Currency	Volume	Portfolio and Other
Agriculture	$7.4	5	1	—	5	(1)
Electronics & Communications	1.1	12	(1)	(1)	14	—
Industrial Biosciences	0.8	8	2	(1)	7	—
Nutrition & Health	1.6	(2)	—	(1)	—	(1)
Performance Materials	2.7	6	1	(1)	6	—
Protection Solutions	1.5	2	(2)	(1)	5	—

Agriculture - Second quarter 2017 segment net sales of $3,446 million increased $228 million, or 7 percent, on volume growth, partially offset by declines in local price. Volume growth was due to increased insecticide and fungicide sales, a benefit from the southern U.S. route-to-market change, and higher soybean sales in North America driven by increased soybean area. Reductions in local price were due to price declines in crop protection due to competitive pressure in Latin America and Asia. Operating earnings of $963 million increased $98 million, or 11 percent, on volume growth, partially offset by declines in local price and increased product costs, primarily driven by higher soybean royalties.
Year-to-date segment net sales of $7,374 million increased $370 million, or 5 percent, on growth in volume and local price, partially offset by portfolio changes. Volume growth was driven by a change in the timing of seed deliveries, including the southern U.S. route-to-market change, increased insecticide and fungicide sales, higher soybean sales in North America, and increased sunflower and corn sales in Europe. The change in timing of seed deliveries benefited year-to-date segment net sales by approximately $200 million. These increases were partially offset by lower North America corn seed volumes impacted by an expected decrease in corn area. Pricing growth was realized by double-digit increases in Brazil driven by the continued expansion of Pioneer® brand hybrids with Leptra® insect protection and increases in sunflower seed pricing in Europe, partially offset by price declines in crop protection due to competitive pressure in Latin America and Asia. Operating earnings of $2,199 million increased $233 million, or 12 percent, on growth in volume and local price.

Electronics & Communications - Second quarter 2017 segment net sales of $546 million increased $52 million, or 11 percent, as volume growth more than offset a decline in local price, and a negative impact from currency. Volume growth was due to increased demand in consumer electronics and semiconductor markets, as well as stronger photovoltaic material sales. Operating earnings of $116 million increased $23 million, or 25 percent, as volume growth more than offset declines in local price.

Year-to-date segment net sales of $1,056 million increased $110 million, or 12 percent, on volume growth, partially offset by a decline in local price and a negative impact from currency. Volume growth was due to increased demand in consumer electronics and semiconductor markets, as well as stronger photovoltaic material sales. Operating earnings of $205 million increased $53 million, or 35 percent, primarily on volume growth and the absence of a $16 million prior year litigation expense, partially offset by lower local price. Operating earnings included a gain on the sale of a business offset by costs associated with a legal matter.
Industrial Biosciences - Second quarter 2017 segment net sales $395 million increased $40 million, or 11 percent, as growth in volume and local price was partially offset by a negative impact from currency. Broad-based volume growth was driven by increased demand for biomaterials in apparel and carpeting, bioactives in the grain processing market, and clean technologies. Growth in local price was due to biomaterials in carpeting. Operating earnings of $76 million increased $14 million, or 23 percent, on volume growth and mix enrichment, partially offset by higher costs.

Year-to-date segment net sales of $763 million, increased $56 million, or 8 percent, as volume growth and local price gains were partially offset by a negative impact from currency. Volume growth was driven by increased demand for biomaterials in apparel and carpeting and, bioactives in the grain processing market. Local price gains were due to biomaterials in carpeting. Operating earnings of $151 million increased $26 million, or 21 percent, on volume growth and mix enrichment, partially offset by higher costs.

Nutrition & Health - Second quarter 2017 segment net sales of $818 million decreased $17 million, or 2 percent, as portfolio changes, lower local price and a negative impact from currency, were partially offset by volume growth. The negative impact from portfolio changes was due to the absence of sales related to the global food safety diagnostic business sold in February 2017. Increased demand in probiotics was partially offset by declines in protein solutions and systems and texturants. Operating earnings of $135 million increased $5 million, or 4 percent, on volume growth.

Year-to-date segment net sales of $1,607 million decreased $29 million, or 2 percent on portfolio changes and the negative impact from currency. Volume growth in probiotics was offset by declines in systems and texturants and protein solutions. The unfavorable portfolio impact was due to the absence of sales related to the global food safety diagnostic business sold in February 2017. Operating earnings of $256 million increased $22 million, or 9 percent, on plant productivity, mix enrichment and cost savings, partially offset by portfolio changes.

Performance Materials - Second quarter 2017 segment net sales of $1,381 million increased $46 million, or 3 percent, as increases in local price and volume were partially offset by a negative impact from currency. Higher local price for polymers was driven by price increases to mitigate higher raw material costs. Increased demand for polymers in automotive markets and increased demand for high-performance parts in semi-conductor and aerospace markets drove increased volumes, partially offset by lower ethylene sales due to the planned turnaround of the ethylene cracker in the second quarter. Operating earnings of $329 million increased $4 million, or 1 percent, as increases in volume and local price, and the absence of costs associated with a contractual claim, were largely offset by higher raw material costs.

Year-to-date segment net sales of $2,749 million increased $165 million, or 6 percent, as growth in volume and local price was partially offset by a negative impact from currency. Increased demand for polymers in automotive markets and increased demand for high-performance parts in semi-conductor and aerospace markets drove increased volumes, partially offset by lower ethylene sales due to the planned turnaround of the ethylene cracker in the second quarter. Operating earnings of $684 million increased $86 million, or 14 percent, driven by volume growth, cost savings, and the absence of costs associated with a contractual claim, partially offset by higher raw material costs.

Protection Solutions - Second quarter 2017 segment net sales of $801 million increased $15 million, or 2 percent, as volume growth was partially offset by lower local price, unfavorable mix and the negative impact from currency. Broad-based volume growth was led by improved demand for Tyvek® protective material in medical packaging and protective apparel and Nomex® thermal-resistant fiber in oil and gas markets. Volume growth was partially offset by unfavorable mix in Nomex® and Kevlar®, and lower local price in surfaces due to competitive pressure. Operating earnings of $191 million increased $3 million, or 2 percent, as volume growth more than offset unfavorable mix, lower local price and higher raw material costs.

Year-to-date segment net sales of $1,548 million increased $33 million, or 2 percent, as volume growth was partially offset by unfavorable mix and the negative impact from currency. Broad-based volume growth was driven by increased demand for Nomex® in oil and gas markets, Kevlar® for composite structures, Tyvek® in medical packaging and protective apparel, and surfaces. Volume growth was partially offset by the impacts of unfavorable mix in Tyvek® and Nomex®, and lower local price in Kevlar® and surfaces due to competitive pressure. Operating earnings of $368 million increased $4 million, or 1 percent, as volume growth was partially offset by unfavorable mix, lower local price, and higher raw material costs.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2016 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the six months ended June 30, 2017.

(Dollars in millions)	June 30, 2017	December 31, 2016
Cash, cash equivalents and marketable securities	$6,228	$5,967
Total debt	13,559	8,536

The company's cash, cash equivalents and marketable securities at June 30, 2017 and December 31, 2016 are $6.2 billion and $6.0 billion, respectively.

Total debt as of June 30, 2017 was $13.6 billion, a $5.0 billion increase from December 31, 2016. This increase was due primarily to the May 2017 Debt Offering as well as increased borrowings from commercial paper and the Repurchase Facility used primarily to fund seasonal working capital requirements.

In May 2017, the company completed an underwritten public offering of $1.25 billion of the company's 2.20 percent Notes due 2020 and $750 million of the company's Floating Rate Notes due 2020 (the May 2017 Debt Offering). The proceeds of this offering were used to make a discretionary pension contribution to the company's principal U.S. pension plan, as discussed below. The company will be required to redeem all of the Notes associated with the May 2017 Debt Offering at a redemption price equal to 100 percent of the aggregate principal amount plus any accrued and unpaid interest upon the announcement of the record date for the separation of either the agriculture or specialty products business, or the entry into an agreement to sell all or substantially all of the assets of either business to a third party.

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended from time to time, the Term Loan Facility). In the first quarter of 2017, the Term Loan Facility was amended to extend the date on which the commitment to lend terminates. As a result, DuPont may make up to seven term loan borrowings through July 27, 2018; amounts repaid or prepaid are not available for subsequent borrowings. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. As of June 30, 2017, the company had borrowed $500 million and had unused commitments of $4.0 billion under the Term Loan Facility. DuPont may elect to borrow under the Term Loan Facility to meet its short-term liquidity needs.

The Term Loan Facility and the amended revolving credit facility contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to DuPont’s long-term public debt. The Term Loan Facility and the amended revolving credit facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667. At June 30, 2017, the company was in compliance with this financial covenant.

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

The company has access to approximately $7.8 billion in unused credit lines, a decrease of $0.1 billion from $7.9 billion as of December 31, 2016. These unused credit lines provide support to meet the company's short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance plans in the event of a change in control, repayment and refinancing of debt, working capital, capital expenditures and repurchases and redemptions of securities.

The company previously anticipated making contributions of approximately $230 million to its principal U.S. pension plan in 2017. During the six months ended June 30, 2017, the company made total contributions of $2.9 billion to its principal U.S pension plan, an increase of approximately $2.7 billion reflecting discretionary contributions. The discretionary contribution was funded through the May 2017 Debt Offering, as discussed above; short-term borrowings, including commercial paper issuance; and cash.

Summary of Cash Flows
Cash used for operating activities was $4.1 billion for the six months ended June 30, 2017 compared to $1.5 billion during the same period in 2016. The $2.6 billion increase was due primarily to higher pension contributions, as discussed above.

Cash used for investing activities was $1.9 billion for the six months ended June 30, 2017 compared to $0.4 billion during the same period in 2016. The $1.5 billion increase was due primarily to increased net purchases of marketable securities, partially offset by lower net payments from foreign currency contracts.

Cash provided by financing activities was $4.5 billion for the six months ended June 30, 2017, compared to $1.0 billion during the same period last year. The $3.5 billion increase was due primarily to the May 2017 Debt Offering and increased short-term borrowings in commercial paper for seasonal working capital requirements.

Dividend payments to shareholders during the six months ended June 30, 2017 totaled $0.7 billion.  In April and July of 2017, the Board of Directors declared second and third quarter common stock dividends of $0.38 per share. The company has paid quarterly consecutive dividends since the company's first dividend in the fourth quarter 1904.

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

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2016 can be found in the company's 2016 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements. The company's contractual obligations at June 30, 2017 have increased approximately $2 billion versus prior year end. The increase is driven by the May 2017 Debt Offering. See Note 10 to the interim Consolidated Financial Statements for further discussion of the company's debt offering.

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

As of June 30, 2017, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

La Porte Plant, La Porte, Texas - OSHA Release Incident Citations
In May 2015, the Occupational Safety & Health Administration (OSHA) cited the company in connection with the November 2014 release for fourteen violations (twelve serious, one repeat and one other-than-serious) with an aggregate associated penalty of $99,000. In the second quarter 2017, OSHA and the company settled the Release Incident matter. The company agreed to pay penalties of $106,375 for ten violations (two repeat, seven serious and one other-than-serious). Four violations were withdrawn. The settlement is pending judicial approval and is expected to be finalized in the third quarter.

La Porte Plant, La Porte, Texas - OSHA Process Safety Management (PSM) Audit
In 2015, OSHA conducted a PSM audit of the Crop Protection and Fluoroproducts units at the La Porte Plant. In July 2015, OSHA cited the company for three willful, one repeat and five serious PSM violations and placed the company in its Severe Violator Enforcement Program. OSHA has proposed a penalty of $273,000. In the second quarter 2017, OSHA and the company settled the PSM Audit matter. The company agreed to pay penalties of $285,848 for seven violations (four repeat and three serious). Two violations were withdrawn and all willful violations were reclassified. The settlement is pending judicial approval and is expected to be finalized in the third quarter.

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
The completion of the Mergers is subject to the satisfaction or waiver of a number of conditions. Those conditions include: (i) the receipt of certain domestic and foreign regulatory approvals under competition laws, including receipt of approvals by certain regulators of the respective purchasers in relation to the FMC Transactions, EAA Transaction and the Brazil Seeds Transaction; (ii) the absence of certain governmental restraints or prohibitions preventing completion of the DuPont Merger or the Dow Merger; (iii) the approval of the shares of DowDuPont Common Stock to be issued to DuPont stockholders and Dow stockholders for listing on the NYSE; (iv) the reasonable determination by DuPont and Dow that neither the DuPont Merger nor the Dow Merger will constitute an acquisition of a 50 percent or greater interest in Dow or DuPont, under Section 355(e) of the Code; (v) the truth and correctness of the representations and warranties made by both parties (generally subject to certain “materiality” and “material adverse effect” qualifiers); (vi) the performance by DuPont and Dow of their respective obligations under the Merger Agreement in all material respects; and (vii) the receipt by both parties of legal opinions from their respective tax counsels with respect to the tax-free nature of each of the Mergers.

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

Item 5. OTHER INFORMATION
In anticipation of and to facilitate the Intended Business Separations post the merger with Dow, DuPont is planning for the internal separation of the three businesses, both domestically and internationally, through a series of transactions that are intended to be tax-efficient from both a United States and foreign perspective (collectively, the DuPont Internal Separations). See Note 2 to the interim Consolidated Financial Statements for more information regarding the merger and the Intended Business Separations. The DuPont Internal Separations are currently expected to consist of two phases: (i) a series of internal transactions undertaken by DuPont to separate the businesses underneath DuPont including multiple distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code, followed by (ii) internal distributions by DuPont, as a subsidiary of DowDuPont, to DowDuPont of entities owning collectively the businesses to be owned by the two intended independent companies as opposed to DuPont, which distributions are intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code. As part of the DuPont Internal Separations, through transactions that include distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code, DuPont also currently expects to separate more fully the internal legal structure of its specialty products businesses (its electronics and communications business, its industrial biosciences business, its nutrition and health business, and its protection solutions business) so that each business is owned by a separate intermediate corporation owned, in turn, by DowDuPont.

The DuPont Internal Separations are expected to occur in the United States and in (or involving entities domiciled in) various jurisdictions, including (but not limited to) Australia, Brazil, Canada, China, Colombia, Hong Kong, India, Japan, Korea, Luxembourg, Mexico, Netherlands, Russia, Singapore, Spain, Switzerland, Taiwan, and Thailand. Following the completion of the DuPont Internal Separations, DuPont expects that DowDuPont will effectuate the Intended Business Separations, pending DowDuPont Board approval, by means of distributions to its public shareholders of the capital stock of two entities each owning businesses currently owned by DuPont, in distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code.

The DuPont subsidiaries, or their successors, that are anticipated to be distributing corporations in the DuPont Internal Separations (each in one or more tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code) include the following: New Asia Holdco B.V.; DuPont China Holding Company Limited; DuPont China, Ltd.; SP International Holding 4 BV; E.I. DuPont India Private Limited; DuPont Kabushiki Kaisha; DuPont Specialty Products KK; DuPont - Toray Company, Ltd; Du Pont Company (Singapore) Pte Ltd; DuPont Taiwan Ltd; DuPont International BV; DuPont Textiles & Interiors Delaware, Ltd; DuPont (Thailand) Co, Ltd; DuPont do Brasil S.A.; DuPont Holdco Spain III SL; DuPont de Colombia, S.A ; DuPont Mexicana, S de RL de CV; DuPont Corporaciones S de RL de CV; DuPont Latin America, Inc; DuPont Science and Technologies LLC ; DuPont Asturias, S.L.; DuPont de Nemours International S.a.r.l; DuPont Technology (Luxembourg) S.a.r.l; DPC (Luxembourg) S.a.r.l; DuPont Contern (Luxembourg) S.a.r.l; DuPont Acquisition (Luxembourg) S.a.r.l; DuPont Holding Netherlands BV; DuPont C.H. (f/k/a DuPont Korea Y.H.; SP Korea, LLC; DuPont Operations Inc; E&C EMEA Holding 2 BV; E&C International Holding; DuPont Chemical and Energy Operations, Inc; Danisco Holding USA Inc; E. I. du Pont de Nemours and Company; PM Diamond, Inc; 1811324 Ontario Limited, Hickory Holdings, Inc.; DuPont Asia Pacific, Inc., and Pioneer Hi-Bred International, Inc.

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	July 25, 2017

By:	/s/ Nicholas C. Fanandakis

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

10.16*
Form of 2016 Award Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2017).

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

10.21**
Master Repurchase Agreement by and among Cooperatieve Rabobank, U.A. (New York Branch), The Bank of Tokyo Mitsubishi UFJ Ltd. (New York Branch) and PHI Financial Services, Inc. dated as of January 31, 2017 (incorporated by reference to Exhibit 10.21 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2016).

10.22**
Master Framework Agreement by and among Cooperatieve Rabobank, U.A. (New York Branch), The Bank of Tokyo Mitsubishi UFJ Ltd. (New York Branch) and PHI Financial Services, Inc. dated as of January 31, 2017 (incorporated by reference to Exhibit 10.22 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2016).

10.23*
Form of 2017 Award Terms under the Company's Equity and Incentive Plan (incorporated by reference to Exhibit 10.23 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2017).

10.24**
Amendment No. 1, dated March 31, 2017, to the Agreement and Plan of Merger, dated as of December 11, 2015 by and among the Company, The Dow Chemical Company, Diamond Merger Sub, Inc., Orion Merger Sub, Inc. and Diamond-Orion HoldCo, Inc. (n/k/a DowDuPont Inc.) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K (Commission file number 1-815) dated March 31, 2017).

10.25**
Transaction Agreement, dated as of March 31, 2017, by and between the Company and FMC Corporation (incorporated by reference to Exhibit 10.25 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2017).

10.26	Purchase Price Allocation Side Letter Agreement, dated as of May 12, 2017, by and between the Company and FMC Corporation.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

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