Form 10-Q
period 2017-09-30
DUPONT E I DE NEMOURS & CO
filed 2017-11-06
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The Registrant had 100 shares of common stock, $0.30 par value, outstanding at September 30, 2017, all of which are held by DowDuPont Inc.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Successor	Predecessor
(In millions, except per share amounts)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Net sales	$1,735	$2,991	$4,646	$17,281	$18,306
Cost of goods sold	1,511	1,975	2,997	10,205	10,923
Other operating charges		136	172	504	490
Research and development expense	116	278	378	1,064	1,159
Selling, general and administrative expenses	267	798	970	3,306	3,227
Amortization of intangibles	89
Restructuring and asset related charges - net	40	11	172	323	162
Integration and separation costs	71
Sundry income (expense) - net	88	(112)	(15)	166	407
Interest expense	27	71	93	254	278
(Loss) Income from continuing operations before income taxes	(298)	(390)	(151)	1,791	2,474
(Benefit from) provision for income taxes on continuing operations	(23)	(132)	(85)	149	559
(Loss) Income from continuing operations after income taxes	(275)	(258)	(66)	1,642	1,915
(Loss) Income from discontinued operations after income taxes	(20)	29	72	119	347
Net (loss) income	(295)	(229)	6	1,761	2,262
Net (loss) income attributable to noncontrolling interests	(2)	5	4	20	14
Net (loss) income attributable to DuPont	$(293)	$(234)	$2	$1,741	$2,248
Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share of common stock from continuing operations		$(0.30)	$(0.08)	$1.86	$2.17
Basic earnings per share of common stock from discontinued operations		0.03	0.08	0.13	0.40
Basic (loss) earnings per share of common stock		$(0.27)	$—	$2.00	$2.56
Diluted (loss) earnings per share of common stock:
Diluted (loss) earnings per share of common stock from continuing operations		$(0.30)	$(0.08)	$1.85	$2.16
Diluted earnings per share of common stock from discontinued operations		0.03	0.08	0.13	0.39
Diluted (loss) earnings per share of common stock		$(0.27)	$—	$1.99	$2.55
Dividends declared per share of common stock		$0.38	$0.38	$1.14	$1.14

See Notes to the Consolidated Financial Statements beginning on page 9.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Net (loss) income	$(295)	$(229)	$6	$1,761	$2,262
Other comprehensive (loss) income - net of tax:
Unrealized gains on investments	—	—	5	—	11
Cumulative translation adjustments	(572)	389	114	1,042	187
Adjustments to pension benefit plans	—	50	(16)	247	(1,271)
Adjustments to other benefit plans	—	3	(11)	10	(230)
Derivative instruments	—	1	(2)	(10)	32
Total other comprehensive (loss) income	(572)	443	90	1,289	(1,271)
Comprehensive (loss) income	(867)	214	96	3,050	991
Comprehensive (loss) income attributable to noncontrolling interests - net of tax	(2)	5	4	20	14
Comprehensive (loss) income attributable to DuPont	$(865)	$209	$92	$3,030	$977

See Notes to the Consolidated Financial Statements beginning on page 9.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)

	Successor	Predecessor
(In millions, except share amounts)	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$4,754	$4,548
Marketable securities	1,826	1,362
Accounts and notes receivable - net	7,898	4,959
Inventories	8,783	5,350
Other current assets	371	505
Assets held for sale- current	3,171	789
Total current assets	26,803	17,513
Investment in nonconsolidated affiliates	1,675	649
Property, plant and equipment - net of accumulated depreciation (September 30, 2017 - $121; December 31, 2016 - $14,164)	11,902	8,851
Goodwill	45,213	4,169
Other intangible assets	27,668	3,664
Deferred income taxes	491	3,308
Other assets	2,068	1,810
Total Assets	$115,820	$39,964
Liabilities and Equity
Current liabilities
Short-term borrowings and capital lease obligations	$5,920	$429
Accounts payable	3,694	3,678
Income taxes payable	134	101
Accrued and other current liabilities	2,477	4,650
Liabilities held for sale - current	108	74
Total current liabilities	12,333	8,932
Long-Term Debt	9,815	8,107
Other Noncurrent Liabilities
Deferred income tax liabilities	9,443	425
Pension and other post employment benefits - noncurrent	8,015
Other noncurrent obligations	1,976	12,304
Total noncurrent liabilities	29,249	20,836
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at September 30, 2017 and December 31, 2016:
$4.50 Series – 1,673,000 shares (callable at $120)	169	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; issued at September 30, 2017 - 100 and December 31, 2016 – 950,044,000	—	285
Additional paid-in capital	74,706	11,190
(Accumulated deficit) retained earnings	(295)	14,924
Accumulated other comprehensive loss	(572)	(9,911)
Common stock held in treasury, at cost (Shares: December 31, 2016 – 87,041,000)	—	(6,727)
Total DuPont stockholders’ equity	74,078	9,998
Noncontrolling interests	160	198
Total equity	74,238	10,196
Total Liabilities and Equity	$115,820	$39,964

See Notes to the Consolidated Financial Statements beginning on page 9.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Operating activities
Net (loss) income	$(295)	$1,761	$2,262
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	200	749	979
Provision for deferred income tax	211
Net periodic pension (benefit) cost	(28)	295	474
Pension contributions	(19)	(3,024)	(427)
Net gain on sales of property, businesses, consolidated companies, and investments	(1)	(204)	(385)
Restructuring and asset related charges - net	40
Asset related charges		279	247
Amortization of inventory step-up	429
Other net (gain) loss	(61)	481	421
Change in operating assets and liabilities - net	(786)	(4,286)	(4,598)
Cash used for operating activities	(310)	(3,949)	(1,027)
Investing activities
Capital expenditures	(92)	(687)	(759)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	1	300	240
Acquisitions of businesses - net of cash acquired	3	(246)	—
Investments in and loans to nonconsolidated affiliates	—	(22)	(2)
Purchases of investments	(26)	(5,457)	(1,462)
Proceeds from sales and maturities of investments	1,049	3,977	1,294
Foreign currency exchange contract settlements		(206)	(370)
Other investing activities - net	—	(41)	(16)
Cash provided by (used for) investing activities	935	(2,382)	(1,075)
Financing activities
Change in short-term (less than 90 days) borrowings	588	3,610	2,624
Proceeds from issuance of long-term debt	—	2,734	783
Payments on long-term debt	(41)	(229)	(831)
Repurchase of common stock		—	(416)
Proceeds from exercise of stock options	11	235	118
Dividends paid to stockholders	(326)	(666)	(1,004)
Other financing activities	(2)	(52)	(44)
Cash provided by financing activities	230	5,632	1,230
Effect of exchange rate changes on cash	(69)	187	24
Cash reclassified as held for sale	$(37)	$(31)	$(19)
Increase (decrease) in cash and cash equivalents	$749	$(543)	$(867)
Cash and cash equivalents at beginning of period	4,005	4,548	5,228
Cash and cash equivalents at end of period	$4,754	$4,005	$4,361
See Notes to the Consolidated Financial Statements beginning on page 9.

E.I. du Pont de Nemours and Company
Consolidated Statements of Equity (Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Predecessor
Balance at January 1, 2016	$237	$288	$11,081	$14,510	$(9,396)	(6,727)	207	$10,200
Net income				2,248			14	2,262
Other comprehensive loss					(1,271)			(1,271)
Common dividends ($1.14 per share)				(1,001)			(12)	(1,013)
Preferred dividends				(7)				(7)
Common stock issued - compensation plans			207					207
Common stock repurchased		(1)				(416)	(2)	(419)
Common stock retired			(70)	(343)		416		3
Sale of a majority interest in a consolidated subsidiary			(4)				(4)	(8)
Balance at September 30, 2016	$237	$287	$11,214	$15,407	$(10,667)	$(6,727)	$203	$9,954

Balance at January 1, 2017	$237	$285	$11,190	$14,924	$(9,911)	$(6,727)	$198	10,196
Net income				1,741			20	1,761
Other comprehensive income					1,289			1,289
Common dividends ($1.14 per share)				(991)			(4)	(995)
Preferred dividends				(7)				(7)
Common stock issued - compensation plans		2	273					275
Common stock repurchased								—
Common stock retired		(26)	(1,044)	(5,657)		6,727		—
Sale of a majority interest in a consolidated subsidiary							(2)	(2)
Balance at August 31, 2017	$237	$261	$10,419	$10,010	$(8,622)	$—	$212	$12,517

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Successor
Balance at September 1, 2017 (remeasured upon Merger)	$239	$—	$74,680	$—	$—	$—	$162	$75,081
Net loss				(293)			(2)	(295)
Other comprehensive loss					(572)			(572)
Issuance of parent company stock			11					11
Stock-based compensation			15					15
Other				(2)				(2)
Balance at September 30, 2017	$239	$—	$74,706	$(295)	$(572)	$—	$160	$74,238

See Notes to the Consolidated Financial Statements beginning on page 9.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

E.I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Interim Financial Statements
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2016, collectively referred to as the “2016 Annual Report”.  The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

Principles of Consolidation and Basis of Presentation
DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Dow") and E. I. du Pont de Nemours and Company ("DuPont") (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Dow and DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. DowDuPont intends to pursue, subject to the receipt of approval by the board of directors of DowDuPont, the separation of the combined company's agriculture business, specialty products business and material science business through a series of tax-efficient transactions (collectively, the Intended Business Separations).

For purposes of DowDuPont's financial statement presentation, Dow was determined to be the accounting acquirer in the Merger and DuPont's assets and liabilities are reflected at fair value as of the Merger Effectiveness Time. In connection with the Merger and the related accounting determination, DuPont has elected to apply push-down accounting and reflect in its financial statements, the fair value of its assets and liabilities. DuPont's interim Consolidated Financial Statements for periods following the close of the Merger are labeled “Successor” and reflect DowDuPont’s basis in the fair values of the assets and liabilities of DuPont. All periods prior to the closing of the Merger reflect the historical accounting basis in DuPont's assets and liabilities and are labeled “Predecessor.” The interim Consolidated Financial Statements and Footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. See Note 3 for additional information on the Merger.

Transactions between DowDuPont, DuPont, Dow and their affiliates and other associated companies are reflected in the Successor consolidated financial statements and disclosed as related party transactions when material. Related party transactions with DowDuPont and Dow and their affiliates were not material as of September 30, 2017 and for the period September 1 through September 30, 2017.

As a condition of the regulatory approval for the Merger Transaction, the company is required to divest certain assets related to its Crop Protection business and research and development ("R&D") organization, specifically the company’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® and Indoxacarb as well as the Crop Protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs. On March 31, 2017, the company entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, FMC will acquire the Crop Protection business and R&D assets that DuPont is required to divest in order to obtain European Commission ("EC") approval of the Merger Transaction as described above, (the "Divested Ag Business") and DuPont has agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products, (the "Acquired H&N Business") (collectively, the "FMC Transactions"). This transaction closed on November 1; see Note 4 for further information regarding the closing.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities related to the Divested Ag Business at September 30, 2017 are presented as held for sale in the interim Consolidated Balance Sheet. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within income from discontinued operations after income taxes for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The cash flows and comprehensive income related to the Divested Ag Business have not been segregated and are included in the interim Condensed Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Amounts related to the Divested Ag Business are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 4 for further information.

On July 1, 2015, the company completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company ("Chemours"). In accordance with GAAP, the results of operations of the Performance Chemicals segment are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding.

Certain reclassifications of prior year's data have been made to conform to current year's presentation. As described in Note 2, effective January 1, 2017, the company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. In conjunction with the adoption of this ASU, the company retrospectively reclassified cash flows related to income tax impacts associated with employee share-based payments in the interim Condensed Consolidated Statements of Cash Flows, as described in Note 2.

Significant Accounting Policies
The company's accounting policies described below have been aligned with DowDuPont as a result of the Merger. See Note 1 in the 2016 Annual Report for information on DuPont's other significant accounting policies.

Cost of Goods Sold
Successor periods - Cost of goods sold primarily includes the cost of manufacture and delivery, ingredients or raw materials, direct salaries, wages and benefits and overhead, non-capitalizable costs associated with capital projects and other operational expenses.

Predecessor periods - Cost of goods sold primarily includes the cost of manufacture and delivery, ingredients or raw materials, direct salaries, wages and benefits and overhead.

Other Operating Charges
Predecessor periods - Other operating charges includes product claim charges and recoveries, non-capitalizable costs associated with capital projects and other operational expenses.

Selling, General and Administrative Expenses
Successor periods - Selling, general and administrative expenses primarily include selling and marketing expenses, commissions, functional costs, and business management expenses.

Predecessor periods - Selling, general and administrative expenses primarily include selling and marketing expenses, commissions, functional costs, business management expenses and integration and separation costs.

Integration and Separation Costs
Successor periods - Integration and separation costs includes costs incurred to prepare for and close the Merger, post-Merger integration expenses and costs incurred to prepare for the Intended Business Separations. These costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees associated with preparation and execution of these activities.

Changes in Accounting and Reporting
Within the Successor period, DuPont made the following changes in accounting and reporting to harmonize its accounting and reporting with DowDuPont.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Within the Successor period of the interim Consolidated Statements of Operations:

•	Included royalty income within net sales. In the Predecessor periods, royalty income is included within sundry income (expense) - net.

•
Eliminated the other operating charges line item. In the Successor period, these charges are included in costs of goods sold, selling, general and administrative expenses and amortization of intangibles.

•
Presented amortization of intangibles as a separate line item. In the Predecessor periods, amortization is included within selling, general and administrative expenses, other operating charges, and research and development expenses

•	Presented integration and separation costs as a separate line item. In the Predecessor periods, these costs are included within selling, general and administrative expenses.

•
Included interest accrued related to unrecognized tax benefits in the provision for income taxes. In the Predecessor period, interest accrued related to unrecognized tax benefits is included in sundry income (expense) - net.

Within the Successor period of the interim Condensed Consolidated Balance Sheets:

•	Included loans to nonconsolidated affiliates within noncurrent receivables. In the Predecessor period, loans are included within investment in nonconsolidated affiliates.

•	Included accrued discounts and rebates within accounts payable. In the Predecessor period, accrued discounts and rebates are included within accrued and other current liabilities.

•
Included non-current pension liabilities within pension and other post employment benefits - noncurrent. In the Predecessor period, non-current pension liabilities are included within other noncurrent obligations.

Within the Successor period of the interim Condensed Consolidated Statements of Cash Flows:

•
Included foreign currency exchange contract settlements within cash flows from operating activities, regardless of hedge accounting qualification. In the Predecessor period, DuPont reflected non-qualified hedge programs, specifically forward contracts, options and cash collateral activity, within cash flows from investing activities. In the Predecessor period, DuPont reflected cash flows from qualified programs within the line item it related to (i.e., revenue hedge cash flows presented within changes from accounts receivable).

•
Aligned the line items within the "change in operating assets and liabilities - net" to the DowDuPont presentation, including accounts and notes receivable, inventories, accounts payable, and other assets and liabilities. In the Predecessor period, the line item "changes in operating assets and liabilities - net" includes accounts and notes receivable, inventories and other operating assets, accounts payable and other operating liabilities, and accrued interest and income taxes.

Use of Estimates
In connection with the Merger, DowDuPont has performed a preliminary allocation of the total consideration exchanged for the DuPont assets and liabilities it acquired using preliminary estimates. The estimates are subject to change as discussed in Note 3.

Segments
Prior to the Merger, DuPont's reportable segments included Agriculture, Electronics & Communication, Industrial Biosciences, Nutrition & Health, Performance Materials, Protection Solutions and Other. Effective with the Merger, DuPont’s business activities are components of its parent company’s business operations. DuPont’s business activities, including the assessment of performance and allocation of resources, will be reviewed and managed by DowDuPont. Information used by the chief operating decision maker of DuPont relates to the company in its entirety. Accordingly, there are no separate reportable business segments for DuPont under Accounting Standards Codification ("ASC") Topic 280 “Segment Reporting” and DuPont's business results are reported in this Form 10-Q as a single operating segment.

Note 2. Recent Accounting Guidance

Recently Adopted Accounting Guidance
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The primary impact of adoption was the recognition of excess tax benefits in the company's provision for income taxes rather than additional paid-in capital, which is applied prospectively in accordance with the guidance. Adoption of the new standard resulted in the recognition of $5 million, $30 million and $0 million of excess tax benefits in the company's provision for income taxes rather than additional paid-in capital for the period July 1 through August 31, 2017, the period January 1 through August 31, 2017, and the period September 1 through September 30, 2017, respectively.
The company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in a decrease to both net cash used for operating activities and net cash provided by financing activities of $22 million for the nine months ended September 30, 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares resulted in a decrease to both net cash used for operating activities and net cash provided by financing activities of $28 million for the nine months ended September 30, 2016.
The remaining updates required by this standard did not have a material impact to the company’s interim Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of September 30, 2017
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged items in the financial statements. For cash flow and net investment hedges existing as of the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which an entity adopts. Presentation and disclosure guidance is required to be adopted prospectively. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted in any interim period. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The company is currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The new standard must be adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic benefit cost in assets. The company plans to adopt this guidance in the first quarter of 2018 and is currently evaluating the impact on the Consolidated Financial Statements and related disclosures. See Note 15 for the components of net periodic benefit cost.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. In connection with the Merger Transaction, the company adopted the policy of the parent company and will perform its annual goodwill impairment test in the fourth quarter. Previously, the annual impairment test was performed in the third quarter. The company is planning to early adopt the new guidance for the annual goodwill impairment test that will be performed in the fourth quarter of 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The new guidance narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the "set") is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and should be applied prospectively. Early adoption is permitted. The company will adopt this standard on January 1, 2018 and will apply it prospectively to all applicable transactions after the adoption date.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The new guidance requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The company plans to adopt this guidance in the first quarter of 2018 with the expectation that this guidance will have an immaterial impact on the Consolidated Financial Statements and related disclosures.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Business Combinations

Acquisition of Granular, Inc.
On August 31, 2017, the Company acquired Granular, Inc., a leading provider of software and analytics tools that helps farms improve efficiency, profitability, and sustainability.  The purchase price was approximately $250 million and was primarily allocated to goodwill, developed technology and customer relationships.The fair value of the acquired assets relate to Granular, Inc. are included in the fair value measurement of  DuPont’s assets and liabilities as a result of the application of push down accounting in connection with the Merger discussed below.

Merger with Dow
Upon completion of the Merger, (i) each share of common stock, par value $0.30 per share, of the company (the “DuPont Common Stock”) was converted into the right to receive 1.2820 fully paid and non-assessable shares of DowDuPont common stock, par value $0.01 per share, ("DowDuPont Common Stock"), in addition to cash in lieu of any fractional shares of DowDuPont Common Stock, and (ii) each share of DuPont Preferred Stock—$4.50 Series and DuPont Preferred Stock—$3.50 Series (collectively, the “DuPont Preferred Stock”) issued and outstanding immediately prior to the Merger Effectiveness Time remains issued and outstanding and was unaffected by the Mergers.

As provided in the Merger Agreement, at the Merger Effectiveness Time, all options relating to shares of DuPont Common Stock that were outstanding immediately prior to the effective time of the Mergers were generally automatically converted into options relating to shares of DowDuPont Common Stock and all restricted stock units and performance based restricted stock units relating to shares of DuPont Common Stock that were outstanding immediately prior to the effective time of the Mergers were generally automatically converted into restricted stock units relating to shares of DowDuPont Common Stock, in each case, after giving effect to appropriate adjustments to reflect the Mergers and otherwise generally on the same terms and conditions as applied under the applicable plans and award agreements immediately prior to the Merger Effectiveness Time. See Note 16 for further discussion.

Prior to the Merger, shares of DuPont Common Stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended and listed on the New York Stock Exchange (the “NYSE”). As a result of the Merger, on August 31, 2017, the company requested that the NYSE withdraw the shares of DuPont Common Stock from listing on the NYSE and filed a Form 25 with the U.S. Securities and Exchange Commission ("SEC") to report that DuPont Common Stock is no longer listed on the NYSE. DuPont continues to have Preferred Stock outstanding and it remains listed on the NYSE. DowDuPont Common Stock is listed and trades on the NYSE, ticker symbol DWDP.

As a condition of the regulatory approval of the Merger, DuPont was required to divest a portion of its Crop Protection business, including certain research and development capabilities. See Note 4 for additional information.

DuPont and Dow intend to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont, the separation of the combined company’s agriculture, specialty products and material science businesses through a series of tax-efficient transactions (collectively, the Intended Business Separations).

Preliminary Allocation of Purchase Price
Based on an evaluation of the provisions of ASC 805, "Business Combinations", Dow was determined to be the accounting acquirer in the Merger. DowDuPont has applied the acquisition method of accounting with respect to the assets and liabilities of DuPont, which have been measured at fair value as of the date of the Merger. In connection with the Merger and the related accounting determination, DuPont has elected to apply push-down accounting and reflect in its financial statements, the fair value of assets and liabilities. Such fair values have been reflected in the Successor Consolidated Financial Statements.

DuPont's assets and liabilities were measured at estimated fair values as of the Merger Effectiveness Time, primarily using Level 3 inputs. Estimates of fair value represent management's best estimate which require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.

The total fair value of consideration transferred for the Merger was approximately $74,680 million. Total consideration is comprised of the equity value of the DowDuPont shares as of the Merger Effectiveness Time, that were issued in exchange for DuPont shares, the cash value for fractional shares, and the portion of DuPont's share awards and share options earned as of the Merger Effectiveness Time. Share awards and share options converted to DowDupont equity instruments, but not vested, were $144 million as of August 31, 2017, which will be expensed over the remaining future vesting period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of consideration exchanged as a result of the Merger:

Consideration In millions (except exchange ratio)
DuPont Common Stock outstanding as of the Merger Effectiveness Time	868.3
DuPont exchange ratio	1.2820
DowDuPont Common Stock issued in exchange for DuPont Common Stock	1,113.2
Fair value of DowDuPont Common Stock issued [1]	$74,195
Fair value of DowDuPont equity awards issued in exchange for outstanding DuPont equity awards [2]	485
Total consideration	$74,680

1.	Amount was determined based on the price per share of Dow Common Stock of $66.65 on August 31, 2017.

2.
Represents the fair value of replacement awards issued for DuPont's equity awards outstanding immediately before the Merger and attributable to the service periods prior to the Merger. The previous DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock.

The acquisition method of accounting requires, among other things, that identifiable assets acquired and liabilities assumed be recognized on the balance sheet at the fair values as of the acquisition date. In determining the fair value, DowDuPont utilized various forms of the income, cost and market approaches depending on the asset or liability being fair valued. The estimation of fair value required significant judgment related to future net cash flows (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Inputs were generally determined by taking into account historical data, supplemented by current and anticipated market conditions, and growth rates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the preliminary fair value that was allocated to DuPont's assets and liabilities based upon fair values as determined by DowDuPont. The valuation process to determine the fair values is not yet complete. The company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the Merger. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Fair Value of DuPont Assets and Liabilities as of the Merger Effectiveness Time
(In millions)
Fair Value of Assets
Cash and cash equivalents	$4,005
Marketable securities	2,849
Accounts and notes receivable - net	7,851
Inventories	8,886
Other current assets	360
Investment in nonconsolidated affiliates	1,685
Assets held for sale - current	3,184
Property, plant and equipment - net	12,122
Goodwill [1]	45,501
Other intangible assets [1]	27,844
Deferred income tax assets	487
Other assets	2,076
Total Assets	$116,850
Fair Value of Liabilities
Short-term borrowings and capital lease obligations	$5,319
Accounts payable	3,283
Income taxes payable	140
Accrued and other current liabilities	3,517
Liabilities held for sale - current	104
Long-term debt	9,878
Deferred income tax liabilities	9,408
Pension and other post employment benefits - noncurrent [2]	8,092
Other noncurrent obligations	2,028
Total Liabilities	$41,769
Noncontrolling interests	162
Preferred stock	239
Fair Value of Net Assets (Consideration for the Merger)	$74,680

1.	See Note 11 for additional information.

2.	Includes pension and other post employment benefits as well as long-term disability obligations.

The significant fair value adjustments included in the preliminary allocation of purchase price are discussed below.

Inventories
Inventory is primarily comprised of finished products of $5,115 million, semi-finished products of $3,066 million and raw materials of $705 million. Fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. Fair value of work-in-process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The fair value of raw materials was determined to approximate the historical carrying value. For inventory accounted for under the first-in, first-out method and average cost method, the preliminary fair value step-up of inventory will be recognized in costs of goods sold as the inventory is sold. The pre-tax amount recognized for the period September 1 through September 30, 2017, was $429 million, of which $360 million is reflected in costs of goods sold within loss from continuing operations before income taxes and $69 million is reflected in loss from discontinued operations after income taxes in the Consolidated Statements of Operations. For inventory accounted for under the last-in, first-out ("LIFO") method, the preliminary fair value of inventory becomes the LIFO base layer inventory.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant & Equipment
Property, plant and equipment is comprised of land and land improvements of $967 million, buildings of $2,615 million, machinery and equipment of $7,540 million and construction in progress of $1,000 million. The preliminary estimated fair value of property and equipment was primarily determined using a market approach for land and certain types of equipment, and a replacement cost approach for property and equipment. The market approach for certain types of equipment represents a sales comparison that measures the value of an asset through an analysis of sales and offerings of comparable assets. The replacement cost approach used for all other depreciable property and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

Goodwill
The excess of the consideration for the Merger over the preliminary net fair value of assets and liabilities was recorded as goodwill. The Merger resulted in the recognition of $45,501 million of goodwill, which is not deductible for tax purposes. Goodwill largely consists of expected cost synergies resulting from the Merger and the Intended Business Separations, the assembled workforce of DuPont and future technology and customers. Cost synergies will be achieved through a combination of workforce consolidations and savings from actions such as procurement synergies, harmonizing energy contracts at large sites, optimizing warehouse and logistics footprints, implementing materials and maintenance best practices and leveraging existing research and development knowledge management systems.

Other Intangible Assets
Other intangible assets primarily consist of customer-related, developed technology, trademarks and trade names and germplasm. The preliminary customer-related value was determined using the excess earnings method while the preliminary developed technology, trademarks and trade names and germplasm values were primarily determined utilizing the relief from royalty method. Both the excess earnings and relief from royalty methods are forms of the income approach. Refer to Note 11 for further information on other intangible assets.

Income Taxes
The deferred income tax assets and liabilities include the expected future federal, state and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets and liabilities and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates in the jurisdictions in which legal title of the underlying asset or liability resides.

The preliminary fair value of “Deferred income tax assets” includes a $172 million adjustment to establish a valuation allowance for certain historical net operating losses that will not be fully realized as a result of the Merger.  Included in the fair value adjustment related to “Deferred income tax liabilities” is a $546 million adjustment reflecting a change in determination as to the reinvestment strategy of certain foreign operations of the company.

Integration and Separation Costs
Integration and separation costs have been and are expected to be significant. These costs to date primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger. These costs are recorded within Integration and separation costs in the Successor period and the costs are recorded within selling, general and administrative expenses in the Predecessor periods within the Consolidated Statements of Operations.

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Integration and separation costs	$71
Selling, general and administrative expenses		$210	$122	$581	$222

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Divestitures and Other Transactions

Merger Remedy - Divested Ag Business
As a condition of the regulatory approval of the Merger Transaction, the company is required to divest certain assets related to its Crop Protection business and research and development ("R&D") organization, specifically the company’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® and Indoxacarb as well as the Crop Protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs. On March 31, 2017, the company entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, FMC will acquire the Crop Protection business and R&D assets that DuPont is required to divest in order to obtain European Commission ("EC") approval of the Merger Transaction as described above, (the "Divested Ag Business") and DuPont has agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products, (the "Acquired H&N Business") (collectively, the "FMC Transactions"). The assets and liabilities related to the Divested Ag Business at September 30, 2017 are presented as held for sale in the interim Consolidated Balance Sheet. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within (loss) income from discontinued operations after income taxes for all periods presented.

On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the Acquired H&N Business. The preliminary fair value as determined by the company of the Acquired H&N Business is $1,900 million. The FMC Transactions includes cash consideration payment to DuPont of approximately $1,200 million, which reflects the difference in value between the Divested Ag Business and the Acquired H&N Business, subject to  adjustments for inventory of the Divested Ag Business and net working capital of the Acquired H&N Business.

The company will apply the acquisition method of accounting in accordance with ASC 805, Business Combinations, to the Acquired H&N Business which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. As a result of the very recent closing of the FMC Transactions and the company's limited access to Acquired H&N Business information prior to the closing, the initial accounting for the business combination is incomplete at this time. As a result, the company is unable to provide amounts recognized as of the acquisition date for major classes of assets acquired and liabilities assumed. In addition, the company is unable to provide the supplemental pro forma revenue and earnings for the combined business. The company will include this information in its Annual Report on Form 10-K for the year ending December 31, 2017.

The results of operations of the Divested Ag Business are presented as discontinued operations as summarized below:

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Net sales	$116	$191	$271	$1,068	$1,077
Cost of goods sold	110	79	93	412	399
Other operating charges		5	4	17	14
Research and development expenses	9	24	32	95	101
Selling, general and administrative expenses	29	46	46	146	128
Restructuring and asset related charges - net	—	—	—	—	(3)
Sundry income (expense) - net	—	—	(1)	7	—
(Loss) income from discontinued operations before income taxes	(32)	37	95	405	438
(Benefit from) provision for income taxes	(12)	8	16	79	84
(Loss) Income from discontinued operations after income taxes	$(20)	$29	$79	$326	$354

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents depreciation and capital expenditures of the discontinued operations related to the Divested Ag Business:

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Depreciation	$—	$5	$8	$21	$24
Capital expenditures	$4	$—	$8	$8	$18

The carrying amount of major classes of assets and liabilities classified as assets and liabilities held for sale at September 30, 2017 and December 31, 2016 related to the Divested Ag Business consist of the following:

	Successor	Predecessor
(In millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$125	$57
Accounts and notes receivable - net	39	12
Inventories	973	323
Other current assets	1	1
Property, plant and equipment - net	523	380
Goodwill	145	11
Other intangible assets	1,360	—
Other assets	5	5
Assets held for sale	$3,171	$789
Accounts payable	62	27
Accrued and other current liabilities	13	12
Deferred income tax liabilities	—	6
Pension and other post employment benefits - noncurrent	12	—
Other noncurrent obligations	21	29
Liabilities held for sale	$108	$74

Food Safety Diagnostic Sale
In February 2017, the company completed the sale of its global food safety diagnostic business, a part of the Nutrition & Health business, to Hygiena LLC.  The sale resulted in a pre-tax gain of $162 million ($86 million net of tax). The gain was recorded in sundry income (expense) - net in the company's interim Consolidated Statement of Operations for the period January 1 through August 31, 2017.

DuPont (Shenzhen) Manufacturing Limited
In March 2016, the company recognized the sale of its 100 percent ownership interest in DuPont (Shenzhen) Manufacturing Limited to the Feixiang Group. The sale of the entity, which held certain buildings and other assets, resulted in a pre-tax gain of $369 million ($214 million net of tax). The gain was recorded in sundry income (expense) - net in the company's interim Consolidated Statement of Operations for the nine months ended September 30, 2016.
Performance Chemicals
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Separation"). In connection with the Separation, the company and The Chemours Company ("Chemours") entered into a Separation Agreement, discussed below, and a Tax Matters Agreement and certain ancillary agreements, including an employee matters agreement, agreements related to transition and site services, and intellectual property cross licensing arrangements. In addition, the companies have entered into certain supply agreements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In 2017, DuPont and Chemours amended the Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for a period of five years beginning July 6, 2017. See Note 13 for further information. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At September 30, 2017, the indemnified assets are $96 million within accounts and notes receivable - net and $342 million within other assets on the interim Condensed Consolidated Balance Sheet. See Note 13 for further discussion of certain litigation and environmental matters indemnified by Chemours.

Income (loss) from discontinued operations after taxes in the company's interim Consolidated Statement of Operations during the period January 1 through August 31, 2017 reflects a tax benefit of $10 million associated with an adjustment to the tax benefit recognized in the first quarter of 2017 related to the charge for the perfluorooctanoic acid ("PFOA") multi-district litigation settlement. Income (loss) from discontinued operations after taxes for the period January 1 through August 31, 2017 includes a charge of $335 million ($214 million net of tax) in connection with the PFOA multi-district litigation settlement. See Note 13 for further discussion. Income (loss) from discontinued operations after taxes during the three and nine months ended September 30, 2016, includes $10 million and $30 million, respectively, of costs in connection with the separation transaction primarily related to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions.
Note 5. Restructuring and Asset Related Charges

DowDuPont Cost Synergy Program
In September 2017, DowDuPont approved initial post-merger actions under the DowDuPont Cost Synergy Program (the “Synergy Program”) which is designed to integrate and optimize the organization following the Merger and Intended Business Separations. In connection with the approved actions under the Synergy Program, DuPont expects to incur pre-tax charges of approximately $70 million, comprised primarily of severance and related benefit costs. For the period September 1 through September 30, 2017, the company recognized pre-tax charges of $40 million in restructuring and asset related charges - net in the company's interim Consolidated Statements of Operations. These actions are expected to be substantially complete by the end of 2018.

DuPont account balances and activity for the DowDuPont Cost Synergy Program are summarized below:

(In millions)	Severance and Related Benefit Costs
Charges to (loss) income from continuing operations for the period September 1 through September 30, 2017 (Successor)	$40
Payments	(1)
Non-cash compensation	(7)
Balance as of September 30, 2017	$32

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2017, the company approved additional restructuring actions under the Synergy Program, adopted by the DowDuPont Board of Directors. Based on all actions approved to date under the Synergy Program, DuPont expects to record total pre-tax restructuring charges of about $850 million, comprised of approximately $350 million to $400 million of severance and related benefits costs; up to $360 million of asset related charges, and $110 million to $140 million of costs related to contract terminations. DuPont’s current estimated total pre-tax restructuring charges include the $40 million recorded for the period September 1 through September 30, 2017, comprised of severance and related benefit costs. DuPont expects to record pre-tax restructuring charges of approximately $115 million in the fourth quarter of 2017, with the remaining restructuring charges to be incurred by the end of 2019. The Synergy Program includes certain asset actions, including strategic decisions regarding the cellulosic biofuel business reflected in the preliminary fair value measurement of DuPont’s assets as of the merger date. Current estimated total pre-tax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

2017 Restructuring Program
During the first quarter 2017, DuPont committed to take actions to improve plant productivity and better position its businesses for productivity and growth before and after the anticipated closing of the Merger Transaction (the "2017 restructuring program"). In connection with these actions, the company incurred pre-tax charges of $1 million and $313 million, during the period July 1 through August 31, 2017 and January 1 through August 31, 2017 ("Predecessor" periods), respectively, recognized in restructuring and asset related charges - net in the company's interim Consolidated Statements of Operations. The charge for the period July 1 through August 31, 2017 is severance and related benefit costs. The charge for the period January 1 through August 31, 2017 is comprised of $279 million of asset-related charges and $34 million in severance and related benefit costs. The charges primarily relate to the second quarter closure of the Protection Solutions business Cooper River manufacturing site located near Charleston, South Carolina. The asset-related charges mainly consist of accelerated depreciation associated with the closure. The actions associated with this plan are expected to be substantially complete by the end of 2017.

Account balances and activity for the 2017 restructuring program are summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges[1]	Total
Charges to income from continuing operations for the period January 1 through August 31, 2017 (Predecessor)	$34	$279	$313
Payments	(8)	—	(8)
Asset write-offs	—	(279)	$(279)
Balance as of August 31, 2017	$26	$—	$26

Charges to income from continuing operations for the period September 1 through September 30, 2017 (Successor)	$—	$—	$—
Payments	(1)	—	(1)
Balance as of September 30, 2017	$25	$—	$25

1.
Includes accelerated depreciation related to site closure. Charge for accelerated depreciation represents the difference between the depreciation expense to be recognized over the revised useful life of the site, based upon the anticipated date the site will be closed and depreciation expense as determined utilizing the useful life prior to the restructuring action.

La Porte Plant, La Porte, Texas
In March 2016, DuPont announced its decision to not re-start the Agriculture business's insecticide manufacturing facility at the La Porte site located in La Porte, Texas.  The facility manufactured Lannate® and Vydate® insecticides and has been shut down since November 2014.  As a result of this decision, during the nine months ended September 30, 2016, a pre-tax charge of $75 million was recorded in restructuring and asset related charges - net in the company's interim Consolidated Statement of Operations which included $41 million of asset related charges, $18 million of contract termination costs, and $16 million of employee severance and related benefit costs.

2016 Global Cost Savings and Restructuring Plan
At September 30, 2017, total liabilities related to the program were $35 million. A complete discussion of restructuring initiatives is included in the company's 2016 Annual Report in Note 4, "Restructuring and Asset Related Charges - Net." In connection with these actions, the company incurred pre-tax charges of $10 million during the period July 1 through August 31, 2017, recognized in restructuring and asset related charges - net in the company’s interim Consolidated Statement of Operations. This was due to additional severance payments owed to previously terminated executives that became probable during the period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Account balances and activity for the restructuring program are summarized below:

(In millions)	Severance and Related Benefit Costs	Other Non-Personnel Charges[1]	Total
Balance at December 31, 2016 (Predecessor)	$100	$22	$122
Payments	(76)	(11)	(87)
Net translation adjustment	2	—	2
Other adjustments	10	—	10
Balance as of August 31, 2017	$36	$11	$47

Balance at September 1, 2017 (Successor)	$36	$11	$47
Payments	(11)	(1)	(12)
Balance as of September 30, 2017	$25	$10	$35

1.	Other non-personnel charges consist of contractual obligation costs.

During the three months ended September 30, 2016, a net charge of $17 million was recorded, consisting of $14 million of restructuring and asset related charges - net and $3 million in sundry income (expense) -net in the company's interim Consolidated Statement of Operations. During the nine months ended September 30, 2016, a net (benefit) charge of $(68) million was recorded, consisting of $(71) million in restructuring and asset related charges - net and $3 million in sundry income (expense)-net in the company's interim Consolidated Statement of Operations. This was primarily due to a reduction in severance and related benefit costs partially offset by the identification of additional projects in certain businesses. The reduction in severance and related benefit costs was driven by the elimination of positions at a lower cost than expected as a result of redeployments and attrition as well as lower than estimated individual severance costs.

Asset Impairment
During the third quarter 2016, the company recognized a $158 million pre-tax impairment charge in restructuring and asset related charges - net in the company's interim Consolidated Statements of Operations related to indefinite-lived intangible trade names within the Industrial Biosciences business. In connection with business strategy reviews and brand realignment conducted during the third quarter 2016, the company decided to phase out the use of certain acquired trade names within the business resulting in a change from an indefinite life to a finite useful life for these assets. As a result of these changes, the carrying value of the trade name assets exceeded the fair value.

The basis of the fair value for the charges was calculated utilizing an income approach (relief from royalty method) using Level 3 inputs within the fair value hierarchy, as described in the company’s 2016 Annual Report in Note 1, “Summary of Significant Accounting Policies.” The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. After the recognition of the impairment charge, the remaining net book value of the trade names was $28 million, which represented fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Supplementary Information

Sundry Income (Expense) - Net	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Royalty income[1]		$11	$27	$84	$108
Interest income	$12	26	30	83	71
Equity in (losses) earnings of affiliates - net	(4)	13	22	55	60
Net gain on sales of businesses and other assets[2,3]	1	2	—	205	384
Net exchange gains (losses)	77	(195)	(76)	(394)	(212)
Miscellaneous income and expenses - net[4]	2	31	(18)	133	(4)
Sundry income (expense) - net	$88	$(112)	$(15)	$166	$407

1.	In the Successor period, royalty income of $9 million is included in Net Sales.

2.
Includes a pre-tax gain of $162 million ($86 million net of tax) for the period January 1 through August 31, 2017 related to the sale of the global food safety diagnostic business. See Note 4 for additional information.

3.
Includes a pre-tax gain of $369 million ($214 million net of tax) for the nine months ended September 30, 2016 related to the sale of DuPont (Shenzhen) Manufacturing Limited. See Note 4 for additional information.

4.
Miscellaneous income and expenses - net, includes interest items, gains (losses) on available for sale securities, gains related to litigation settlements, licensing income, gains on purchases, and other items.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the United States (U.S.), whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in sundry income (expense) - net and the related tax impact is recorded in provision for income taxes on continuing operations in the interim Consolidated Statements of Operations.

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Subsidiary Monetary Position (Loss) Gain
Pre-tax exchange (loss) gain	$(35)	$65	$6	$37	$185
Local tax (expenses) benefits	(31)	88	18	217	(29)
Net after-tax impact from subsidiary exchange (loss) gain	$(66)	$153	$24	$254	$156

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$112	$(260)	$(82)	$(431)	$(397)
Tax (expenses) benefits	(40)	94	30	155	143
Net after-tax impact from hedging program exchange gain (loss)	$72	$(166)	$(52)	$(276)	$(254)

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$77	$(195)	$(76)	$(394)	$(212)
Tax (expenses) benefits	$(71)	$182	$48	$372	$114
Net after-tax exchange gain (loss)	$6	$(13)	$(28)	$(22)	$(98)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Income Taxes

Effective with the Merger, the company and Dow are subsidiaries of DowDuPont. The company is included in DowDuPont consolidated tax groups and related income tax returns within certain jurisdictions. The company will continue to record a separate tax liability for its share of the taxable income and tax attributes and obligations on DowDuPont’s consolidated income tax returns following a formula consistent with the economic sharing of tax attributes and obligations. Dow and DuPont compute the amount due to DowDuPont for their share of taxable income and tax attributes on DowDuPont’s consolidated tax return. The amounts reported as income tax payable or receivable represent the company’s payment obligation (or refundable amount) to DowDuPont based on a theoretical tax liability calculated based on the methodologies agreed, elected or required in each combined or consolidated filing jurisdiction.

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

During the period January 1 through August 31, 2017, the company recognized tax expense of $29 million associated with the elimination of the U.S. domestic manufacturing deduction recorded in 2016 due to taxable income limitations triggered by the Company's decision to deduct the second quarter 2017 principal U.S. pension plan contribution on its 2016 consolidated U.S. tax return.

Additionally, during the period January 1 through August 31, 2017, the company recognized a tax benefit of $57 million, as well as a pre-tax benefit of $50 million on associated accrued interest reversals, related to a reduction in the company's unrecognized tax benefits due to the closure of various tax statutes of limitations. Income from continuing operations during the period January 1 through August 31, 2017 includes a tax benefit of $53 million and a pre-tax benefit of $47 million for accrued interest reversals (recorded in sundry income (expense) - net). Income (loss) from discontinued operations after taxes during the period January 1 through August 31, 2017 includes a tax benefit of $4 million and a pre-tax benefit of $3 million for the accrued interest reversal.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the Predecessor periods indicated below:

	Predecessor
	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Numerator:
(Loss) income from continuing operations after income taxes attributable to DuPont	(263)	(70)	1,624	1,902
Preferred dividends	(2)	(2)	(7)	(7)
(Loss) income from continuing operations after income taxes available to DuPont common stockholders	$(265)	$(72)	$1,617	$1,895

Income from discontinued operations after income taxes available to DuPont common stockholders	29	72	117	346

Net (loss) income available to common stockholders	$(236)	$—	$1,734	$2,241

Denominator:
Weighted-average number of common shares outstanding - Basic	868,992,000	874,292,000	867,888,000	874,274,000
Dilutive effect of the company’s employee compensation plans[1]	—	5,099,000	4,532,000	4,332,000
Weighted-average number of common shares outstanding - Diluted[1]	868,992,000	879,391,000	872,420,000	878,606,000

1.
Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

	Predecessor
	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Average number of stock options	4,832,000	4,558,000	1,906	4,885,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Inventories

	Successor	Predecessor
(In millions)	September 30, 2017	December 31, 2016
Finished products	$4,132	$2,961
Semi-finished products	3,310	1,877
Raw materials	388	292
Stores and supplies	336	398
Total	8,166	5,528
Adjustment of inventories to a last-in, first-out (LIFO) basis	617	(178)
Total inventories	$8,783	$5,350

Total inventories increased $3,433 million from December 31, 2016, primarily reflecting inventory at fair value at the date of the Merger. See Note 3 for additional information regarding the Merger.

Note 10. Property

	Successor	Predecessor
(In millions)	September 30, 2017	December 31, 2016
Land and land improvements	$941	$501
Buildings	2,558	4,224
Machinery and equipment	7,559	16,909
Construction in progress	965	1,381
Total property, plant and equipment	12,023	23,015
Accumulated depreciation	(121)	(14,164)
Total property, plant and equipment - net	$11,902	$8,851

Net property increased $3,051 million from December 31, 2016, primarily reflecting property, plant and equipment at fair value at the date of the Merger. See Note 3 for additional information regarding the Merger.

Equipment and buildings are depreciated over useful lives on a straight-line basis ranging from 1 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 1 to 8 years.

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Depreciation expense	$111	$143	$226	$589	$683

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Other Intangible Assets

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	Successor			Predecessor
	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer-related	$9,383	$(45)	$9,338	$1,574	$(586)	$988
Developed technology	4,112	(34)	4,078	1,410	(838)	572
Trademarks/trade names	1,071	(6)	1,065	53	(15)	38
Microbial cell factories[1]	430	(2)	428
Other[2]	297	(2)	295	171	(82)	89
Total other intangible assets with finite lives	15,293	(89)	15,204	3,208	(1,521)	1,687

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development ("IPR&D")	655	—	655	73	—	73
Microbial cell factories[1]				306	—	306
Germplasm[3]	6,773	—	6,773	1,053	—	1,053
Trademarks / trade names	5,036	—	5,036	545	—	545
Total other intangible assets	12,464	—	12,464	1,977	—	1,977
Total	$27,757	$(89)	$27,668	$5,185	$(1,521)	$3,664

1.
Microbial cell factories, derived from natural microbes, are used to sustainably produce enzymes, peptides and chemicals using natural metabolic processes. The company recognized the microbial cell factories as intangible assets upon the acquisition of Danisco. As a result of the valuation as part of the merger, it was determined that this now has a definite life and therefore it has been moved from indefinite-lived to definite-lived as of September 1, 2017.

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

In connection with the Merger, the company recorded $27,844 million of intangible assets, as shown in the table below, representing the preliminary fair values at the Merger date. See Note 3 for additional information regarding the Merger.

Intangible Assets	Gross Carrying Amount	Weighted-average Amortization Period (years)
(In millions)
Intangible assets with finite lives:
Customer-related	$9,434	18
Developed technology	4,124	12
Trademarks/trade names	1,073	12
Microbial cell factories	430	23
Other	294	15
Total other intangible assets with finite lives	$15,355
Intangible assets with indefinite lives:
IPR&D	$655
Germplasm	6,773
Trademarks/trade names	5,061
Total intangible assets	$27,844

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $89 million for the period September 1 through September 30, 2017, $31 million for the period July 1 through August 31, 2017, and $139 million for the period January 1 through August 31, 2017. The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $46 million and $272 million for the three and nine months ended September 30, 2016.

Total estimated amortization expense for the next five fiscal years is as follows:

(In millions)
2017	$512
2018	1,096
2019	1,090
2020	1,080
2021	1,067
2022	1,060

Note 12.  Short-term borrowings, Long-term Debt and Available Credit Facilities

The following tables summarize the company's short-term borrowings and capital lease obligations and long-term debt:

Short-term borrowings and capital lease obligations	Successor	Predecessor
(In millions)	September 30, 2017	December 31, 2016
Commercial paper	$3,244	$386
Other loans - various currencies	48	39
Long-term debt payable within one year	1,328	4
Repurchase facility	1,300	—
Total short-term borrowings and capital lease obligations	$5,920	$429

Long Term Debt	Successor[1]		Predecessor
	September 30, 2017		December 31, 2016
(In millions)	Amount	Weighted Average Rate	Amount
Promissory notes and debentures:
Final maturity 2018	$1,293	1.59%	$1,290
Final maturity 2019	525	2.23%	500
Final maturity 2020	3,079	1.78%	999
Final maturity 2021	1,586	2.07%	1,498
Final maturity 2023 and thereafter	3,496	3.32%	3,188
Other facilities:
Term loan due 2019	1,000	2.24%	500
Other loans	19	4.32%	22
Foreign currency loans, various rates and maturities	30	2.84%	29
Medium-term notes, varying maturities through 2043	110	0.98%	111
Capital lease obligations	5		9
Less: Unamortized debt discount and issuance costs	—		35
Less: Long-term debt due within one year	1,328		4
Total	$9,815		$8,107

1.	The Successor period includes the reflection of debt at fair value at the date of the Merger. See Note 3 for additional information regarding the Merger.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Principal payments of long-term debt for the next five years are as follows:

Maturities of Long-Term Debt For Next Five Years
(In millions)
2017	$2
2018	1,284
2019	1,505
2020	3,005
2021	1,505
2022	2

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at September 30, 2017 (Successor)
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
DuPont Revolving Credit Facility	March 2016	$3,000	$2,945	May 2019	Floating Rate
DuPont Term Loan Facility	March 2016	4,500	3,500	March 2019	Floating Rate
Repurchase Facility (see below)	January 2017	1,300	—	November 2017	Floating Rate
Total Committed and Available Credit Facilities		$8,800	$6,445

Debt Offering
In May 2017, the company completed an underwritten public offering of $1,250 million of the company's 2.20 percent Notes due 2020 and $750 million of the company's Floating Rate Notes due 2020 (the "May 2017 Debt Offering"). The proceeds of this offering were used to make a discretionary pension contribution to the company's principal U.S. pension plan. See Note 15 for further discussion regarding this contribution.

Repurchase Facility
In January 2017, the company entered into a committed receivable repurchase agreement of up to $1,300 million (the "Repurchase Facility"). The Repurchase Facility is structured to account for the seasonality of the agriculture business and expires on November 30, 2017. Under the Repurchase Facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture business to participating institutions and simultaneously agree to repurchase such notes receivable at a future date. The Repurchase Facility is considered a secured borrowing with the customer notes receivables utilized as collateral. The amount of collateral required equals 105 percent of the outstanding borrowing amounts. Borrowings under the Repurchase Facility have an interest rate of the London interbank offered rate ("LIBOR") plus 0.75 percent.

As of September 30, 2017, $1,365 million of notes receivable, recorded in accounts and notes receivable - net, were pledged as collateral against outstanding borrowings under the Repurchase Facility of $1,300 million, recorded in Short-term borrowings and capital lease obligations on the interim Consolidated Balance Sheet.

Term Loan Facility
In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4,500 million (as amended from time to time, the "Term Loan Facility"). In the first quarter of 2017, the Term Loan Facility was amended to extend the date on which the commitment to lend terminates. As a result, DuPont may make up to seven term loan borrowings through July 27, 2018; amounts repaid or prepaid are not available for subsequent borrowings. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. As of September 30, 2017, the company had borrowed $1,000 million and had unused commitments of $3,500 million under the Term Loan Facility.

In October 2017, under the Term Loan Facility, DuPont borrowed $500 million at the LIBOR Loan Rate, primarily to pay down commercial paper.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures as of September 30, 2017, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. Additionally, in connection with the Separation, the company has directly guaranteed Chemours' purchase obligations under an agreement with a third-party supplier. At September 30, 2017 and December 31, 2016, the company had directly guaranteed $323 million and $388 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 16 percent of the $111 million of guaranteed obligations of customers and suppliers as of September 30, 2017.

The following tables provide a summary of the final expiration and maximum future payments for each type of guarantee:

Guarantees at September 30, 2017 (Successor)	Final Expiration	Maximum Future Payments
(In millions)
Obligations for customers and suppliers[1]:
Bank borrowings	2022	$111
Obligations for non-consolidated affiliates[2]:
Bank borrowings	2017	164
Obligations for Chemours[3]:
Chemours' purchase obligations	2018	11
Residual value guarantees[4]	2029	37
Total guarantees		$323

1.	Existing guarantees for customers and suppliers, as part of contractual agreements.

2.	Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

3.	Guarantee for Chemours' raw material purchase obligations under agreement with third party supplier.

4.
The company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At September 30, 2017, DuPont had a total accrual balance of $15 million related to the PFOA matters discussed below and has recorded a total indemnification asset of $15 million.

Leach v. DuPont
In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water.

DuPont and attorneys for the class reached a settlement in 2004 that binds approximately 80,000 residents, pursuant to which DuPont paid the plaintiffs' attorneys' fees and expenses of $23 million and made a payment of $70 million that class counsel designated to fund a community health project (the "Leach Settlement"). In addition, the company funded a series of health studies which were completed in October 2012 by an independent science panel of experts (the "C8 Science Panel"). The C8 Science Panel found probable links, as defined in the Leach Settlement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol.

Under the Leach Settlement, the company is obligated to fund up to $235 million for a medical monitoring program for eligible class members and, in addition, administrative costs associated with the program, including class counsel fees. In January 2012, the company established and put $1 million into an escrow account to fund medical monitoring as required by the settlement agreement. As of September 30, 2017, less than $1 million had been disbursed from the account. While it is probable that the company will incur liabilities related to funding the medical monitoring program, the company does not expect any such liabilities to be material. In addition, under the Leach Settlement, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association, and private well users.

Multi-District Litigation
Leach class members may pursue personal injury claims against DuPont only for the six human diseases for which the C8 Science Panel determined a probable link exists. Following the Leach Settlement, approximately 3,550 lawsuits alleging personal injury claims were filed in various federal and state courts in Ohio and West Virginia. These lawsuits are consolidated in multi-district litigation ("MDL") in the U.S. District Court for the Southern District of Ohio.

In the first quarter of 2017, the MDL was settled for $670.7 million in cash (the "MDL Settlement"), half of which was to be paid by Chemours and half paid by DuPont. At September 30, 2017, all payments under the settlement agreement have been made by both companies. DuPont’s payment is not subject to indemnification or reimbursement by Chemours.  In exchange for that payment, DuPont and Chemours receive releases of all claims by the settling plaintiffs. The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours. Claims from a small number of plaintiffs opting out of the MDL Settlement remain pending.

Additional Actions
Since 2006, DuPont has undertaken obligations under agreements with the U.S. Environmental Protection Agency ("EPA"), including a 2009 consent decree under the Safe Drinking Water Act (the "Order"), and voluntary commitments to the New Jersey Department of Environmental Protection. These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level, even if provisional, as established from time to time by the EPA. A provisional health advisory level was set in 2009 at 0.4 parts per billion ("ppb") for PFOA in drinking water considering episodic exposure. In May 2016, the EPA announced a health advisory level of 0.07 ppb for PFOA in drinking water considering lifetime versus episodic exposure. In January 2017, the EPA announced it had amended the Order to include Chemours, and to make the new health advisory level the trigger for additional actions by DuPont and Chemours, thus expanding the obligations to the EPA beyond the previously established testing and water supply commitments around the Washington Works facility. The company's accrual at September 30, 2017, includes $15 million related to these obligations and voluntary commitments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concurrent with the MDL Settlement, DuPont and Chemours amended the Separation Agreement to provide for a limited sharing of potential future PFOA liabilities (i.e., indemnifiable losses, as defined in the Separation Agreement) for a period of five years beginning July 6, 2017. During that five-year period, Chemours will annually pay future PFOA liabilities up to $25 million and, if such amount is exceeded, DuPont would pay any excess amount up to the next $25 million (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess liabilities. After the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Separation Agreement would continue unchanged.  There have been no charges incurred by DuPont under this arrangement through September 30, 2017. Chemours has also agreed that it will not contest its liability to DuPont under the Separation Agreement for PFOA liabilities on the basis of ostensible defenses generally applicable to the indemnification provisions under the Separation Agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Separation Agreement.

It is possible that new lawsuits could be filed against DuPont related to PFOA that may not be within the scope of the MDL Settlement. Any such new litigation would be subject to indemnification by Chemours under the Separation Agreement, as amended.

Prior to the separation of Chemours, the company introduced GenX as a polymerization processing aid at the Fayetteville Works facility in North Carolina. The facility is now owned and operated by Chemours which continues to manufacture and use GenX as a polymerization processing aid. Chemours is responding to ongoing inquiries and investigations from federal, state and local investigators, regulators and other governmental authorities as well as inquiries from the media and local community stakeholders. These inquiries and investigations involve the discharge of the polymerization processing aid GenX and certain similar compounds from the Chemours’ facility in Fayetteville, North Carolina into the Cape Fear River.

In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served the company with a subpoena for testimony and the production of documents to a grand jury.  The subpoena seeks documents related to alleged discharges of PFOA and/or GenX, (the replacement product for PFOA) from the Fayetteville Works facility into the Cape Fear River in Bladen County, North Carolina.

In the fourth quarter of 2017, lawsuits, including purported class actions, were filed against Chemours and the company, one of which also names DowDuPont, alleging that certain perflourinated chemicals, discharged into the Cape Fear River, Bladen County, North Carolina, from the operations and wastewater treatment at the Fayetteville Works facility, contaminated the water supply causing economic or property damage. It is possible that these ongoing inquiries and investigations, including the grand jury subpoena, could result in penalties or sanctions, or that additional litigation will be instituted against Chemours and/or the company. The company has an indemnification claim against Chemours with respect to current and future inquiries, investigations, and claims, including lawsuits, related to the foregoing.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At September 30, 2017, the company had accrued obligations of $455 million for probable environmental remediation and restoration costs, including $74 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $910 million above the amount accrued at September 30, 2017. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2016, the company had accrued obligations of $457 million for probable environmental remediation and restoration costs, including $17 million for the remediation of Superfund sites.

Pursuant to the DuPont and Chemours Separation Agreement, the company is indemnified by Chemours for certain environmental matters, included in the liability of $455 million, that have an estimated liability of $256 million as of September 30, 2017, and a potential exposure that ranges up to approximately $436 million above the amount accrued. As such, the company has recorded an indemnification asset of $256 million corresponding to the company’s accrual balance related to these matters at September 30, 2017, including $54 million related to the Superfund sites.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Stockholders’ Equity
Treasury Stock
Immediately prior to the closing of the Merger Transaction, all 87 million shares of DuPont common stock that were held in treasury were automatically canceled and retired for no consideration. Common stock held in treasury was recorded at cost. When retired, the excess of the cost of treasury stock over its par value was allocated between reinvested earnings ($5,657 million) and additional paid-in capital ($1,044 million).

Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2017
Balance January 1, 2017 (Predecessor)	$(2,843)	$7	$(6,720)	$(357)	$2	$(9,911)
Other comprehensive income (loss) before reclassifications	1,042	3	(78)	—	1	968
Amounts reclassified from accumulated other comprehensive income (loss)	—	(13)	325	10	(1)	321
Net other comprehensive income (loss)	1,042	(10)	247	10	—	1,289
Balance August 31, 2017 (Predecessor)	$(1,801)	$(3)	$(6,473)	$(347)	$2	$(8,622)

Balance September 1, 2017 (Successor)[2]	$—	$—	$—	$—	$—	$—
Other comprehensive loss before reclassifications	(572)	—	—	—	—	(572)
Net other comprehensive loss	(572)	—	—	—	—	(572)
Balance September 30, 2017 (Successor)	$(572)	$—	$—	$—	$—	$(572)

1.
The cumulative translation adjustment gain for the period January 1 through August 31, 2017 is primarily driven by the weakening of the U.S dollar (USD) against the European Euro (EUR). The cumulative translation adjustment loss for the period September 1 through September 30, 2017 is primarily driven by the modest strengthening of the USD against the EUR.

2.
In connection with the Merger, previously unrecognized prior service benefits and net losses related to DuPont's pension and OPEB plans were eliminated as a result of the reflecting the balance sheet at fair value as of the date of the Merger. See Note 3 and 15 for further information regarding the Merger and pension and OPEB plans, respectively.

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans[2]	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2016
Balance January 1, 2016	$(2,333)	$(24)	$(7,043)	$22	$(18)	$(9,396)
Other comprehensive (loss) income before reclassifications	187	21	(1,740)	(172)	(8)	(1,712)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	469	(58)	19	441
Net other comprehensive (loss) income	187	32	(1,271)	(230)	11	(1,271)
Balance September 30, 2016	$(2,146)	$8	$(8,314)	$(208)	$(7)	$(10,667)

1.
The cumulative translation adjustment gain for the nine months ended September 30, 2016 is primarily driven by the modest weakening of the U.S. dollar (USD) against the European Euro (EUR) and the Brazilian real (BRL).

2.
The Pension Benefit Plans loss recognized in other comprehensive (loss) income during the nine months ended September 30, 2016 includes the impact of the remeasurement of the principal U.S. pension plan as of June 30, 2016. See Note 15 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) were as follows:

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Derivative instruments	$—	$—	$1	$6	$(20)
Pension benefit plans - net	—	(31)	(40)	(145)	668
Other benefit plans - net	—	(1)	6	(5)	125
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$—	$(32)	$(33)	$(144)	$773

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

	Successor	Predecessor				Income Classification
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Derivative Instruments:	$—	$—	$—	$(21)	$18	(1)
Tax expense (benefit)	—	—	—	8	(7)	(2)
After-tax	$—	$—	$—	$(13)	$11
Amortization of pension benefit plans:
Prior service benefit	—	(1)	(2)	(3)	(5)	(3)
Actuarial losses	—	127	229	506	605	(3)
Curtailment (loss) gain	—	—	(1)	—	65	(3)
Settlement loss	—	—	22	—	60	(3)
Total before tax	$—	$126	$248	$503	$725
Tax benefit	—	(45)	(88)	(178)	(256)	(2)
After-tax	$—	$81	$160	$325	$469
Amortization of other benefit plans:
Prior service benefit	—	(11)	(36)	(46)	(111)	(3)
Actuarial losses	—	15	21	61	56	(3)
Curtailment gain	—	—	—	—	(33)	(3)
Total before tax	$—	$4	$(15)	$15	$(88)
Tax (benefit) expense	—	(1)	6	(5)	30	(2)
After-tax	$—	$3	$(9)	$10	$(58)
Net realized gains (losses) on investments, before tax:	—	—	6	(1)	19	(4)
Tax expense	—	—	—	—	—	(2)
After-tax	$—	$—	$6	$(1)	$19
Total reclassifications for the period, after-tax	$—	$84	$157	$321	$441

1.	Cost of goods sold.

2.	Provision for income taxes from continuing operations.

3.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the company's pension and other benefit plans. See Note 15 for additional information.

4.	Sundry income (expense) - net.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Pension Plans and Other Post Employment Benefits

As a result of the Merger, the company re-measured its pension and other post employment benefit (OPEB) plans. The remeasurement of the company’s pension and OPEB plans are included in the fair value measurement of DuPont’s assets and liabilities as a result of the application of push down accounting in connection with the Merger. In addition, net losses and prior service benefits recognized in accumulated other comprehensive loss were eliminated. Dow and DuPont did not merge their pension plans and other post employment benefit plans as a result of the Merger. See Note 3 for details on the Merger.

Pension Plans
The company’s remeasurement of its pension plans upon the effective date of the Merger resulted in an increase in the underfunded status of $596 million. In connection with the remeasurement, the company updated the weighted average discount rate from 3.80 percent at December 31, 2016 to 3.42 percent as of August 31, 2017.

During the period January 1 through August 31, 2017, the company made total contributions of $2,900 million to its principal U.S. pension plan funded through the May 2017 Debt Offering; short-term borrowings, including commercial paper issuance; and cash. See Note 12 for further discussion related to the May 2017 Debt Offering. Additionally, the company made total contributions of $19 million during the period September 1 through September 30, 2017 for plans other than the principal U.S. pension plan. DuPont expects to contribute approximately $50 million to its pension plans in the remainder of 2017.

The workforce reductions in 2016 related to the 2016 global cost savings and restructuring plan triggered curtailments for certain of the company's pension plans, including the principal U.S. pension plan. For the principal U.S. pension plan, the company recorded curtailment losses of $63 million during the nine months ended September 30, 2016 and re-measured the principal U.S. pension plan as of March 31, 2016 and June 30, 2016. The curtailment losses were driven by the changes in the benefit obligation based on the demographics of the terminated positions partially offset by accelerated recognition of a portion of the prior service benefit. In connection with the remeasurements, the company recognized a pre-tax net loss of $2,352 million within other comprehensive income (loss) for the nine months ended September 30, 2016. The loss was driven by the decrease in the discount rate from 4.47 percent at December 31, 2015 to 3.74 percent as of June 30, 2016. In addition, the company recorded $15 million and $51 million settlement charges during the three and nine months ended September 30, 2016 related to the company's Pension Restoration Plan which provides for lump sum payments to certain eligible retirees.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Service cost	$12	$25	$44	$92	$133
Interest cost	62	132	189	524	612
Expected return on plan assets	(102)	(207)	(327)	(824)	(996)
Amortization of loss	—	127	229	506	605
Amortization of prior service benefit	—	(1)	(2)	(3)	(5)
Curtailment (gain) loss	—	—	(1)	—	65
Settlement loss	—	—	22	—	60
Net periodic benefit (credit) cost - Total	$(28)	$76	$154	$295	$474
Less: Discontinued operations	—	1	1	3	—
Net periodic benefit (credit) cost - Continuing operations	$(28)	$75	$153	$292	$474

In determining the U.S. pension plan net periodic benefit costs for the Successor period, the company updated the expected return on plan assets assumption from 8.00 percent for the period July 1 through August 31, 2017 to 6.25 percent for the period September 1 through September 30, 2017. The lower return assumption reflects the company's updated strategic asset allocation for the U.S. pension trust.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Post Employment Benefits
The company’s remeasurement of its OPEB plans upon the effective date of the Merger resulted in an increase in the benefit obligation of $41 million. In connection with the remeasurement, the company lowered the weighted average discount rate to
3.62 percent as of August 31, 2017 from 4.03 percent as of December 31, 2016.

As a result of the workforce reductions noted above, a curtailment was triggered for the company's other post employment benefit plans. The company recorded curtailment gains of $33 million for the nine months ended September 30, 2016 and re-measured the associated plans as of March 31, 2016 and June 30, 2016. The curtailment gain was driven by accelerated recognition of a portion of the prior service benefit partially offset by the change in the benefit obligation based on the demographics of the terminated positions. In connection with the remeasurement, the company updated the associated plans’ weighted average discount rate assumed at December 31, 2015 from 4.30 percent to 3.55 percent as of June 30, 2016. The remeasurement resulted in a net increase of $265 million to the company’s other post employment benefit obligation with a corresponding increase to net loss within other comprehensive loss for the nine months ended September 30, 2016.

The following sets forth the components of the company’s net periodic benefit cost (credit) for other post employment benefits:

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Service cost	$1	$2	$2	$6	$9
Interest cost	6	15	20	60	64
Amortization of loss	—	15	21	61	56
Amortization of prior service benefit	—	(11)	(36)	(46)	(111)
Curtailment gain	—	—	—	—	(33)
Net periodic benefit cost (credit) - Continuing operations	$7	$21	$7	$81	$(15)

Note 16. Stock-Based Compensation

The DuPont Equity and Incentive Plan ("EIP") provides for equity-based and cash incentive awards to certain employees, directors, and consultants. All outstanding DuPont equity awards as of the Merger date were converted into equity awards with respect to DowDuPont Common Stock. The previous DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock and had a fair value of approximately $629 million at the Merger closing date, which was included in the total consideration exchanged. The converted DuPont equity awards were measured at their fair value and included $485 million as consideration exchanged and $144 million (includes $23 million of incremental expense as a result of the conversion) that will be amortized to stock compensation expense over the remaining vesting period of the awards. The fair values of the converted awards were based on valuation assumptions developed by management and other information including, but not limited to, historical volatility and exercise trends of DuPont and Dow. DuPont and Dow did not merge their equity and incentive plans as a result of the Merger.

As of September 30, 2017, the company had unrecognized pre-tax compensation expense of $24 million and $110 million related to non-vested stock options and non-vested restricted stock units (RSUs), respectively. Performance stock units held prior to merger were converted to RSUs. As of September 30, 2017, the expected remaining weighted-average recognition period for non-vested stock options, non-vested RSUs is 1.80 years and 1.91 years, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Financial Instruments

At September 30, 2017, the company had $1,826 million ($1,362 million at December 31, 2016) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than 1 year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value.

Available-for-sale securities are reported at estimated fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss. There were no sales of available-for-sale securities for the period September 1 through September 30, 2017 or for the period January 1 through August 31, 2017. The proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2016 were $161 million and $626 million, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts	Successor	Predecessor
(In millions)	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity contracts	$—	$422
Derivatives not designated as hedging instruments:
Foreign currency contracts	11,528	9,896
Commodity contracts	8	7

The notional amounts of the company's commodity derivatives were as follows:

Commodity Gross Aggregate Notionals	Successor September 30, 2017	Predecessor December 31, 2016	Notional Volume Unit

Derivatives designated as hedging instruments:
Corn	—	55.2	million bushels
Soybean	—	22.1	million bushels
Derivatives not designated as hedging instruments:
Soybean	0.5	0.2	million bushels
Soybean Oil	3.3	7.3	million pounds
Soybean Meal	4.8	9.1	kilotons

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Commodity Price Risk
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as corn, soybeans, soybean oil and soybean meal. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with agricultural commodity exposures.

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

The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss:

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Beginning balance	$—	$(4)	$10	$7	$(24)
Additions and revaluations of derivatives designated as cash flow hedges	—	1	(2)	3	21
Clearance of hedge results to earnings	—	—	—	(13)	11
Ending balance	$—	$(3)	$8	$(3)	$8

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn, soybeans, soybean oil and soybean meal.

Fair Value of Derivative Instruments
During the Predecessor period, the company's derivative assets and liabilities are reported on a gross basis in the interim Condensed Consolidated Balance Sheets. During the Successor period, to conform with DowDuPont's presentation post-merger, asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		Successor
		September 30, 2017
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$88	$(75)	$13
Total asset derivatives		$88	$(75)	$13

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$107	$(75)	$32
Total liability derivatives		$107	$(75)	$32

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty. The company held cash collateral of $0 million as of September 30, 2017.

		Predecessor
(In millions)	Balance Sheet Location	December 31, 2016
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts[1]	Accounts and notes receivable - net	$182
Total asset derivatives[2]		$182
Cash collateral[1]	Accrued and other current liabilities	$52

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$121
Total liability derivatives[2]		$121

1.	Cash collateral held as of December 31, 2016 is related to foreign currency derivatives not designated as hedging instruments.

2.	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $114 million at December 31, 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)
	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$—	$1	$(3)	$5	$34
Total derivatives	$—	$1	$(3)	$5	$34

1.	OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income[1]
	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts[2]	$—	$—	$—	$21	$(18)

Derivatives not designated as hedging instruments:
Foreign currency contracts[4]	112	(260)	(82)	(431)	(397)
Foreign currency contracts[3]	—	—	—	—	(15)
Commodity contracts[2]	—	2	(1)	2	(11)

Total derivatives	$112	$(258)	$(83)	$(408)	$(441)

1.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. There was no material ineffectiveness with regard to the company's cash flow hedges during the period.

2.	Recorded in cost of goods sold

3.	Recorded in net sales.

4.
Gain recognized in sundry income (expense) - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $65 million for the periods July 1 through August 31, 2017 and $6 million for the three months ended September 30, 2016, and $37 million for the period January 1 through August 31, 2017 and $185 million for the nine months ended September 30, 2016. See Note 6 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Fair Value Measurements

The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017	Significant Other Observable Inputs (Level 2)	Total
(In millions)
Assets at fair value:
Cash equivalents[1]	$3,251	$3,251
Marketable securities	1,826	1,826
Derivatives relating to:[2]
Foreign currency	13	13
Total assets at fair value	$5,090	$5,090
Liabilities at fair value:
Long-term debt[3]	$11,097	$11,097
Derivatives relating to:[2]
Foreign currency	32	32
Total liabilities at fair value	$11,129	$11,129

1.	Time deposits included in "Cash and cash equivalents" in the consolidated balance sheets are held at amortized cost, which approximates fair value.

2.	See Note 17 for the classification of derivatives in the consolidated balance sheets.

3.	See Note 12 for information on fair value measurements of long-term debt.

December 31, 2016	Significant Other Observable Inputs (Level 2)	Total
(In millions)
Assets at fair value:
Cash equivalents[1]	$2,713	$2,713
Marketable securities	1,362	1,362
Derivatives relating to:[2]
Foreign currency	182	182
Total assets at fair value	$4,257	$4,257
Liabilities at fair value:
Long-term debt[3]	$8,464	$8,464
Derivatives relating to:[2]
Foreign currency	121	121
Total liabilities at fair value	$8,585	$8,585

1.	Time deposits included in "Cash and cash equivalents" in the consolidated balance sheets are held at amortized cost, which approximates fair value.

2.	See Note 17 for the classification of derivatives in the consolidated balance sheets.

3.	See Note 12 for information on fair value measurements of long-term debt.

Note 19. Subsequent Events

In October 2017, under the Term Loan Facility, DuPont borrowed $500 million at the LIBOR Loan Rate, primarily to pay down commercial paper.

On November 1, 2017, the company approved additional restructuring actions under the Synergy Program. See Note 5 for further information.

On November 1, 2017, the company completed the FMC Transactions. See Notes 3 and 4 for further information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements About Forward-Looking Statements
This communication contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” similar expressions, and variations or negatives of these words.

On December 11, 2015, The Dow Chemical Company (“Dow”) and the company announced entry into an Agreement and Plan of Merger, as amended on March 31, 2017, (the “Merger Agreement”) under which the companies would combine in an all-stock merger of equals transaction (the “Merger Transaction”). Effective August 31, 2017, the Merger Transaction was completed and each of Dow and DuPont became subsidiaries of DowDuPont Inc (the “Merger”) For more information, See Note 3.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, including the intended separation of DowDuPont’s agriculture, materials science and specialty products businesses in one or more tax efficient transactions on anticipated terms (the “Intended Business Separations”) and the transactions with FMC Corporation, which closed on November 1, 2017, in which, among other things, FMC acquired a portion of DuPont’s Crop Protection business and DuPont acquired substantially all of FMC’s Health and Nutrition business (the “FMC Transactions”). See Note 4. Forward-looking statements are not guarantees of future performance and are based on certain assumptions and expectations of future events which may not be realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the company’s control.

Some of the important factors that could cause actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) successful integration of the respective agriculture, materials science and specialty products businesses of Dow and DuPont, including anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined operations; (ii) impact of the divestitures required as a condition to consummation of the Merger Transaction as well as other conditional commitments; (iii) the possibility that the anticipated benefits of the FMC Transactions may not be obtained; (iv) achievement of the anticipated synergies by DowDuPont’s agriculture, materials science and specialty products businesses and related inpact on DuPont; (v) risks associated with the Intended Business Separations, including a number of conditions which could delay, prevent or otherwise adversely affect the proposed transactions, including possible issues or delays in obtaining required regulatory approvals or clearances related to the Intended Business Separations, disruptions in the financial markets or other potential barriers; (vi) the ability of DowDuPont and DuPont to integrate FMC’s Health and Nutrition business and to achieve anticipated synergies; (vii) the risk that disruptions from the Intended Business Separations and the FMC Transactions will harm DowDuPont’s agriculture and specialty products businesses as conducted by or through DuPont, including current plans and operations; (viii) the ability to retain and hire key personnel; (ix) potential adverse reactions or changes to business relationships resulting from the completion of the merger, the Intended Business Separations, and the FMC Transactions; (x) continued availability of capital and financing and rating agency actions; (xi) legislative, regulatory and economic developments; (xii) potential business uncertainty, including changes to existing business relationships, during the pendency of the Intended Business Separations could affect the company’s financial performance; and (xiv) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks, as well as other risks associated with the Merger and the Intended Business Separations, are more fully discussed in (1) the Registration Statement and (2) the current, quarterly and annual reports filed with the SEC by DuPont. While the list of factors presented here is, and the list of factors presented in the Registration Statement are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DowDuPont’s, Dow’s or DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. None of DowDuPont, Dow or DuPont assumes any obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

For further discussion of some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A of the company's 2016 Annual Report and the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q).

Recent Developments
DowDuPont Merger of Equals
DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Dow") and E. I. du Pont de Nemours and Company ("DuPont") (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Dow and DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. DowDuPont intends to pursue, subject to the receipt of approval by the board of directors of DowDuPont, the separation of the combined company's agriculture business, specialty products business and material science business through a series of tax-efficient transactions (collectively, the Intended Business Separations).

As a condition of the regulatory approval of the Merger Transaction, the company is required to divest certain assets related to its Crop Protection business and research and development ("R&D") organization, specifically the company’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® and Indoxacarb as well as the Crop Protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs. On March 31, 2017, the company entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, FMC will acquire the Crop Protection business and R&D assets that DuPont is required to divest in order to obtain European Commission ("EC") approval of the Merger Transaction as described above, (the "Divested Ag Business") and DuPont has agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products, (the "Acquired H&N Business") (collectively, the "FMC Transactions"). The assets and liabilities related to the Divested Ag Business at September 30, 2017 are presented as held for sale in the interim Consolidated Balance Sheet. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within income from discontinued operations after income taxes for all periods presented.

On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the Acquired H&N Business. The preliminary fair value as determined by the company of the Acquired H&N Business is $1,900 million. The FMC Transactions includes cash consideration payment to DuPont of approximately $1,200 million, which reflects the difference in value between the Divested Ag Business and the Acquired H&N Business, subject to  adjustments for inventory of the Divested Ag Business and net working capital of the Acquired H&N Business. DuPont retained accounts receivable and accounts payable associated with the Divested Ag Business with an approximate net receivable value of $400 million. Refer to Note 4 for further information regarding the FMC Transactions.

Basis of Presentation
For purposes of DowDuPont's financial statement presentation, Dow was determined to be the accounting acquirer in the Merger and DuPont's assets and liabilities are reflected at fair value as of the Merger Effectiveness Time. In connection with the Merger and the related accounting determination, DuPont has elected to apply push-down accounting and reflect in its financial statements, the fair value of assets and liabilities. DuPont's interim Consolidated Financial Statements for periods following the close of the Merger are labeled “Successor” and reflect DowDuPont’s basis in the fair values of the assets and liabilities of DuPont. All periods prior to the closing of the Merger reflect the historical accounting basis in DuPont's assets and liabilities and are labeled “Predecessor.” The interim Consolidated Financial Statements and Footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. See Note 3 for additional information on the Merger.

DowDuPont Cost Synergy Program
In September 2017, DowDuPont approved initial post-merger actions under the DowDuPont Cost Synergy Program (the “Synergy Program”) which is designed to integrate and optimize the organization following the Merger. In connection with approved actions under the Synergy Program, for the period September 1 through September 30, 2017, DuPont incurred pre-tax charges of $40 million of the expected pre-tax charges of approximately $70 million, comprised primarily of severance and related benefit costs. The charge for the period September 1 through September 30, 2017 was recognized in restructuring and asset related charges - net in the company's interim Consolidated Statements of Operations. Additional charges for severance related to these actions are expected in the fourth quarter of 2017. The actions associated with this plan are expected to be substantially complete by the end of 2018.

On November 1, 2017, the company approved additional restructuring actions under the Synergy Program, adopted by the DowDuPont Board of Directors. Based on all actions approved to date under the Synergy Program, DuPont expects to record total pre-tax restructuring charges of about $850 million, comprised of approximately $350 million to $400 million of severance and related benefits costs; up to $360 million of asset related charges, and $110 million to $140 million of costs related to contract terminations. DuPont’s current estimated pre-tax restructuring charges include the $40 million recorded for the period September 1 through September 30, 2017, comprised of severance and related benefit costs. DuPont expects to record pre-tax restructuring charges of approximately $115 million in the fourth quarter of 2017, with the remaining restructuring charges to be incurred by the end of 2019. The Synergy Program includes certain asset actions, including strategic decisions regarding the cellulosic biofuel business reflected in the preliminary fair value measurement of DuPont’s assets as of the merger date. Current estimated total pre-tax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

Future cash payments related to this charge are anticipated to be approximately $460 million to $540 million, primarily related to the payment of severance and related benefits and contract termination costs. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions. The company anticipates including savings associated with these actions against the targeted $3 billion of cost synergies associated with the Merger Transaction.

2017 Restructuring Program
During the first quarter 2017, DuPont committed to take actions to improve plant productivity and better position its businesses for productivity and growth before and after the anticipated closing of the Merger Transaction (the "2017 restructuring program"). In connection with these actions, the company incurred pre-tax charges of $1 million and $313 million, for the period July 1 through August 31, 2017 and January 1 through August 31, 2017 ("Predecessor" periods), respectively, recognized in restructuring and asset related charges - net in the company's interim Consolidated Statements of Operations. The charge for the period July 1 through August 31, 2017 is severance. The charge for the period January 1 through August 31, 2017 is comprised of $279 million of asset-related charges and $34 million in severance and related benefit costs. The charges primarily relate to the second quarter closure of the Protection Solutions business Cooper River manufacturing site located near Charleston, South Carolina. The asset-related charges mainly consist of accelerated depreciation associated with the closure. The actions associated with this plan are expected to be substantially complete by the end of 2017. The company anticipates including savings associated with these actions against the targeted $3 billion of cost synergies associated with the Merger Transaction.

Acquisition of Granular, Inc.
On August 31, 2017, the Company acquired Granular, Inc., a leading provider of software and analytics tools that helps farms improve efficiency, profitability, and sustainability.  The purchase price was approximately $250 million and was primarily allocated to goodwill, developed technology and customer relationships.

Impact of 2017 Hurricanes
On August 25, 2017, Hurricane Harvey made landfall in Texas and caused widespread damage. DuPont sites impacted include plants in Sabine and Victoria, however, the financial impact, including lost sales and repairs and maintenance, is not material to the Predecessor or Successor financial statements.

On September 20, 2017, Hurricane Maria made landfall in Puerto Rico and caused widespread damages to the island and its infrastructure. DuPont's presence in Puerto Rico includes Pioneer located in Salinas, and Crop Protection and DuPont Electronics Microcircuits Industries, Ltd. ("DEMI"), both located in Manati. The company's Crop Protection business in Manati was transferred to FMC as part of the Divested Ag Business. Under the FMC Transaction Agreement, DuPont is required to bear certain repair costs related to the condition of the Crop Protection assets at Manati. While it is probable that repairs are required, the company cannot reasonably estimate the cost at this time.

On October 6, 2017, DuPont formally declared a force majeure event at DEMI's manufacturing facility in Manati. In its formal force majeure notice, DuPont notified customers that for some time DuPont, and/or its affiliates, will be unable to fulfill, either in part or in full, customer existing and/or future orders for DuPont advanced materials products. The company is currently assessing total damages to the sites but cannot reasonably estimate the financial impact until power is restored and production equipment and systems are evaluated for operational capabilities.

Settlement of PFOA MDL
As previously reported, approximately 3,550 lawsuits have been filed in various federal and state courts in Ohio and West Virginia alleging personal injury from exposure to perfluorooctanoic acid and its salts, including the ammonium salt ("PFOA"), in drinking water as a result of the historical manufacture or use of PFOA at the Washington Works 'plant outside Parkersburg, West Virginia.  That plant is now owned and/or operated by The Chemours Company ("Chemours").  These personal injury lawsuits were consolidated in multi-district litigation in the United States District Court for the Southern District of Ohio (the "MDL"). In February 2017, DuPont and plaintiffs’ counsel agreed to a settlement in principle of the MDL; the parties executed the definitive settlement agreements in March 2017. The total settlement amount is $670.7 million in cash, half of which to be paid by Chemours and half paid by DuPont. At September 30, 2017, all payments under the settlement agreement have been made by both companies. In exchange for that payment, DuPont and Chemours will receive a complete release of all claims by the settling plaintiffs.  The settlement was entered into solely by way of compromise and is not in any way an admission of liability or fault by DuPont or Chemours. The company recorded a pre-tax charge of $335 million ($214 million net of tax) to (loss) income from discontinued operations after taxes in the company's interim Consolidated Statement of Operations for the period January 1 through August 31, 2017 for the remainder of the settlement not subject to indemnification by Chemours. See Note 13 to the interim Consolidated Financial Statements for additional information.

Selected Financial Data

	Successor	Predecessor
In millions, except per share amounts	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	Three Months Ended September 30, 2016	For the Period Jan. 1 - August 31, 2017	Nine Months Ended September 30, 2016
Net sales	$1,735	$2,991	$4,646	$17,281	$18,306

Cost of sales	$1,511	$1,975	$2,997	$10,205	$10,923
Percent of net sales	87.1%	66.0%	64.5%	59.1%	59.7%

Research and development expenses	$116	$278	$378	$1,064	$1,159
Percent of net sales	6.7%	9.3%	8.1%	6.2%	6.3%

Selling, general and administrative expenses	$267	$798	$970	$3,306	$3,227
Percent of net sales	15.4%	26.7%	20.9%	19.1%	17.6%

Effective tax rate on continuing operations	7.7%	33.8%	56.3%	8.3%	22.6%

Net (loss) income available for common stockholders		$(236)	$—	$1,734	$2,241

Basic earnings per share of common stock from continuing operations		$(0.30)	$(0.08)	$1.86	$2.17
Diluted earnings per share of common stock from continuing operations		$(0.30)	$(0.08)	$1.85	$2.16

Results of Operations

Note on Financial Presentation
In connection with the Merger Transaction, the company applied the acquisition method of accounting as of September 1, 2017 and the financial statements reflect the related adjustments. As a result, financial information for the period July 1 through August 31, 2017 and January 1 through August 31, 2017 ("Predecessor") and the period September 1 through September 30, 2017 ("Successor") are not comparable to the financial information for the three and nine months ended September 30, 2016 ("Predecessor"). In addition, the company has elected to make certain changes in presentation to harmonize it's accounting and reporting with the Parent Company in the Successor period. See Note 1 for further discussion of these changes and Note 3 for additional information regarding the Merger Transaction.

Net Sales
Net sales increased from $4.6 billion for the three months ended September 30, 2016 to $3.0 billion for the period July 1 through August 31, 2017 and $1.7 billion for the period September 1 through September 30, 2017. The increase was primarily driven by higher sales volume, particularly DuPont electronics products in the Asia Pacific region. Net sales and percentage of total company sales by region are shown in the table below for each of these periods.

	Successor		Predecessor
	For the Period September 1 - September 30, 2017		For the Period July 1 - August 31, 2017		Three Months Ended September 30, 2016
	Net Sales ($ Billions)%		Net Sales ($ Billions)%		Net Sales ($ Billions)%
Worldwide	$1.7	100.0	$3.0	100.0	$4.6	100.0
U.S. & Canada	0.5	27.6	1.0	32.5	1.5	33.6
Europe, Middle East & Africa (EMEA)	0.4	24.5	0.7	24.9	1.1	22.8
Asia Pacific	0.5	30.4	0.9	31.3	1.3	28.9
Latin America	0.3	17.5	0.4	11.3	0.7	14.7

Net sales increased from $18.3 billion for the nine months ended September 30, 2016 to $17.3 billion for the period January 1 through August 31, 2017 and $1.7 billion for the period September 1 through September 30, 2017. The increase was primarily driven by higher sales volume, particularly DuPont electronics products in the Asia Pacific region and higher seed sales in EMEA and North America. Net sales and percentage of total company sales by region are shown in the table below for each of these periods.

	Successor		Predecessor
	For the Period September 1 - September 30, 2017		For the Period January 1 - August 31, 2017		Nine Months Ended September 30, 2016
	Net Sales ($ Billions)%		Net Sales ($ Billions)%		Net Sales ($ Billions)%
Worldwide	$1.7	100.0	$17.3	100.0	$18.3	100.0
U.S. & Canada	0.5	27.6	8.1	47.0	8.5	46.6
Europe, Middle East & Africa (EMEA)	0.4	24.5	3.9	22.8	4.1	22.6
Asia Pacific	0.5	30.4	3.9	22.2	4.0	21.8
Latin America	0.3	17.5	1.4	8.0	1.7	9.0

Cost of Goods Sold ("COGS")
COGS increased from $3.0 billion for the three months ended September 30, 2016 to $2.0 billion for the period July 1 through August 31, 2017 and $1.5 billion for the period September 1 through September 30, 2017. The increase was primarily driven by the amortization of the inventory step-up of $360 million for the period September 1 through September 30, 2017 as well as higher sales volume.

COGS increased from $10.9 billion for the nine months ended September 30, 2016 to $10.2 billion for the period January 1 through August 31, 2017 and $1.5 billion for the period September 1 through September 30, 2017. The increase was primarily driven by the amortization of the inventory step-up of $360 million for the period September 1 through September 30, 2017 as well as higher sales volume.

See Note 3 for additional information regarding the Merger, including the valuation of inventory.

Other Operating Charges
Other operating charges were $172 million and $490 million for the three and nine months ended September 30, 2016, respectively, and $136 million and $504 million for the period July 1 through August 31, 2017 and the period January 1 through August 31, 2017, respectively. In the Successor period, other operating charges are included in cost of goods sold; selling, general and administrative expenses; and amortization of intangibles. See Note 1 for further discussion of the changes in presentation.

Research and Development Expense ("R&D")
R&D expense increased from $378 million for the three months ended September 30, 2016 to $278 million for the period July 1 through August 31, 2017 and $116 million for the period September 1 through September 30, 2017. The increase was was primarily driven by an increase in agriculture R&D expense partially offset by lower pension and OPEB costs.

R&D expense increased from $1,159 million for the nine months ended September 30, 2016 to $1,064 million for the period January 1 through August 31, 2017 and $116 million for the period September 1 through September 30, 2017. The increase was primarily driven by an increase in agriculture R&D expense.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses increased from $970 million for the three months ended September 30, 2016 to $798 million for the period July 1 through August 31, 2017 and $267 million for the period September 1 through September 30, 2017. The increase is primarily driven by higher transaction costs. During the three months ended September 30, 2016 and period July 1 through August 31, 2017, the company incurred $122 million and $210 million, respectively, of transaction costs in connection with the merger with Dow and the Intended Business Separations. In the Successor period, integration and separation costs are presented as a line item on the Consolidated Statement of Operations. See Note 1 for further discussion of the changes in presentation.

SG&A expenses increased from $3,227 million for the nine months ended September 30, 2016 to $3,306 million for the period January 1 through August 31, 2017 and $267 million for the period September 1 through September 30, 2017. The increase is primarily driven by higher transaction costs. During the nine months ended September 30, 2016 and the period January 1 through August 31, 2017, the company incurred $222 million and $581 million, respectively, of transaction costs in connection with the merger with Dow and the Intended Business Separations.

Amortization of Intangibles
Intangible asset amortization was $89 million for the period September 1 through September 30, 2017. In the Predecessor periods, amortization of intangibles was included within SG&A; other operating charges; and R&D. See Note 3 for further information regarding the Merger, including the valuation of intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net decreased from $172 million for the three months ended September 30, 2016 to $11 million for the period July 1 through August 31, 2017 and $40 million for the period September 1 through September 30, 2017. The charges for the period July 1 through August 31, 2017 and for the period September 1 through September 30, 2017 were primarily severance and related benefit costs related to the 2016 global cost savings and restructuring plan and the Synergy program, respectively. The charges for the three months ended September 30, 2016 were due to a $158 million impairment charge related to indefinite-lived intangible trade names within the Industrial Biosciences business and a $14 million charge associated with the 2016 global cost savings and restructuring plan. The impairment charge was the result of realignment of brand marketing strategies and a determination to phase out the use of certain acquired trade names. See Note 5 to the interim Consolidated Financial Statements for additional information.

Restructuring and asset related charges - net increased from $162 million for the nine months ended September 30, 2016 to $323 million for the period January 1 through August 31, 2017 and $40 million for the period September 1 through September 30, 2017. The charge for the period January 1 through August 31, 2017 is comprised of $279 million of asset-related charges and $44 million in severance and related benefit costs. The asset-related charges primarily relate to the second quarter closure of the Cooper River manufacturing site located near Charleston, South Carolina as part of the 2017 restructuring program. The charges for the period September 1 through September 30, 2017 were primarily severance and related benefit costs as part of the Synergy program. The charges for the nine months ended September 30, 2016 were due to a $158 million impairment charge related to indefinite-lived intangible tradename offset by a net benefit of $71 million primarily driven by a reduction in severance and related benefit costs in the 2016 global cost savings and restructuring plan. The reduction in severance and related benefit costs was driven by the elimination of positions at a lower cost than expected as a result of redeployments and attrition as well as lower than estimated individual severance costs. This was offset by a $75 million charge in the first quarter related to the decision not to re-start the insecticide manufacturing facility at the La Porte site located in La Porte, Texas. See Note 5 to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs were $71 million for the period September 1 through September 30, 2017. In the Predecessor periods, integration and separation costs were included within SG&A. See Note 1 for further discussion of the changes in presentation.

Sundry Income (Expense) - Net
Sundry income (expense) - net was income of $88 million and a loss of $(112) million for the period September 1 through September 30, 2017 and for the period July 1 through August 31, 2017, respectively. Sundry income (expense) - net was a loss of $(15) million for the three months ended September 30, 2016. The period September 1 through September 30, 2017, the period July 1 through August 31, 2017 and the three months ended September 30, 2016 includes a net exchange gain of $77 million, a net exchange loss of $(195) million and a net exchange loss of $(76) million, respectively.

Sundry income (expense) - net was income of $88 million and income of $166 million for the period September 1 through September 30, 2017 and for the period January 1 through August 31, 2017, respectively. Sundry income (expense) - net was income of $407 million for the nine months ended September 30, 2016. The period September 1 through September 30, 2017, the period January 1 through August 31, 2017 and the nine months ended September 30, 2016 includes a net exchange gain of $77 million, a net exchange loss of $(394) million and a net exchange loss of $(212) million, respectively. The period January 1 through August 31, 2017 included a pre-tax gain of $162 million associated with the sale of the global food safety diagnostic business. The nine months ended September 30, 2016 included a pre-tax gain of $369 million associated with the sale of DuPont (Shenzhen) Manufacturing Limited entity.

See Note 6 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense increased from $93 million for the three months ended September 30, 2016 to $71 million for the period July 1 through August 31, 2017 and $27 million for the period September 1 through September 30, 2017. The increase was primarily driven by higher debt balances, partially offset by debt amortization as a result of reflecting the company’s debt at fair value upon the effective date of the Merger.

Interest expense increased from $278 million for the nine months ended September 30, 2016 to $254 million for the period January 1 through August 31, 2017 and $27 million for the period September 1 through September 30, 2017. The increase was primarily driven by higher debt balances, partially offset by debt amortization as a result of reflecting the company’s debt at fair value upon the effective date of the Merger. See Note 3 for additional information regarding the Merger.

Provision for Income Taxes on Continuing Operations
For the period from September 1 through September 30, 2017, the company’s effective tax of 7.7 percent on pre-tax (loss) from continuing operations of $(298) million was impacted by geographic mix of earnings, the tax impact associated with amortization of the inventory-step up, as well as tax benefits on costs associated with the merger with Dow and restructuring and asset related charges. Those impacts were partially offset by certain net exchange losses recognized on the remeasurement of the net monetary asset positions which were not tax deductible in their local jurisdictions.

For the periods from July 1 through August 31, 2017 and January 1 through August 31, 2017, the company’s effective tax rates were 33.8 percent and 8.3 percent on pre-tax (loss) income from continuing operations of $(390) million and $1,791 million, respectively.  For the period from January 1 through August 31, 2017, the company’s effective tax rate was favorably impacted by geographic mix of earnings, certain net exchange gains recognized on the remeasurement of the net monetary asset positions which were not taxable in their local jurisdictions, net favorable tax consequences of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, tax benefits related to a reduction in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations, as well as tax benefits on costs associated with the merger with Dow and restructuring and asset related charges. Those tax benefits were partially offset by the unfavorable tax consequences of non-deductible goodwill associated with the gain on the sale of the company’s global food safety diagnostics business in the first quarter 2017.

For the three months ended September 30, 2016, the company’s effective tax rate of 56.3 percent on pre-tax (loss) from continuing operations of $(151) million was driven by the impact of costs associated with the planned merger with Dow and related activities, in addition to the impact of the write-down of indefinite lived intangible assets within the Industrial Biosciences business. These impacts were partially offset by favorable geographic mix of earnings as well as the impact of the certain net exchange gains recognized on the remeasurement of the net monetary asset positions which were not taxable in their local jurisdictions.

For the nine months ended September 30, 2016, the company’s effective tax rate of 22.6 percent pre-tax income from continuing operations of $2,474 million was impacted by geographic mix of earnings as well as certain net exchange gains recognized on the remeasurement of the net monetary asset positions which were not taxable in their local jurisdictions. Those benefits were partially offset by the tax consequences of the gain on the sale of an entity in the first quarter 2016.

See Note 7 to the interim Consolidated Financial Statements for additional information.

(Loss) Income from Discontinued Operations, Net of Tax
(Loss) income from discontinued operations, net of tax, decreased from income of $72 million for the three months ended September 30, 2016 to income of $29 million for the period July 1 through August 31, 2017 and a loss of $(20) million for the period September 1 through September 30, 2017. The (loss) from discontinuing operations, net of tax for the period September 1 through September 30, 2017 includes pre-tax costs of $69 million related to the amortization of the inventory step-up.

(Loss) income from discontinued operations, net of tax, decreased from income of $347 million for the nine months ended September 30, 2016 to income of $119 million for the period January 1 through August 31, 2017 and a loss of $(20) million for the period September 1 through September 30, 2017. Activity during the period January 1 through August 31, 2017 included a pre-tax charge of $335 million ($214 million net of tax) associated with the PFOA MDL settlement.

See Note 4 to the interim Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements
See Note 2 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2016 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the period January 1 through August 31, 2017 and the period September 1 through September 30, 2017.

(Dollars in millions)	September 30, 2017	December 31, 2016
Cash, cash equivalents and marketable securities	$6,580	$5,910
Total debt	15,735	8,536

The company's cash, cash equivalents and marketable securities at September 30, 2017 and December 31, 2016 are $6.6 billion and $5.9 billion, respectively. The increase of $0.7 billion was primarily due to funding the company's seasonal working capital needs in the U.S. with short term borrowings.

Total debt as of September 30, 2017 was $15.7 billion, a $7.2 billion increase from December 31, 2016. This increase was due primarily to the May 2017 Debt Offering as well as increased borrowings from commercial paper and the Repurchase Facility and increased borrowings under the Term Loan Facility used primarily to fund seasonal working capital requirements. The fair value measurement of DuPont’s assets and liabilities as a result of the application of push down accounting in connection with the Merger resulted in an increase to total debt of $0.6 billion. Refer to Note 3 for further information regarding the Merger.

In May 2017, the company completed an underwritten public offering of $1.25 billion of the company's 2.20 percent Notes due 2020 and $750 million of the company's Floating Rate Notes due 2020 (the "May 2017 Debt Offering"). The proceeds of this offering were used to make a discretionary pension contribution to the company's principal U.S. pension plan, as discussed below. The company will be required to redeem all of the Notes associated with the May 2017 Debt Offering at a redemption price equal to 100 percent of the aggregate principal amount plus any accrued and unpaid interest upon the announcement of the record date for the separation of either the agriculture or specialty products business, or the entry into an agreement to sell all or substantially all of the assets of either business to a third party.

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended from time to time, the "Term Loan Facility"). In the first quarter of 2017, the Term Loan Facility was amended to extend the date on which the commitment to lend terminates. As a result, DuPont may make up to seven term loan borrowings through July 27, 2018; amounts repaid or prepaid are not available for subsequent borrowings. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. As of September 30, 2017, the company had borrowed $1.0 billion and had unused commitments of $3.5 billion under the Term Loan Facility. DuPont may elect to borrow under the Term Loan Facility to meet its short-term liquidity needs.

In October 2017, under the Term Loan Facility, DuPont borrowed $500 million at the LIBOR Loan Rate, primarily to pay down commercial paper.

The Term Loan Facility and the amended revolving credit facility contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to DuPont’s long-term public debt. The Term Loan Facility and the amended revolving credit facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667. At September 30, 2017, the company was in compliance with this financial covenant.

In January 2017, in line with seasonal agricultural working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1.3 billion (the "Repurchase Facility") that expires on November 30, 2017. Under the Repurchase Facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture business to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Note 12 to the interim Consolidated Financial Statements.

The company has access to approximately $7.2 billion in committed and uncommitted unused credit lines, a decrease of $0.7 billion from $7.9 billion as of December 31, 2016. This decrease was primarily due to increased borrowings under the Term Loan Facility. These unused credit lines provide support to meet the company's short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance plans in the event of a change in control, repayment and refinancing of debt, working capital, capital expenditures and repurchases and redemptions of securities.

The company previously anticipated making contributions of approximately $230 million to its principal U.S. pension plan in 2017. During the period January 1 through August 31, 2017, the company made total contributions of $2.9 billion to its principal U.S pension plan, an increase of approximately $2.7 billion reflecting discretionary contributions. The discretionary contribution was funded through the May 2017 Debt Offering, as discussed above; short-term borrowings, including commercial paper issuance; and cash. The $2.9 billion contribution was taken as a deduction on the company’s 2016 federal tax return and resulted in a net operating loss for tax purposes.  This loss resulted in an overpayment of taxes paid of approximately $800 million.  A portion of the overpayment will be applied against current year tax liability.  The remainder of the loss generated a refund of approximately $700 million which was received during the fourth quarter of 2017.

DuPont entered into a trust agreement in 2013 (as amended and restated in the third quarter of 2017) that establishes and requires DuPont to fund a trust (the "Trust") for cash obligations under certain nonqualified benefit and deferred compensation plans upon a change-in-control event as defined in the trust agreement. Under the Trust agreement, the consummation of the Merger was a change-in-control event. As a result, within 90 days following August 31, 2017, DuPont is required to contribute to the Trust approximately $570 million. DuPont may use one or more sources of liquidity to fund the contribution. Management is currently evaluating and will finalize the funding source(s) in the fourth quarter 2017.

Summary of Cash Flows
Cash used for operating activities was $3.9 billion for the period January 1 through August 31, 2017 and $0.3 billion for the period September 1 through September 30, 2017, compared to $1.0 billion during the nine months ended September 30, 2016. The $3.2 billion increase was due primarily to higher pension contributions, increased transactions costs and PFOA multi-district litigation settlement, partially offset by lower tax payments.

Cash used for investing activities was $2.4 billion for the period January 1 through August 31, 2017 and cash provided by investing activities was $0.9 billion for the period September 1 through September 30, 2017, compared to cash used for investing activities of $1.1 billion during the nine months ended September 30, 2016. The $0.4 billion increase in cash used for investing activities was primarily due to increased net purchases of marketable securities and payments for acquisitions of businesses, partially offset by lower net payments from foreign currency contracts.

Cash provided by financing activities was $5.6 billion for the period January 1 through August 31, 2017 and $0.2 billion for the period September 1 through September 30, 2017, compared to $1.2 billion during the nine months ended September 30, 2016. The $4.6 billion increase was primarily due to the May 2017 Debt Offering as well as increased borrowings from commercial paper, the Repurchase Facility and increased borrowings under the Term Loan Facility used primarily to fund seasonal working capital requirements.

Dividend payments to shareholders of DuPont common and preferred stock totaled $0.7 billion during the period January 1 through August 31, 2017, and $0.3 billion during the period September 1 through September 30, 2017.

As of the consummation of the Merger, shares of DuPont common stock held publicly were redeemed and DuPont's common stock is owned solely by its parent company, DowDuPont. DuPont's preferred stock remains issued and outstanding, and DuPont continues to be responsible for dividends on its preferred stock; however, the obligation is not material to the company's liquidity.

Dow and DuPont anticipate funding DowDuPont primarily through dividend distributions, which the subsidiaries can fund with cash or another source of liquidity, to DowDuPont.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company's 2016 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off- Balance Sheet Arrangements, and Note 13 to the interim Consolidated Financial Statements.

Critical Accounting Estimates
The company's significant accounting policies are more fully described in Note 1 in the company's 2016 Annual Report. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

As a result of the merger with Dow, the accounting policy described below has been identified as significant to DuPont.

Fair Value of the Assets and Liabilities of Our Existing Businesses
Due to the Merger and the related accounting determination, DuPont has elected to apply the acquisition method of accounting, which requires that all assets and liabilities be remeasured to fair value as of the date of the Merger. Such fair values have been reflected in the company's financial statements following the “push down method of accounting.” Estimates of fair value require a complex series of judgments about future events and uncertainties. The estimates and assumptions used to determine the preliminary estimated fair value assigned to each class of assets and liabilities, as well as asset lives, have a material impact to the company's consolidated financial statements, and are based upon assumptions believed to be reasonable but that are inherently uncertain. Third party valuation specialists were engaged to assist in the valuation of certain of these assets and liabilities.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2016 can be found in the company's 2016 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements. The company's contractual obligations at September 30, 2017 have increased approximately $1.7 billion versus prior year end. The increase is primarily driven by the May 2017 Debt Offering and increased borrowings under the Term Loan Facility, partially offset by payments of purchase obligations. See Note 12 to the interim Consolidated Financial Statements for further discussion of the company's debt offering and drawdown under the Term Loan Facility.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 17 to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the company's 2016 Annual Report for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

Item 4.  CONTROLS AND PROCEDURES

a)        Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the company's reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of September 30, 2017, the company's Chief Executive Officer ("CEO")" and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the period September 1 through September 30, 2017 and the period July 1 through August 31, 2017 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Effective August 31, 2017, pursuant to the merger of equals transactions contemplated by the Agreement and Plan of Merger, dated as of December 31, 2015, as amended on March 31, 2017, the company and the Dow Chemical Company (“Dow”) each merged with wholly owned subsidiaries of DowDuPont Inc and, as a result, Dow and DuPont become subsidiaries of DowDuPont Inc. The company’s internal control over financial reporting continued to operate as designed to support the consolidation of DuPont into DowDuPont Inc.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 13 to the interim Consolidated Financial Statements.

Litigation
PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 13 to the interim Consolidated Financial Statements under the heading PFOA.

Fayetteville Works Facility, Fayetteville, North Carolina
In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served the company with a subpoena for testimony and the production of documents to a grand jury.   Information related to this matter is included in Note 13 to the interim Consolidated Financial Statements under the heading PFOA.

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at the company’s La Porte facility. The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont continues to cooperate with governmental agencies, including the U.S. Environmental Protection Agency ("EPA"), the Chemical Safety Board and the Department of Justice ("DOJ"), still conducting investigations. These investigations could result in sanctions and civil or criminal penalties against the company.

Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The descriptions are included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934.

La Porte Plant, La Porte, Texas - EPA Multimedia Inspection
The EPA conducted a multimedia inspection at the La Porte facility in January 2008. DuPont, EPA and DOJ began discussions in the Fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These discussions continue.

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, DuPont began discussions with EPA and DOJ related to a multimedia inspection that EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. These discussions will continue.

La Porte Plant, La Porte, Texas - OSHA Release Incident Citations
In May 2015, the Occupational Safety & Health Administration ("OSHA") cited the company in connection with the November 2014 release for fourteen violations (twelve serious, one repeat and one other-than-serious) with an aggregate associated penalty of $99,000. In the second quarter 2017, OSHA and the company settled the Release Incident matter. The company agreed to pay penalties of $106,375 for ten violations (two repeat, seven serious and one other-than-serious). Four violations were withdrawn. The settlement was finalized and the penalties paid in the third quarter.

La Porte Plant, La Porte, Texas - OSHA Process Safety Management ("PSM") Audit
In 2015, OSHA conducted a PSM audit of the Crop Protection and Fluoroproducts units at the La Porte Plant. In July 2015, OSHA cited the company for three willful, one repeat and five serious PSM violations and placed the company in its Severe Violator Enforcement Program. OSHA has proposed a penalty of $273,000. In the second quarter 2017, OSHA and the company settled the PSM Audit matter. The company agreed to pay penalties of $285,848 for seven violations (four repeat and three serious). Two violations were withdrawn and all willful violations were reclassified. The settlement was finalized and the penalties paid in predecessor period.

Item 1A. RISK FACTORS

The following updates the company's risk factors discussed in Part I, Item 1A, Risk Factors, in the company's 2016 Annual Report.

An Impairment of Goodwill or Intangibles Assets could Negatively Impact the company's Financial Results.
As a result of the Merger and the related accounting determination, DuPont elected to apply push-down accounting and has reflected the fair value of assets and liabilities in its Successor Consolidated Financial Statements, including a significant amount of goodwill and intangible assets. The company assesses both goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The company may also elect to skip the qualitative testing and proceed directly to quantitative testing. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value with a charge against earnings. Since the company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, continued weak demand for a specific business could result in an impairment. Future impairments of goodwill or intangible assets could be recorded in results of operations due to changes in assumptions, estimates or circumstances and there can be no assurance that such impairments would be immaterial to the company.

Item 5. OTHER INFORMATION

On March 31, 2017, the company entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"), providing for FMC's acquisition of the Crop Protection business and R&D assets that DuPont is required to divest in order to obtain EC approval of the Merger Transaction as described in Item 1, Note 4, (the "Divested Ag Business") and DuPont's acquisition of certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products, (the "Acquired H&N Business") (collectively, the "FMC Transactions").  On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the Acquired H&N Business. The FMC Transactions includes cash consideration payment to DuPont of approximately $1,200 million, which reflects the difference in value between the Divested Ag Business and the Acquired H&N Business, subject to  adjustments for inventory of the Divested Ag Business and net working capital of the Acquired H&N Business.

Unaudited pro forma consolidated financial information of the company giving effect to the divestment of the Divested Ag Business required by Article 11 of Regulation S-X is attached hereto as Exhibit 99.1.  The company’s acquisition of the H&N Business has not been reflected in the pro forma financial statements as it is individually insignificant in accordance with Rules 1-02(w) and 3-05 of Regulation S-X.

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	November 6, 2017

By:	/s/ Nicholas C. Fanandakis

Nicholas C. Fanandakis
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

3.2	Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company's Current Report on Form 8-K (Commission file number 1-815) for the period ended September 1, 2017).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

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

10.26
Purchase Price Allocation Side Letter Agreement, dated as of May 12, 2017, by and between the Company and FMC Corporation (incorporated by reference to Exhibit 10.26 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2017).

10.27
Amendment No. 1 to Separation Agreement by and between the Company and The Chemours Company, dated August 24, 2017 (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated August 25, 2017).

10.28
Employment Agreement by and between the Company and Edward D. Breen, dated as of August 31, 2017, (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

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

Exhibit Number	Description

32.2
Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

99.1	Unaudited Pro Forma Consolidated Financial Information

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________________
*Management contract or compensatory plan or arrangement.
**DuPont hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.