Form 10-K
period 2017-12-31
DUPONT E I DE NEMOURS & CO
filed 2018-02-15
CIK 30554

2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
974 Centre Road
Wilmington, Delaware 19805
(Address of principal executive offices)
Registrant's telephone number, including area code: 302-774-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Preferred Stock $4.50 Series, no par value, cumulative	New York Stock Exchange
Preferred Stock $3.50 Series, no par value, cumulative	New York Stock Exchange

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
        The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2017, was approximately $70.0 billion.
As of December 31, 2017, and as of the date of this filing, all of the company's issued and outstanding common stock, comprised of 100 shares, $0.30 par value per share, is held by DowDuPont Inc.

The Registrant meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

E. I. du Pont de Nemours and Company
Form 10-K
Table of Contents
The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part I

ITEM 1.  BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. Today, DuPont is helping customers find solutions to capitalize on areas of growing global demand — enabling more, safer, nutritious food; creating high-performance, cost-effective and energy efficient materials for a wide range of industries; and increasingly delivering renewably sourced bio-based materials and fuels. Total worldwide employment at December 31, 2017 was about 44,000 people. The company has subsidiaries in about 90 countries worldwide and manufacturing operations in about 50 countries. The percentage of consolidated net sales made to customers outside the United States of America (U.S.) was 70 percent during the period September 1 through December 31, 2017 and 56 percent during the period January 1 through August 31, 2017. See Note 20 to the Consolidated Financial Statements for additional details on the location of the company's sales and property.

DowDuPont Merger of Equals
DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Dow") and DuPont (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Dow and DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. DowDuPont intends to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont, the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax-efficient transactions (collectively, the "Intended Business Separations"). DowDuPont anticipates materials science separating by the end of the first quarter of 2019, and expects agriculture and specialty products to separate by June 1, 2019.

Upon completion of the Merger, (i) each share of common stock, par value $0.30 per share issued and outstanding immediately prior to the Merger Effectiveness Time, of the company (the “DuPont Common Stock”) was converted into the right to receive 1.2820 fully paid and non-assessable shares of DowDuPont common stock, par value $0.01 per share, ("DowDuPont Common Stock"), in addition to cash in lieu of any fractional shares of DowDuPont Common Stock, and (ii) each share of DuPont Preferred Stock—$4.50 Series and DuPont Preferred Stock—$3.50 Series (collectively, the “DuPont Preferred Stock”) issued and outstanding immediately prior to the Merger Effectiveness Time remains issued and outstanding and was unaffected by the Mergers.

As a condition of the regulatory approval for the Merger Transaction, the company was required to divest certain assets related to its Crop Protection business and research and development ("R&D") organization, specifically the company’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® , and Indoxacarb as well as the Crop Protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs (the "Divested Ag Business"). On March 31, 2017, the company entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, and effective upon the closing of the transaction on November 1, 2017, FMC acquired the Divested Ag Business that DuPont was required to divest in order to obtain European Commission ("EC") approval for the Merger Transaction, and DuPont acquired certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (collectively, the "FMC Transactions"). See Note 3 and Note 4 for further information regarding the acquisition and divestiture, respectively. The assets and liabilities related to the Divested Ag Business for all periods are presented as held for sale in the Consolidated Balance Sheets. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within income from discontinued operations after income taxes in the Consolidated Statements of Operations for all periods presented.

Basis of Presentation
For purposes of DowDuPont's financial statement presentation, Dow was determined to be the accounting acquirer in the Merger and DuPont's assets and liabilities are reflected at fair value as of the Merger Effectiveness Time. In connection with the Merger and the related accounting determination, DuPont has elected to apply push-down accounting and reflect in its financial statements, the fair value of its assets and liabilities. DuPont's Consolidated Financial Statements for periods following the close of the Merger are labeled “Successor” and reflect DowDuPont’s basis in the fair values of the assets and liabilities of DuPont. All periods prior to the closing of the Merger reflect the historical accounting basis in DuPont's assets and liabilities and are labeled “Predecessor.” The Consolidated Financial Statements and Footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. See Note 3 for additional information on the Merger.

Part I
ITEM 1.  BUSINESS, continued

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted.  The Act reduces the US federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. At December 31, 2017, the company had not completed its accounting for the tax effects of enactment of the Act; however, in the fourth quarter of 2017, the company recorded a net benefit in provision for taxes on continuing operations of $2,001 million, which consisted of a provisional net benefit of $2,716 million due to the reduction of the U.S. federal corporate income tax rate, partially offset by a provisional charge of $715 million due to the transition tax. Additional details related to The Act can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 21 of this report and Note 7 to the Consolidated Financial Statements.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions to achieve targeted cost synergies under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The plan is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations.  Based on all actions approved to date under the Synergy Program, DuPont expects to record total pre-tax restructuring charges of $430 million to $600 million, comprised of approximately $320 million to $360 million of severance and related benefits costs; $110 million to $140 million of costs related to contract terminations; and up to $100 million of asset related charges. The Synergy Program includes certain asset actions, including strategic decisions regarding the cellulosic biofuel unit reflected in the preliminary fair value measurement of DuPont’s assets as of the merger date. Current estimated total pre-tax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

For the period September 1 through December 31, 2017, DuPont recorded a pre-tax charge of $187 million, consisting of severance and related benefit costs of $153 million, contract termination costs of $31 million and asset-related charges of $3 million. The charge for the period September 1 through December 31, 2017 was recognized in restructuring and asset related charges - net in the company's Consolidated Statements of Operations. Substantially all of the remaining restructuring charges are expected to be incurred in 2018 and the related actions, including employee separations, associated with this plan are expected to be substantially complete by the end of 2019.

Future cash payments related to this program are anticipated to be approximately $410 million to $480 million, primarily related to the payment of severance and related benefits and contract termination costs. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions. The company anticipates including savings associated with these actions within DowDuPont's cost synergy commitment of $3.3 billion associated with the Merger Transaction. Additional details related to this plan can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 21 of this report and Note 5 to the Consolidated Financial Statements.

2017 Restructuring Program
During the first quarter 2017, DuPont committed to take actions to improve plant productivity and better position its product lines for productivity and growth before and after the anticipated closing of the Merger Transaction (the "2017 restructuring program"). In connection with these actions, the company incurred pre-tax charges of $313 million for the period January 1 through August 31, 2017 ("Predecessor" period) recognized in restructuring and asset related charges - net in the company's Consolidated Statements of Operations. The charge is comprised of $279 million of asset-related charges and $34 million in severance and related benefit costs. The charges primarily relate to the second quarter closure of the safety and construction product line at the Cooper River manufacturing site located near Charleston, South Carolina. The asset-related charges mainly consist of accelerated depreciation associated with the closure. The actions associated with this plan are substantially complete. The company anticipates including savings associated with these actions within the targeted cost synergies associated with the Merger Transaction. Additional details related to this plan can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 22 of this report and Note 5 to the Consolidated Financial Statements.

Part I
ITEM 1.  BUSINESS, continued

2016 Global Cost Savings and Restructuring Plan
On December 11, 2015, DuPont announced a 2016 global cost savings and restructuring plan designed to reduce $730 million in costs in 2016 compared with 2015. As part of the plan, the company committed to take structural actions across all product lines and staff functions globally to operate more efficiently by further consolidating product lines and aligning staff functions more closely with them.  In connection with the restructuring actions, the company recorded a pre-tax charge to earnings of $783 million in the fourth quarter 2015, comprised of $641 million of severance and related benefit costs, $109 million of asset related charges, and $33 million of contract termination costs. The restructuring actions associated with the charge are substantially complete and the plan delivered the target cost reductions in 2016 versus 2015. Additional details related to this plan can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 22 of this report and Note 5 to the Consolidated Financial Statements.

Acquisition of Granular, Inc.
On August 31, 2017, the company acquired Granular, Inc., a leading provider of software and analytics tools that help farms improve efficiency, profitability, and sustainability.  The purchase price was approximately $250 million and was primarily allocated to goodwill, developed technology and customer relationships.

Divestiture of Food Safety Diagnostic Business
In February 2017, the company completed the sale of the global food safety diagnostic business to Hygiena LLC.  The sale resulted in a pre-tax gain of $162 million ($86 million net of tax). The gain was recorded in sundry income - net in the company's Consolidated Statement of Operations for the period January 1 through August 31, 2017.

Settlement of PFOA MDL
As previously reported, approximately 3,550 lawsuits have been filed in various federal and state courts in Ohio and West Virginia alleging personal injury from exposure to perfluorooctanoic acid and its salts, including the ammonium salt ("PFOA"), in drinking water as a result of the historical manufacture or use of PFOA at the Washington Works' plant outside Parkersburg, West Virginia.  The plant operating units involved in the allegations are owned and operated by The Chemours Company ("Chemours").  These personal injury lawsuits were consolidated in multi-district litigation in the United States District Court for the Southern District of Ohio (the "MDL"). In February 2017, DuPont and plaintiffs’ counsel agreed to a settlement in principle of the MDL; the parties executed the definitive settlement agreements in March 2017. The total settlement amount is $670.7 million in cash, half of which was paid by Chemours and half by DuPont. The settlement was entered into solely by way of compromise and is not in any way an admission of liability or fault by DuPont or Chemours. The company recorded a pre-tax charge of $335 million ($214 million net of tax) to (loss) income from discontinued operations after income taxes in the company's Consolidated Statement of Operations for the period January 1 through August 31, 2017 for the remainder of the settlement not subject to indemnification by Chemours. See Note 14 to the Consolidated Financial Statements for additional information.

Spin-off of Performance Chemicals
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company. In connection with the separation, the company and Chemours entered into a Separation Agreement and a Tax Matters Agreement as well as certain ancillary agreements. In accordance with generally accepted accounting principles in the U.S. ("GAAP"), the results of operations of its former Performance Chemicals segment are presented as discontinued operations and, as such, are included within (loss) income from discontinued operations after income taxes in the Consolidated Statements of Operations for all periods presented. Additional details regarding the separation and other related agreements can be found in Note 4 to the Consolidated Financial Statements.

Segment Information
Effective with the Merger, DuPont’s business activities are components of its parent company’s business operations. DuPont’s business activities, including the assessment of performance and allocation of resources, are reviewed and managed by DowDuPont. Information used by the chief operating decision maker of DuPont relates to the company in its entirety. Accordingly, there are no separate reportable business segments for DuPont under Accounting Standards Codification ("ASC") Topic 280 “Segment Reporting” and DuPont's business results are reported in this Form 10-K as a single operating segment. Prior year's segment information has been made to conform to the current presentation.

Part I
ITEM 1.  BUSINESS, continued

Principal Product Information
Subsidiaries and affiliates of DuPont conduct manufacturing, seed production and/or selling activities and some are distributors of products manufactured by the company. The following describes the company’s principal product lines including major brands and technologies:

Agriculture
The agriculture product line offers a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity for the global production agriculture industry. The agriculture product line includes hybrid corn seed and soybean seed varieties, primarily under the Pioneer® brand name, as well as canola, sunflower, sorghum, wheat and rice seed, silage inoculants, weed, insect and disease control products, as well as agronomic software. Pioneer seed sales amounted to 15 percent, 34 percent, 29 percent and 29 percent of the company's total consolidated net sales for the period September 1, 2017 through December 31, 2017, for the period January 1, 2017 through August 31, 2017 and for the years ended December 31, 2016 and 2015, respectively.

Packaging and Specialty Plastics
The packaging and specialty plastics product line specializes in resins and films used in packaging and industrial polymer applications, sealants and adhesives and sporting goods. Key brands and technologies include DuPont™ Surlyn® ionomer resins, Bynel® coextrudable adhesive resins, Elvax® EVA resins, Nucrel® Elvaloy®polymer modifiers and Elvaloy® copolymer resins.

Electronics and Imaging
The electronics and imaging product line supplies differentiated materials and systems for consumer electronics, photovoltaics ("PV"), displays and advanced printing that enable superior performance and lower total cost of ownership for customers. The company targets growth opportunities in circuit and semiconductor fabrication and packaging materials, PV materials, display materials, packaging graphics, and digital printing.

Industrial Biosciences
The industrial biosciences product line offers a broad portfolio of bio-based products, including enzymes that add value and functionality to processes and products across a broad range of markets such as animal nutrition, detergents, food manufacturing, ethanol production and industrial applications. The product line also includes DuPont™ Sorona® PTT renewably sourced polymer for use in carpet and apparel fibers and clean technologies offerings to help reduce sulfur and other emissions, formulate cleaner fuels, and dispose of liquid waste.

Nutrition and Health
The nutrition and health product line offers a wide range of sustainable, bio-based ingredients, providing innovative solutions including the wide-range of DuPont™ Danisco® food ingredients such as cultures and probiotics, notably Howaru®, pharmaceutical excipients, emulsifiers, texturants, natural sweeteners such as Xivia® and Supro® soy-based food ingredients. These ingredients hold leading market positions based on industry leading innovation, knowledge and experience, relevant product portfolios and close-partnering with the world's food manufacturers and pharmaceutical companies. The company has recently expanded the probiotics production capacity in the United States due to the rapidly growing global demand for probiotics.

Safety and Construction
The safety and construction product line offers innovation engineered products and integrated systems for a number of industry verticals including construction, worker safety, energy, oil and gas and transportation. The product line addresses the growing global needs of businesses, governments, and consumers for solutions that make life safer, healthier and better. Key brands and technologies include DuPont™ Kevlar® fiber, DuPont™ Nomex® fiber and paper, and DuPont™ Tyvek® protective materials, DuPont™ Tychem® protective suits and DuPont™ Corian® solid and quartz surfaces.

Part I
ITEM 1.  BUSINESS, continued

Transportation and Advanced Polymers
The transportation and advanced polymers product line offers a broad range of polymer-based materials and expert application development assistance to enhance the performance, reduce the total system cost and optimize the sustainability of their products. The portfolio of high performance renewably-sourced and sustainable polymers includes engineering resins, adhesives, lubricants and parts used by customers to fabricate components for mechanical, chemical and electrical systems. Key brands and technologies include DuPont™ Zytel® long chain nylon polymers, Zytel® HTN nylon resins, Zytel® nylon resins, Crastin® PBT polymer resins, Rynite® PET polymer resins, Delrin® acetal resins, Hytrel® polyester thermoplastic elastomer resins, Vespel® parts and shapes, Vamac® ethylene acrylic elastomer and Kalrez® perfluoroelastomer.

See Note 20 to the Consolidated Financial Statements for net sales by major product line for the periods September 1 through December 31, 2017, the period January 1 through August 31, 2017 and for the years ended December 31, 2016 and 2015.

Sales by geographic region are included within Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Analysis of Operations".

Principal Markets
The company's principal markets include: agriculture, automotive and transportation, packaging for food and beverages, electrical/electronic components, material handling, healthcare, construction, semiconductor, aerospace/aircraft, dietary supplements, specialty food ingredients, food nutrition, health and safety, industrial, consumer electronics, photovoltaics, displays, consumer, military and law enforcement, aircraft, energy, animal nutrition, detergents, food and beverage, carpet and apparel fiber.

Sources and Availability of Major Raw Materials
The company utilizes numerous suppliers as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To ensure availability, the company maintains multiple sources for fuels and many raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

The following are the company's major commodities, raw materials and supplies:
Corn and soybean seeds, soy white flakes, soybean, adipic acid, hexamethylene diamine, meta-phenylene diamine, terephthaloyl chloride, thermoplastic polyester elastomer and thermoplastic copolyester elastomer.

Competition
As a science and technology based company, DuPont competes on a variety of factors such as product quality and performance or specifications, continuity of supply, price, customer service and breadth of product line, depending on the characteristics of the particular market involved and the product or service provided. The company competes globally with other seed and plant biotechnology companies on the basis of technology and trait leadership, price, quality and cost competitiveness. Key competitors for the company's agriculture product line include BASF, Bayer, Monsanto and Syngenta, as well as regional seed companies.

Distribution
Most products are marketed primarily through the company's sales organization, although in some regions, more emphasis is placed on sales through distributors. The company has a diverse worldwide network which markets and distributes the company's brands to customers globally. This network consists of the company's sales and marketing organization partnering with distributors, independent retailers and farmers, cooperatives and agents throughout the world. In the corn and soybean markets of the U.S. Corn Belt, the company sells Pioneer® brand products primarily through a specialized force of independent sales representatives. Outside of North America, the company markets Pioneer® brand products primarily through a network of subsidiaries, joint ventures and independent producer-distributors.

Seasonality
Sales of the company's agriculture product line are affected by the seasonality of global agriculture markets and weather patterns. Sales and earnings performance are significantly stronger in the first versus second half of the year, reflecting the northern hemisphere planting season. As a result of this seasonality, the agriculture product line inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables for seeds are at a low point at year-end and increase through the northern hemisphere selling season to peak at the end of the second quarter.

Part I
ITEM 1.  BUSINESS, continued

Backlog
In general, the company does not manufacture its products against a backlog of orders and does not consider backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, the company believes that backlog information is not meaningful to understanding its overall business and should not be considered a reliable indicator of the company's ability to achieve any particular level of revenue or financial performance.

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

Patents & Trademarks: DuPont continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. DuPont’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be leveraged to align with the company’s strategic priorities within and across product lines. At December 31, 2017, the company owned about 6,500 active U.S. patents and about 9,900 active patents outside of the U.S., which reflects the impact of the FMC Transactions. Information on the importance of intellectual property rights to the company’s agriculture product line is included in the Research and Development discussion below.

Remaining life of granted patents owned as of December 31, 2017:

	U.S.	Other Countries
Within 5 years	1,700	2,800
6 to 10 years	1,900	4,400
11 to 16 years	2,400	2,600
16 to 20 years	500	100
Total	6,500	9,900

In addition to its owned patents, the company owns over 7,000 patent applications.

The company owns or licenses many trademarks that have significant recognition at the consumer retail level and/or product line to product line level. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

Research and Development
DuPont’s investment in research and development ("R&D") was $473 million for the period September 1 through December 31, 2017, $1,064 million for the period January 1 through August 31, 2017, $1,502 million in 2016 and $1,735 million in 2015. DuPont conducts R&D activities to renew its portfolio, create new product lines, and transform markets to deliver results in the short, mid and long term. The company protects its R&D investment through its intellectual property strategy.  See discussion under “Intellectual Property” above.

R&D expense related to the agriculture product line accounted for 53 percent and 56 percent of the company's total research and development expense for the periods from January 1 through August 31, 2017 and September 1 through December 31, 2017, respectively. R&D for the agriculture product line requires long-term commitment of resources, extensive regulatory efforts and collaborations, partnerships and business arrangements to successfully bring products to market. To protect its investment, the company employs the use of patents covering germplasm and native and biotechnology traits in accordance with country laws. The company holds multiple long-term biotechnology trait licenses from third parties as a normal course of business. The biotechnology traits licensed by the company from third parties are contained in a variety of Pioneer seeds, including corn hybrids and soybean varieties. The majority of Pioneer’s corn hybrids and soybean varieties sold to customers contain biotechnology traits licensed from third parties under these long-term licenses.

Part I
ITEM 1.  BUSINESS, continued

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 17, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 34, 40-42 and (3) Notes 1 and 14 to the Consolidated Financial Statements.

Available Information
The company is subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, the company is required to file reports and information with the Securities and Exchange Commission ("SEC"), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also accessible on DowDuPont's website at http://www.dow-dupont.com/home by clicking on the section labeled "Investors", then on "DuPont SEC Filings." These reports are made available, without charge, as soon as is reasonably practicable after the company files or furnishes them electronically with the SEC.

Part I
ITEM 1A.  RISK FACTORS

The company's operations could be affected by various risks, many of which are beyond its control. Based on current information, the company believes that the following identifies the most significant risk factors that could affect its operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

The Benefits of the Merger May Not be Fully Realized. Combining the Businesses of DuPont and Dow May Be More Difficult, Costly or Time-Consuming than Expected, Which May Adversely Affect DuPont's Results.
The success of the Merger depends on, among other things, DowDuPont's ability to combine the DuPont and Dow businesses in a manner that facilitates the intended separation of the combined company's agriculture, materials science and specialty products businesses through one or more tax-efficient transactions (the "Intended Business Separations"), resulting in three independent, publicly traded companies, and realizes anticipated synergies.

DuPont expects to benefit from significant cost synergies at both the product line and corporate levels through the Synergy Program which is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations, including through the achievement of production cost efficiencies, enhancement of the agricultural supply chain, elimination of duplicative agricultural research and development programs, optimization of the combined company’s global footprint across manufacturing, sales and research and development in the materials science business, optimizing manufacturing processes in the electronics space, the reduction of corporate and leveraged services costs, and the realization of significant procurement synergies. In connection with the Synergy Program, DuPont expects to record total pretax restructuring charges of $430 million to $600 million, comprised of approximately $320 million to $360 million of severance and related benefit costs; $110 million to $140 million of costs related to contract terminations; and up to $100 million of asset related charges.

Management also expects the combined company will achieve growth synergies and other meaningful savings and benefits as a result of the Intended Business Separations.

Combining DuPont and Dow's independent businesses and preparing for the Intended Business Separations are complex, costly and time-consuming processes and the management of DowDuPont may face significant implementation challenges, many of which may be beyond the control of management, including, without limitation:

•	ongoing diversion of the attention of management from the operation of the combined company’s business as a result of the Intended Business Separations;

•	impact of portfolio changes between materials science and specialty products on integration and separation preparation activities;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•	the possibility of faulty assumptions underlying expectations regarding the integration or separation process, including with respect to the intended tax efficient transactions;

•	unanticipated issues in integrating, replicating or separating information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;

•	difficulties in managing a larger combined company, addressing differences in business culture and retaining key personnel;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company and the intended tax efficient separation transactions; and

•	coordinating geographically separate organizations.

Some of these factors will be outside of the control of DowDuPont, DuPont and Dow, and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue which could materially impact business, financial condition and results of operations. The integration and Intended Businesses Separation processes and other disruptions, including those from divestitures and acquisitions undertaken in connection with securing regulatory approval for the Merger, as well as those from the portfolio changes between the materials science and specialty products businesses, may also adversely affect the combined company’s relationships with employees, suppliers, customers, distributors, licensors and others with whom DuPont and Dow have business or other dealings, and difficulties in integrating the businesses or regulatory functions of DuPont and Dow could harm the reputation of DowDuPont, DuPont and Dow.

Part I
ITEM 1A.  RISK FACTORS, continued

If DowDuPont is not able to successfully combine the businesses of DuPont and Dow in an efficient, cost-effective and timely manner, the anticipated benefits and cost savings, including from the Synergy Program, of the Merger (including the Intended Business Separations) may not be realized fully, or at all, or may take longer to realize than expected, and the value of DowDuPont common stock, the revenues, levels of expenses and results of operations may be affected adversely. A variety of factors may adversely affect DowDuPont's ability to realize the currently expected synergies, savings and other benefits of the Merger, including failure to successfully optimize the combined company's facilities footprint, the failure to take advantage of the combined company's global supply chain, the failure to identify and eliminate duplicative programs, and the failure to otherwise integrate DuPont's or Dow's respective businesses, including their technology platforms.

DuPont Will Incur Significant Transaction Costs in Connection with the Integration of Dow and DuPont.
There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and replicated, transferred or separated in connection with the Intended Business Separations. While DuPont has assumed a certain level of expenses, including in connection with the Synergy Program, would be incurred in connection with the Merger and the Intended Business Separations, there are many factors beyond the combined company’s control that could affect the total amount of, or the timing of, anticipated expenses with respect to the integration and implementation of the combined businesses.

There may also be additional unanticipated significant costs in connection with the Merger and the Intended Business Separations that DuPont may not recoup. These costs and expenses could reduce the benefits and additional income DuPont expects to achieve from the Merger. Although DuPont expects that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

Inability to Access the Debt Capital Markets Could Impair DuPont's Liquidity, Business or Financial Condition.
DowDuPont’s primary sources of liquidity are through DuPont and Dow and their respective consolidated subsidiaries, (collectively, the “Subsidiaries”). Each of DuPont and Dow has relied and continues to rely on access to the debt capital markets to finance their day-to-day and long-term operations. In connection with the Merger, DowDuPont has not incurred debt obligations or guaranteed the debt obligations of Dow or DuPont. Any limitation on the part of either DuPont’s or Dow's ability to raise money in the debt markets could have a substantial negative effect on their respective liquidity and the liquidity of DowDuPont. Access to the debt capital markets in amounts adequate to finance each company’s activities could be impaired as a result of the existence of material nonpublic information about the Intended Business Separations and other potential factors, including factors that are not specific to the companies, such as a severe disruption of the financial markets and interest rate fluctuations.

Prior to the Intended Business Separations, if pursued, the level and quality of the respective earnings, operations, business and management, among other things, of each of DuPont and Dow will impact their respective credit ratings, costs and availability of financing and those of the combined company. A decrease in the ratings assigned to DuPont or Dow by the ratings agencies may negatively impact their access to the debt capital markets and increase the combined company’s cost of borrowing. There can be no assurance that DuPont and Dow will maintain their current credit worthiness or prospective credit ratings. Any actual or anticipated changes or downgrades in such credit ratings may have a negative impact on the liquidity, capital position or access to capital markets of DuPont and Dow and, therefore, DowDuPont.

The Costs of Complying with Evolving Regulatory Requirements Could Negatively Impact the Company's Financial Results. Actual or Alleged Violations of Environmental Laws or Permit Requirements Could Result in Restrictions or Prohibitions on Plant Operations, Substantial Civil or Criminal Sanctions, as well as the Assessment of Strict Liability and/or Joint and Several Liability.
The company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the company's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

Part I
ITEM 1A.  RISK FACTORS, continued

Increased Concerns Regarding the Safe Use of Seeds with Biotechnology Traits, Crop Protection Products and Chemicals in General, in Commerce and their Potential Impact on the Environment as well as Perceived Impacts of Biotechnology on Health and the Environment, have Resulted in More Restrictive Regulations and could Lead to New Regulations.
Concerns and claims regarding the safe use of seeds with biotechnology traits, crop protection products, and chemicals in general, their potential impact on health and the environment, and the perceived impacts of biotechnology on health and the environment, reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns and claims include those that increased use of crop protection products, related drift and volatilization, and of biotechnology traits to address resistance of weeds and pests to control by crop protection products, could increase such resistance and otherwise negatively impact health and the environment. These concerns could manifest themselves in stockholder proposals, preferred purchasing, delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance, product discontinuation, continued pressure for and adoption of more stringent regulatory intervention and litigation. These concerns could also influence public perceptions, the viability or continued sales of certain of the company's products, the company's reputation and the cost to comply with regulations. These concerns could have a negative impact on the company's results of operations.

In most jurisdictions, the company must test the safety, efficacy and environmental impact of its agricultural products to satisfy regulatory requirements and obtain the necessary approvals. In certain jurisdictions, the company must periodically renew its approvals which may require it to demonstrate compliance with then-current standards. The regulatory environment is lengthy, complex and in some markets unpredictable, with requirements that can vary by product, technology, industry and country. The regulatory environment may be impacted by the activities of non-governmental organizations and special interest groups and stakeholder reaction to actual or perceived impacts of new technology, products or processes on safety, health and the environment. Obtaining and maintaining regulatory approvals requires submitting a significant amount of information and data, which may require participation from technology providers. Regulatory standards and trial procedures are continuously changing. The pace of change together with the lack of regulatory harmony could result in unintended noncompliance.

Responding to these changes and meeting existing and new requirements may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. The failure to receive necessary permits or approvals could have near- and long-term effects on the company’s ability to produce and sell some current and future products.

To maintain its right to produce or sell existing products or to commercialize new products containing biotechnology traits, particularly seed products, the company must be able to demonstrate its ability to satisfy the requirements of regulatory agencies. Sales into and use of seeds with biotechnology traits in jurisdictions where cultivation has been approved could be impacted if key import markets have not approved the import of grains, food and food ingredients and other products derived from those seeds. If import of grains, food and food ingredients and other products derived from those seeds containing such biotechnology traits occurs in these markets, it could lead to disruption in trade and potential liability for the company.

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

An Impairment of Goodwill or Intangibles Assets could Negatively Impact the company's Financial Results.
As a result of the Merger and the related accounting determination, DuPont elected to apply push-down accounting and has reflected the acquisition date fair value of assets and liabilities in its Successor Consolidated Financial Statements, including a significant amount of goodwill and intangible assets. The company assesses both goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. The company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value, additional quantitative testing is required. If quantitative testing indicates that the carrying value of a reporting unit exceeds its fair value, a goodwill impairment is recorded equal to the amount by which the carrying value of the reporting unit exceeds its fair value. Since the company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, continued weak demand for a specific product line could result in an impairment. As a result of the application of push-down accounting, the carrying value of the company’s assets approximates fair value therefore increasing the risk of impairments. Future impairments of goodwill or intangible assets could be recorded in results of operations due to changes in assumptions, estimates or circumstances and there can be no assurance that such impairments would be immaterial to the company.

Part I
ITEM 1A.  RISK FACTORS, continued

The Determination to Proceed with the Intended Business Separations is a Decision of the DowDuPont Board of Directors and the Expected Benefits of Such Transactions, if They Occur, Will Be Uncertain.
In the event that the DowDuPont board determines to proceed with the Intended Business Separations, it is currently anticipated that any such Intended Business Separation transaction would be effectuated through two pro-rata spin-off transactions, in which DowDuPont stockholders, at such time, would receive shares of capital stock in the resulting spin-off companies, resulting in three independent, public companies. The DowDuPont board may ultimately determine to abandon one or more of the Intended Business Separation transactions, and such determination could have an adverse impact on DowDuPont, DuPont, and Dow. There are many factors that could, prior to the determination by the DowDuPont board to proceed with the Intended Business Separations, impact the structure or timing of, the anticipated benefits from, or determination to ultimately proceed with, the Intended Business Separations, including, among others, global economic conditions, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile foreign currency exchange rates, tax considerations, and other challenges that could affect the global economy, specific market conditions in one or more of the industries of the businesses proposed to be separated, and changes in the regulatory or legal environment. Such changes could adversely impact the value of one or more of the Intended Business Separation transactions to the combined company’s stockholders. Additionally, to the extent the DowDuPont board determines to proceed with the Intended Business Separations, the consummation of such transactions is a complex, costly and time-consuming process, and there can be no guarantee that the intended benefits of such transactions will be achieved. An inability to realize the full extent of the anticipated benefits of the Intended Business Separations, as well as any delays encountered in the process, could have an adverse effect upon the revenues, level of expenses and operating results of the agriculture business, the specialty products business, the materials science business and/or the combined company.

The Company’s Operations Outside the United States are Subject to Risks and Restrictions, Which Could Negatively Affect Our Results of Operations, Financial Condition, and Cash Flows.
The company’s operations outside the United States are subject to risks and restrictions, including fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Although DuPont has operations throughout the world, sales outside the U.S. in 2017 were principally to customers in Eurozone countries, China, Brazil, and Japan. Further, the company’s largest currency exposures are the European euro, the Chinese yuan, the Brazilian real, and the Japanese yen. Market uncertainty or an economic downturn in these geographic areas could reduce demand for the company’s products and result in decreased sales volume, which could have a negative impact on DuPont’s results of operations. In addition, changes in exchange rates may affect the company’s results from operations, financial condition and cash flows in future periods. The company actively manages currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business.

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
Business and/or supply chain disruptions, plant and/or power outages and information technology system and/or network disruptions, regardless of cause including acts of sabotage, employee error or other actions, geo-political activity, weather events and natural disasters could seriously harm the company's operations as well as the operations of its customers and suppliers. In addition, terrorist attacks and natural disasters have increased stakeholder concerns about the security and safety of chemical production and distribution. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could result in misuse of the company's assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales and interference with regulatory compliance. Like most major corporations, the company is the target of industrial espionage, including cyber-attacks, from time to time. The company has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to at least certain confidential business information. However, to date, the company has not experienced any material financial impact, changes in the competitive environment or business operations that it attributes to these attacks. Although management does not believe that the company has experienced any material losses to date related to security breaches, including cybersecurity incidents, there can be no assurance that it will not suffer such losses in the future. The company actively manages the risks within its control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, the company may be required to expend significant resources to enhance its control environment, processes, practices and other protective measures. Despite these efforts, such events could have a material adverse effect on the company's business, financial condition or results of operations.

Unpredictable Seasonal and Weather Factors Could Impact Sales and Earnings from the Company’s Agriculture Product Line.
The agriculture industry is subject to seasonal and weather factors, which can vary unpredictably from period to period. Weather factors can affect the presence of disease and pests on a regional basis and, accordingly, can positively or adversely affect the demand for crop protection products, including the mix of products used. The weather also can affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Seed yields can be higher or lower than planned, which could lead to higher inventory and related write-offs and affect the ability to supply.

Inability to Discover, Develop and Protect New Technologies and Enforce the Company's Intellectual Property Rights, and to Respond to New Technologies Could Adversely Affect the Company's Financial Results.
The company competes with major global companies that have strong intellectual property rights, including rights supporting the use of biotechnology to enhance products, particularly agricultural and bio-based products. Speed in discovering, developing, protecting, and responding to new technologies, including new technology-based distribution channels that could impede the company's ability to engage with customers and end users, and bringing related products to market is a significant competitive advantage. Failure to predict and respond effectively could cause the company's existing or candidate products to become less competitive, adversely affecting sales. Competitors are increasingly challenging intellectual property positions and the outcomes can be highly uncertain. If challenges are resolved adversely, it could negatively impact the company's ability to obtain licenses on competitive terms, commercialize new products and generate sales from existing products.

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

The majority of the company’s corn hybrids and soybean varieties sold to customers contain biotechnology traits that are licensed from third parties under long-term licenses. If the company loses its rights under such licenses, it could negatively impact the company's ability to obtain future licenses on competitive terms, commercialize new products and generate sales from existing products.

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

Failure to Effectively Manage Acquisitions, Divestitures, Alliances and Other Portfolio Actions Could Adversely Impact Our Future Results.
The company made certain divestitures, primarily related to its agriculture product line, in connection with obtaining regulatory approval for the Merger. In addition, the company had a recent acquisition and from time to time evaluates acquisition candidates that may strategically fit its business and/or growth objectives. If the company is unable to successfully integrate and develop acquired businesses, the company could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on the company’s financial results. The company continually reviews its portfolio of assets for contributions to the company’s objectives and alignment with its growth strategy. However, the company may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets may affect the company’s earnings. Moreover, the company might incur asset impairment charges related to acquisitions or divestitures that reduce its earnings. In addition, if the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful, it could adversely impact the company’s financial condition, cash flows and results of operations.

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

DuPont’s Results of Operations Could Be Adversely Affected by Environmental, Litigation and Other Commitments and Contingencies.
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

At December 31, 2017, the company had accrued obligations of $433 million for probable environmental remediation and restoration costs, although it is reasonably possible that the ultimate cost could range up to $920 million above that amount. This includes matters with an aggregate estimated liability range from $242 up to $430 million above that amount for which the company is indemnified by Chemours. At December 31, 2017, the company had recognized a liability of $433 million and an indemnification asset of $242 million for environmental contingencies. If the company could no longer continue to recognize the related indemnification asset due to potential disputes related to recovery or solvency of Chemours, it could adversely impact DuPont’s financial position and results of operations.

Part I
ITEM 1A.  RISK FACTORS, continued

The company faces risks arising from various unasserted and asserted litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. The company has noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. The company also has noted a trend in public and private suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public and the environment, including waterways and watersheds. An adverse outcome in any one or more of these matters could be material to the company's financial results. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on the company.

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

See Note 14 to the Consolidated Financial Statements for additional information on environmental, litigation and other commitments and contingencies faced by the company.

Part I
ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The company's corporate headquarters are located in Wilmington, Delaware. The company's manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world. Additional information with respect to the company's property, plant and equipment and leases is contained in Notes 11, 14 and 20 to the Consolidated Financial Statements.
The company has investments in property, plant and equipment related to global manufacturing operations. The number of principal manufacturing sites by major geographic area around the world at December 31, 2017 is as follows:

Number of Sites
Asia Pacific	62
EMEA [1]	76
Latin America	37
U.S. & Canada	112
287

1.	Europe, Middle East, and Africa ("EMEA").
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

Part I
ITEM 3.  LEGAL PROCEEDINGS

The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 14 to the Consolidated Financial Statements.

Litigation
PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 14 to the Consolidated Financial Statements under the heading PFOA.

Fayetteville Works Facility, Fayetteville, North Carolina
In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served the company with a subpoena for testimony and the production of documents to a grand jury. In the fourth quarter of 2017, DuPont was served with additional subpoenas relating to the same issue. Information related to this matter is included in Note 14 to the Consolidated Financial Statements under the heading Fayetteville Works Facility, North Carolina.

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

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, DuPont began discussions with EPA and DOJ related to a multimedia inspection that EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. These discussions continue.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters
Prior to the Merger, shares of DuPont Common Stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended and listed on the New York Stock Exchange (the “NYSE”). As a result of the Merger, on August 31, 2017, the company requested that the NYSE withdraw the shares of DuPont Common Stock from listing on the NYSE and filed a Form 25 with the U.S. Securities and Exchange Commission ("SEC") to report that DuPont Common Stock is no longer listed on the NYSE. The number of record holders of DuPont common stock was approximately 57,000 at August 31, 2017. The closing price of DuPont common stock on the NYSE on August 31, 2017 was $83.93. DowDuPont is the sole record holder of DuPont Common Stock. DuPont continues to have preferred stock outstanding and it remains listed on the NYSE. DowDuPont Common Stock is listed and trades on the NYSE, ticker symbol DWDP.

Prior to the Merger, holders of the company's common stock were entitled to receive dividends when they were declared by the Board of Directors. Dividends on common stock and preferred stock were historically declared in January, April, July and October. When dividends on common stock were declared, they were usually paid mid-March, June, September and December. The third quarter 2017 dividend on common stock was paid as of September 30, 2017. Preferred dividends are paid on or about the 25th of January, April, July and October. The Stock Transfer Agent and Registrar is Computershare Trust Company, N.A.

The information regarding the dividends per share of DuPont Common Stock based on declaration date for 2017 and 2016 is shown below.

2017	Per Share Dividend Declared
Third Quarter (July 1 through August 31, 2017)	$0.38
Second Quarter	0.38
First Quarter	0.38

2016
Fourth Quarter	$0.38
Third Quarter	0.38
Second Quarter	0.38
First Quarter	0.38

ITEM 6.  SELECTED FINANCIAL DATA

The Registrant meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

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

On December 11, 2015, The Dow Chemical Company (“Dow”) and E. I. du Pont de Nemours and Company (“DuPont”) announced entry into an Agreement and Plan of Merger, as amended on March 31, 2017, (the “Merger Agreement”) under which the companies would combine in an all-stock merger of equals transaction (the “Merger”). Effective August 31, 2017, the Merger was completed and each of Dow and DuPont became subsidiaries of DowDuPont Inc. (“DowDuPont”).

Forward-looking statements by their nature address matters that are, to varying degrees, uncertain, including the intended separation, subject to approval of the DowDuPont Board of Directors, of DowDuPont’s agriculture, materials science and specialty products businesses in one or more tax efficient transactions on anticipated terms (the “Intended Business Separations”). Forward-looking statements are not guarantees of future performance and are based on certain assumptions and expectations of future events which may not be realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the control of DuPont and its parent company. Some of the important factors that could cause DuPont’s actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) costs to achieve and achieving the successful integration of the respective agriculture, materials science and specialty products businesses of Dow and DuPont, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, productivity actions, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined operations; (ii) costs to achieve and achievement of the anticipated synergies by the combined agriculture, materials science and specialty products businesses; (iii) risks associated with the Intended Business Separations, including conditions which could delay, prevent or otherwise adversely affect the proposed transactions, including possible issues or delays in obtaining required regulatory approvals or clearances related to the Intended Business Separations, associated cost, disruptions in the financial markets or other potential barriers; (iv) disruptions or business uncertainty, including from the Intended Business Separations, could adversely impact DuPont’s business or financial performance and its ability to retain and hire key personnel; and (v) risks to DuPont’s business, operations and results of operations from: the availability of and fluctuations in the cost of energy and raw materials; failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance, product discontinuation, changes in the regulatory environment and litigation resulting from concerns and claims regarding the safe use of seeds with biotechnology traits and crop protection products potential impact on health and the environment, and the perceived impacts of biotechnology on health and the environment; impact of unpredictable seasonal and weather factors could impact sales and earnings from agriculture products; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, natural disasters and weather events and patterns which could result in a significant operational event for DuPont, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce the DuPont’s intellectual property rights; failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. While the list of factors presented here is, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. DuPont does not assume any obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K).

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Overview

DowDuPont Merger of Equals    On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Merger Agreement, Dow and DuPont each merged with wholly owned subsidiaries of DowDuPont (the "Mergers") and, as a result of the Mergers, Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger").

DowDuPont intends to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont, the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax efficient transactions (collectively, the "Intended Business Separations"). DowDuPont anticipates materials science separating by the end of the first quarter of 2019, and expects agriculture and specialty products to separate by June 1, 2019.

During the period September 1 through December 31, 2017 and the period January 1 through August 31, 2017, the company incurred $314 million and $581 million, respectively, of costs in connection with the Merger and the Intended Business Separations, including costs relating to integration and separation planning. During the years ended December 31, 2016 and 2015, the company incurred $386 million and $10 million, respectively. These costs are recorded within integration and separation costs in the Successor period and the costs are recorded within selling, general and administrative expenses in the Predecessor periods within the company's Consolidated Statements of Operations. These costs have primarily consisted of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees associated with the preparation and execution of activities related to the Merger and Intended Business Separations.

See the discussion of this report entitled DowDuPont Merger of Equals under Part 1, Item 1 Business; Part 1, Item 1A, Risk Factors; and Note 3 to the Consolidated Financial Statements for further details and a discussion of some of the risks related to the transaction.

Results  Net sales were $7.1 billion for the period September 1 through December 31, 2017 and $17.3 billion for the period January 1 through August 31, 2017, compared to $23.2 billion for the year ended December 31, 2016. The $1.1 billion increase was primarily driven by 4 percent higher sales volume as worldwide local price and currency were flat. (Loss) income from continuing operations before taxes was $(1.6) billion, $1.8 billion and $2.7 billion for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017 and for the year ended December 31, 2016, respectively. The period September 1 through December 31, 2017 results include $1.5 billion of amortization of inventory step-up, increased transaction costs related to the Merger and Intended Business Separations, higher depreciation related to the fair value step up of property, plant and equipment and lower gains from sales of businesses, partially offset by higher sales. Pension and other post employment benefits ("OPEB") (benefits) costs for the period of September 1 through December 31, 2017 and January 1 through August 31, 2017 were $(83) million and $373 million, respectively, as compared to $222 million in 2016.  Activity in the Successor period benefited from the absence of the amortization of net losses from accumulated other comprehensive loss ("AOCL").  Pension and OPEB costs for 2016 include a curtailment gain as a result of changes made to the U.S. Pension and OPEB benefits in 2016.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Analysis of Operations

Note on Financial Presentation
In connection with the Merger Transaction, the company applied the acquisition method of accounting as of September 1, 2017 and the financial statements reflect the preliminary related adjustments. As a result, financial information for the period January 1 through August 31, 2017 ("Predecessor") and the period September 1 through December 31, 2017 ("Successor") are not comparable to the financial information for the years ended December 31, 2016 and 2015 ("Predecessor"). In addition, the company has elected to make certain changes in presentation to harmonize its accounting and reporting with that of DowDuPont in the Successor period. See Note 1 for further discussion of these changes and Note 3 for additional information regarding the Merger Transaction.

FMC Transactions
On March 31, 2017, the company and FMC Corporation ("FMC") entered into a definitive agreement (the "FMC Transaction Agreement"). Under the FMC Transaction Agreement, FMC would acquire the crop protection business and R&D assets that DuPont was required to divest in order to obtain EC approval of the Merger Agreement, (the "Divested Ag Business") and DuPont agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (collectively, the "FMC Transactions"). The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within (loss) income from discontinued operations after income taxes for all periods presented.

On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the H&N Business. The preliminary fair value as determined by the company of the H&N Business is $1,970 million. The FMC Transactions include a cash consideration payment to DuPont of approximately $1,200 million, which reflects the difference in value between the Divested Ag Business and the H&N Business, as well as favorable contracts with FMC of $495 million, subject to adjustments for inventory of the Divested Ag Business and net working capital of the H&N Business. Due to the proximity of the Merger and the closing of the sale, the carrying value of the Divested Ag Business approximates the fair value of the consideration received, thus no resulting gain or loss was recognized on the sale. Refer to Note 3 for further information on the H&N Business.

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. At December 31, 2017, the company had not completed its accounting for the tax effects of The Act; however, in the fourth quarter of 2017, the company recorded a net benefit in provision for income taxes on continuing operations of $2,001 million, which consisted of a provisional net benefit of $2,716 million due to the reduction of the U.S. federal corporate income tax rate partially offset by a provisional charge of $715 million due to the transition tax. The company expects that it will have sufficient available foreign tax credits to offset the tax liability associated with the one-time transition tax. See Note 7 for additional information.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions to achieve targeted cost synergies under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The plan is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations.  Based on all actions approved to date under the Synergy Program, DuPont expects to record total pre-tax restructuring charges of $430 million to $600 million. Additional details related to this plan can be found on page 3 of this report and Note 5 to the Consolidated Financial Statements.

On February 1, 2018, DowDuPont announced an increase in its cost synergy commitment from $3 billion to $3.3 billion.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2017 Restructuring Program
During the first quarter 2017, DuPont committed to take actions to improve plant productivity and better position its product lines for productivity and growth before and after the anticipated closing of the Merger Transaction (the "2017 restructuring program"). In connection with these actions, the company incurred pre-tax charges of $313 million during the period from January 1 through August 31, 2017 recognized in restructuring and asset related charges - net in the company's Consolidated Statements of Operations. The charges primarily relate to the second quarter closure of the safety and construction product line at the Cooper River manufacturing site located near Charleston, South Carolina. The actions associated with this plan are substantially complete as of December 31, 2017. Additional details related to this plan can be found on page 3 of this report and Note 5 to the Consolidated Financial Statements.

2016 Global Cost Savings and Restructuring Plan
On December 11, 2015, DuPont announced a 2016 global cost savings and restructuring plan designed to reduce $730 million in costs in 2016 compared with 2015. As part of the plan, the company committed to take structural actions across all product lines and staff functions globally to operate more efficiently by further consolidating product lines and aligning staff functions more closely with them.  In connection with the restructuring actions, the company recorded a pre-tax charge to earnings of $783 million in the fourth quarter 2015, comprised of $641 million of severance and related benefit costs, $109 million of asset related charges, and $33 million of contract termination costs. The restructuring actions associated with the charge are substantially complete and the plan delivered the target cost reductions in 2016 versus 2015. Additional details related to this plan can be found on page 4 of this report and Note 5 to the Consolidated Financial Statements.

Impact of 2017 Hurricanes
In 2017 Hurricane Harvey made landfall in Texas and Hurricane Maria made landfall in Puerto Rico, both causing widespread damage. The financial impact related to the hurricanes, including lost sales and repairs and maintenance, is not material to the Predecessor or Successor financial statements.

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

Settlement of PFOA MDL
As previously reported, approximately 3,550 lawsuits have been filed in various federal and state courts in Ohio and West Virginia alleging personal injury from exposure to perfluorooctanoic acid and its salts, including the ammonium salt ("PFOA"), in drinking water as a result of the historical manufacture or use of PFOA at the Washington Works' plant outside Parkersburg, West Virginia.  The plant operating units involved in the allegations are owned and operated by The Chemours Company ("Chemours").  These personal injury lawsuits were consolidated in multi-district litigation in the United States District Court for the Southern District of Ohio (the "MDL"). In February 2017, DuPont and plaintiffs’ counsel agreed to a settlement in principle of the MDL; the parties executed the definitive settlement agreements in March 2017. The total settlement amount is $670.7 million in cash, half of which was paid by Chemours and half by DuPont. The settlement was entered into solely by way of compromise and is not in any way an admission of liability or fault by DuPont or Chemours. The company recorded a pre-tax charge of $335 million ($214 million net of tax) to (loss) income from discontinued operations after income taxes in the company's Consolidated Statement of Operations for the period January 1 through August 31, 2017 for the remainder of the settlement not subject to indemnification by Chemours. See Note 14 to the Consolidated Financial Statements for additional information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Net Sales
2017 versus 2016
Net sales were $7.1 billion for the period September 1 through December 31, 2017 and $17.3 billion for the period January 1 through August 31, 2017, compared to $23.2 billion for the year ended December 31, 2016. The $1.1 billion increase was primarily driven by 4 percent higher sales volume. In Asia Pacific sales volume increased 10 percent primarily driven by the electronics and imaging product line and the transportation and advanced polymers product line. In EMEA sales volume increased 5 percent driven by the agriculture product line and the safety and construction product line. In U.S. and Canada net sales increased 1 percent, principally reflecting volume growth in the agriculture product line. In Latin America net sales increased 4 percent, driven by a positive currency impact due to stronger Brazilian real, as well as higher volume, partially offset by lower local prices.

In the Consolidated Statement of Operations, royalty income is included within net sales in the Successor Period and is included in sundry income - net in the Predecessor Periods. Royalty income does not have a significant impact on any period presented. See Note 1 for further discussion of the changes in presentation.

2016 versus 2015
Net sales of $23.2 billion in 2016 were 2 percent below prior year net sales of $23.7 billion, reflecting a 1 percent reduction due to currency and a 1 percent decrease due to lower local prices. Negative currency impact was primarily due to the weaker European euro, Mexican peso, and Chinese yuan, partly offset by the stronger Japanese yen and Brazilian real. Worldwide lower local prices primarily reflect reductions for the transportation and advanced polymers product line and the electronic and imaging product line, as well as flat prices in the agriculture product line. Worldwide volume was flat.

	Successor		Predecessor
	For the Period September 1 through December 31, 2017		For the Period January 1 through August 31, 2017		For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Net sales ($ billions)	% of Net sales	Net sales ($ billions)	% of Net sales	Net sales ($ billions)	% of Net sales	Net sales ($ billions)	% of Net sales
Worldwide	$7.1	100.0	$17.3	100.0	$23.2	100.0	$23.7	100.0
U.S. & Canada	2.2	31.0	8.1	47.0	10.1	43.8	10.5	44.4
Europe, Middle East & Africa (EMEA)	1.7	24.1	3.9	22.8	5.3	22.7	5.5	23.2
Asia Pacific	2.1	29.3	3.9	22.2	5.4	23.3	5.3	22.4
Latin America	1.1	15.6	1.4	8.0	2.4	10.2	2.4	10.0

Cost of Goods Sold ("COGS")
2017 versus 2016
COGS was $6.2 billion for the period September 1 through December 31, 2017 and $10.2 billion for the period January 1 through August 31, 2017 compared to $14.0 billion for the year ended December 31, 2016. The increase was primarily driven by the amortization of the inventory step-up of $1.5 billion for the period September 1 through December 31, 2017 as well as higher sales volume, increased expenses due to the elimination of the other operating charges financial statement line item in the Successor period, higher depreciation related to the fair value step up of property, plant and equipment and higher pension and OPEB costs due to the curtailment gains recognized in 2016 as a result of the changes made to the U.S. Pension and OPEB benefits.

COGS as a percentage of net sales was 87 percent, 59 percent, and 60 percent for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017 and for the year ended December 31, 2016, respectively. The amortization of the inventory step-up was 22 percent of net sales in the Successor period. The remaining COGS increase as a percentage of net sales in the Successor period is due to the items discussed above, partially offset with a pension and OPEB benefit as a result of the absence of the amortization of net losses from AOCL. The elimination of the other operating charges financial statement line item would have increased COGS as a percentage of net sales by 2 percent for the period January 1 through August 31, 2017 and for the year ended December 31, 2016.

See Note 3 for additional information regarding the Merger, including the valuation of inventory and see Note 1 for further discussion of the changes in presentation.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2016 versus 2015
COGS decreased from $14.6 billion for the year ended December 31, 2015 to $14.0 billion for the year ended December 31, 2016. The decrease was primarily driven by lower raw material costs, lower pension and OPEB costs, and the strengthening of the U.S. dollar versus global currencies. COGS as a percentage of net sales decreased 2 percent, from 62 percent to 60 percent, principally due to lower raw material costs and lower pension and OPEB costs.

Other Operating Charges
2017 versus 2016
Other operating charges were $667 million for the year ended December 31, 2016 and $504 million for the period January 1 through August 31, 2017. In the Successor period, other operating charges are included primarily in cost of goods sold, as well as selling, general and administrative expenses and amortization of intangibles. See Note 1 for further discussion of the changes in presentation.

2016 versus 2015
Other operating charges increased from $434 million for the year ended December 31, 2015 to $667 million for the year ended December 31, 2016. The increase was primarily driven by a $152 million decrease in Imprelis® herbicide insurance recoveries, and a $23 million reduction in the estimated liability related to Imprelis® herbicide claims versus a $130 million accrual reduction in the prior year.

Research and Development Expense ("R&D")
2017 versus 2016
R&D expense was $473 million for the period September 1 through December 31, 2017, $1,064 million for the period January 1 through August 31, 2017, and $1,502 million for the year ended December 31, 2016. The change was primarily driven by an increase in R&D expense related to the agriculture product line and higher pension and OPEB costs due to the curtailment gains recognized in 2016 as a result of the changes made to the U.S. Pension and OPEB benefits in 2016, partially offset with lower costs related to the DowDuPont Cost Synergy Program.

R&D as a percentage of net sales was 7 percent, 6 percent, and 6 percent for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017 and for the year ended December 31, 2016, respectively. R&D as a percentage of net sales is slightly higher in the Successor period, primarily due to an increase in R&D for new product introductions and higher depreciation, partially offset with a pension and OPEB benefit, cost savings, and the absence of amortization expense.

2016 versus 2015
R&D expenses decreased from $1,735 million for the year ended December 31, 2015 to $1,502 million for the year ended December 31, 2016. The decrease was primarily due to lower costs related to the 2016 global cost savings and restructuring plan, a decrease in pension and OPEB costs and the strengthening of the U.S. dollar versus global currencies. R&D as a percentage of net sales decreased 1 percent, from 7 percent to 6 percent, principally due to cost savings and lower pension and OPEB costs.

Selling, General and Administrative Expenses ("SG&A")
2017 versus 2016
SG&A expenses were $1,101 million for the period September 1 through December 31, 2017, $3,306 million for the period January 1 through August 31, 2017, and $4,143 million for the year ended December 31, 2016. The change was primarily driven by higher transaction costs, increased selling expense and commissions, primarily for agriculture products, higher compensation and higher pension and OPEB costs, partially offset with lower costs related to the 2016 global cost savings and restructuring plan and the absence of amortization expense in the Successor period. In the Successor period, integration and separation costs and amortization of intangibles are presented as a line item on the Consolidated Statement of Operations. See Note 1 for further discussion of the changes in presentation. During the year ended December 31, 2016 and the period January 1 through August 31, 2017, the company incurred $386 million and $581 million, respectively, of transaction costs in connection with the merger with Dow and the Intended Business Separations.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

SG&A as a percentage of net sales was 16 percent, 19 percent, and 16 percent for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017 and for the year ended December 31, 2016, respectively. Transaction costs were 3 percent and 2 percent of net sales for the period January through August 31, 2017 and for the year ended December 31, 2016. The remaining net sales increase as a percentage of net sales in the Successor period is due to the items discussed above.

2016 versus 2015
SG&A expenses decreased from $4,428 million for the year ended December 31, 2015 to $4,143 million for the year ended December 31, 2016.  The $285 million decrease was primarily due to lower costs related to the 2016 global cost savings and restructuring plan, lower selling expense, and a decrease in pension and OPEB costs, partially offset by $386 million of transaction costs associated with the merger with Dow. SG&A expense as a percent of sales decreased by 1 percent, from 19 percent to 18 percent, primarily due to cost savings from the company’s 2016 global cost savings and restructuring plan and a decrease in pension and OPEB costs.

Amortization of Intangibles
Intangible asset amortization was $389 million for the period September 1 through December 31, 2017. In the Predecessor periods, amortization of intangibles was included within SG&A; other operating charges; R&D; and COGS. See Note 3 for further information regarding the Merger, including the valuation of intangible assets.

Restructuring and Asset Related Charges - Net
2017 versus 2016
Restructuring and asset related charges - net were $180 million for the period September 1 through December 31, 2017, $323 million for the period January 1 through August 31, 2017, and $556 million for the year ended December 31, 2016. The charge for period January 1 through August 31, 2017 is comprised of $279 million of asset-related charges and $44 million in severance and related benefit costs. The asset-related charges primarily relate to the second quarter closure of the safety and construction product line at the Cooper River manufacturing site located near Charleston, South Carolina as part of the 2017 restructuring program. For the period September 1 through December 31, 2017, DuPont recorded a pre-tax charge of $187 million, consisting of severance and related benefit costs of $153 million, contract termination costs of $31 million and asset related charges of $3 million related to the Synergy program described below. This charge was partially offset by a $7 million benefit related to the 2016 and 2014 restructuring plans for adjustments to recognized severance costs. See Note 5 for additional information.

In September and November 2017, DowDuPont and the company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The plan is designed to integrate and optimize the organization following the Merger.  Based on all actions approved to date under the Synergy Program, DuPont expects to record total pre-tax restructuring charges of $430 million to $600 million, comprised of approximately $320 million to $360 million of severance and related benefits costs; $110 million to $140 million of costs related to contract terminations; and up to $100 million of asset related charges. The Synergy Program includes certain asset actions, including strategic decisions regarding the cellulosic biofuel unit reflected in the preliminary fair value measurement of DuPont’s assets as of the merger date. Current estimated total pre-tax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

Substantially all of the remaining restructuring charges are expected to be incurred in 2018 and the related actions, including employee separations, associated with this plan are expected to be substantially complete by the end of 2019. Future cash payments related to this program are anticipated to be approximately $410 million to $480 million, primarily related to the payment of severance and related benefits and contract termination costs. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

The $556 million charge for 2016 consisted of $593 million of asset related charges (discussed in the “Asset Impairment” section, below) and a $68 million charge related to the decision to not re-start the company's insecticide manufacturing facility at the La Porte site located in La Porte, Texas. These charges were partially offset by a net $84 million benefit related to the 2016 restructuring plan, primarily due to a reduction in severance and related benefit costs driven by the elimination of positions at a lower cost than expected, and a $21 million benefit related to the 2014 restructuring plan for adjustments to the previously recognized severance costs.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2016 versus 2015
Restructuring and asset related charges - net decreased from $795 million for the year ended December 31, 2015 to $556 million for the year ended December 31, 2016. The charges for 2016 are discussed above. The $795 million in charges recorded during 2015 in restructuring and asset related charges - net consist of a pre-tax charge of $783 million related to the 2016 restructuring plan, consisting of $778 million of restructuring and asset related charges - net and $5 million in sundry income - net. The charges consisted of $641 million in severance and related benefit costs, $109 million in asset related charges, and $33 million in contract termination charges. In addition, the company recognized a $38 million impairment charge discussed below, partly offset by a $21 million net benefit related to the 2014 restructuring plan. The $21 million net benefit was recorded to adjust the estimated costs associated with the 2014 restructuring program due to lower than estimated individual severance costs and workforce reductions achieved through non-severance programs, offset by the identification of additional projects.

Asset Impairments
During 2016, the company recorded an asset impairment charge of $435 million related to its uncompleted enterprise resource planning (ERP) system.  Given the uncertainties related to timing of completion as well as potential developments and changes to technologies in the market place at the time of restart, use of the ERP system can no longer be considered probable. See Note 5 to the Consolidated Financial Statements for additional details related to this charge.

During 2016, the company recorded a $158 million impairment charge related to indefinite-lived intangible trade names as a result of the realignment of brand marketing strategies and a determination to phase out the use of certain acquired trade names.

During 2015, the company recorded an impairment charge of $38 million related to an impairment of a cost basis investment.

Integration and Separation Costs
Integration and separation costs were $314 million for the period September 1 through December 31, 2017. In the Predecessor periods, integration and separation costs were included within SG&A. See Note 1 for further discussion of the changes in presentation.

Sundry Income - Net
2017 versus 2016
Sundry income - net was $166 million and $90 million for the period January 1 through August 31, 2017 and for the period September 1 through December 31, 2017, respectively. Sundry income - net was $707 million for the year ended December 31, 2016. The period September 1 through December 31, 2017, the period January 1 through August 31, 2017 and the year ended December 31, 2016 includes a net exchange gain of $8 million, a net exchange loss of $394 million and a net exchange loss of $106 million, respectively. The period January 1 through August 31, 2017 included a pre-tax gain of $162 million associated with the sale of the global food safety diagnostic business. The year ended December 31, 2016 included a pre-tax gain of $369 million associated with the sale of DuPont (Shenzhen) Manufacturing Limited entity.

2016 versus 2015
Sundry income - net increased from $690 million for the year ended December 31, 2015 to $707 million for the year ended December 31, 2016. The $17 million increase was primarily due to gains on sales of businesses and other assets, including a $369 million gain on the sale of DuPont (Shenzhen) Manufacturing Limited, partially offset by an increase in pre-tax exchange losses and the absence of a $145 million gain associated with the company's settlement of a legal claim in the prior year. Pre-tax exchange losses increased $136 million compared to prior year. See Notes 6 and 18 to the Consolidated Financial Statements for further discussion of the company's policy of hedging the foreign currency-denominated monetary assets and liabilities.

See Note 6 to the Consolidated Financial Statements for additional information.

Interest Expense
2017 versus 2016
Interest expense was $107 million for the period September 1 through December 31, 2017, $254 million for the period January 1 through August 31, 2017, and $370 million for the year ended December 31, 2016. The change was primarily driven by amortization of the step-up of debt as a result of push-down accounting, partially offset by higher debt balances.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2016 versus 2015
Interest expense increased from $342 million for the year ended December 31, 2015 to $370 million for the year ended December 31, 2016. The increase was primarily due to lower capitalized interest related to construction projects partially offset by lower interest on borrowings.

Provision for Income Taxes on Continuing Operations
2017 versus 2016
For the period September 1 through December 31, 2017, the company’s effective tax rate of 168.5 percent on pre-tax loss from continuing operations of $1,586 million was favorably impacted by a provisional net benefit of $2,001 million that the company recognized due to the enactment of the Act, a net benefit of $261 million related to an internal legal entity restructuring associated with the Intended Business Separations, as well as geographic mix of earnings. Those impacts were partially offset by the non-tax deductible amortization of the fair value step-up in DuPont’s inventories as a result of the Merger, certain net exchange losses recognized on the remeasurement of the net monetary asset positions which were not tax deductible in their local jurisdictions, as well as the tax impact of costs associated with the merger with Dow and restructuring and asset related charges.

For the period January 1 through August 31, 2017, the company’s effective tax rate was 8.3 percent on pre-tax income from continuing operations of $1,791 million.  For the period January 1 through August 31, 2017, the company’s effective tax rate was favorably impacted by geographic mix of earnings, certain net exchange gains recognized on the remeasurement of the net monetary asset positions which were not taxable in their local jurisdictions, net favorable tax consequences of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, tax benefits related to a reduction in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations, as well as tax benefits on costs associated with the merger with Dow and restructuring and asset related charges. Those tax benefits were partially offset by the unfavorable tax consequences of non-deductible goodwill associated with the gain on the sale of global food safety diagnostics in the first quarter 2017.

For the year ended December 31, 2016, the company’s effective tax rate of 23.5 percent on pre-tax income from continuing operations of $2,723 million was impacted by geographic mix of earnings as well as certain net exchange gains recognized on the remeasurement of the net monetary asset positions which were not taxable in their local jurisdictions. Those benefits were partially offset by the tax consequences of the gain on the sale of DuPont (Shenzhen) Manufacturing Limited in the first quarter 2016.

2016 versus 2015
For the year ended December 31, 2015, the company’s effective tax rate of 28.4 percent on pre-tax income from continuing operations of $2,022 million was impacted by the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations as well as increased tax benefits on restructuring and asset related charges.

Corporate Outlook
New products introductions in the agriculture product line are expected to contribute to growth in 2018. The company's 2018 results will be favorably impacted by the acquisition of the H&N Business.
In 2018, the company expects income from continuing operations will be negatively impacted by the amortization of the inventory step-up, incremental amortization and depreciation related to the fair value step up of intangible assets and property, plant and equipment, as well as transaction costs related to preparation for the Intended Business Separations, partially offset by realized synergy savings. A pension and OPEB benefit is expected in 2018 due to the absence of the amortization of net losses from accumulated other comprehensive loss. The company expects the US federal corporate tax rate reduction, from 35 percent to 21 percent, will have a positive impact on the 2018 effective tax rate.

Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity & Capital Resources

	Successor	Predecessor
(Dollars in millions)	December 31, 2017	December 31, 2016
Cash, cash equivalents and marketable securities	$8,202	$5,910
Total debt	13,070	8,536

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

The company's credit ratings impact its access to the debt capital markets and cost of capital. The company remains committed to a strong financial position and strong investment-grade rating. The company's long-term and short-term credit ratings are as follows:

	Long-term	Short-term	Outlook
Standard & Poor's	A-	A-2	Stable
Moody’s Investors Service	A3	P-2	Negative
Fitch Ratings	A	F1	Rating Watch Negative

The company believes its ability to generate cash from operations and access to capital markets will be adequate to meet anticipated cash requirements to fund its working capital, capital spending, debt maturities as well as distributions and other intercompany transfers to DowDuPont which relies on DuPont and Dow to fund payment of its costs and expenses. DuPont’s current strong financial position, liquidity and credit ratings continue to provide access as needed to the capital markets. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing, committed receivable repurchase facilities and asset sales.

The company has access to approximately $6.7 billion in committed and uncommitted unused credit lines with several major financial institutions including unused commitments of $3 billion under the Term Loan Facility described below and a $3 billion revolving credit facility to support its commercial paper program. These unused credit lines provide support to meet the company's short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures and repurchases and redemptions of securities.

In May 2017, the company completed an underwritten public offering of $1.25 billion of the company's 2.20 percent Notes due 2020 and $750 million of the company's Floating Rate Notes due 2020 (the "May 2017 Debt Offering"). The proceeds of this offering were used to make a discretionary pension contribution to the company's principal U.S. pension plan, as discussed below.

The company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations affecting manufacturing plants, mineral producing properties or research facilities located in the U.S. and the consolidated subsidiaries owning such plants, properties and facilities subject to certain limitations. The outstanding long-term debt also contains customary default provisions. In addition, the company will be required to redeem all of the Notes associated with the May 2017 Debt Offering at a redemption price equal to 100 percent of the aggregate principal amount plus any accrued and unpaid interest upon the announcement of the record date for the separation of either the agriculture or specialty products business, or the entry into an agreement to sell all or substantially all of the assets of either business to a third party.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The facility was amended in 2017 to extend the date on which the commitment to lend terminates to July 27, 2018. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and funding a portion of DowDuPont's costs and expenses. The Term Loan Facility matures in March 2019, unless extended by mutual agreement, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. As of December 31, 2017, the company had made three term loan borrowings in an aggregate principal amount of $1.5 billion and had unused commitments of $3 billion under the Term Loan Facility.

The Term Loan Facility and the amended revolving credit facility contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to DuPont’s long-term public debt. The Term Loan Facility and the amended revolving credit facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667. At December 31, 2017, the company was in compliance with this financial covenant.

The Term Loan Facility and the amended revolving credit facility impose additional affirmative and negative covenants on DuPont and its subsidiaries after the closing of the Merger, subject to certain limitations, including to:

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

The Term Loan Facility and the amended revolving credit facility will terminate, and the loans and other amounts thereunder would become due and payable, upon the sale, transfer, lease or other disposition of all or substantially all of the assets of the agriculture product line to DowDuPont, its shareholders or any of its non-DuPont subsidiaries.

In January 2017, the company entered into a committed receivable repurchase facility of up to $1.3 billion (the "2017 Repurchase Facility") which expired on November 30, 2017. Under the facility, the company sold a portfolio of available and eligible outstanding customer notes receivables within the agriculture product line to participating institutions and simultaneously agreed to repurchase at a future date.

In February 2018, the company entered into a new committed receivable repurchase facility of up to $1.3 billion (the "2018 Repurchase Facility") which expires on December 15, 2018. The 2018 Repurchase Facility has substantially similar terms and conditions as the 2017 Repurchase Facility and includes the 2017 Repurchase Facility change of control language conformed to the Disposition Limitation covenant described above. See further discussion of the 2018 Repurchase Facility in Item 9B, Other Information and Note 22 to the Consolidated Financial Statements.

At the end of 2016, the company anticipated making contributions of approximately $230 million to its principal U.S. pension plan in 2017. During the period January 1 through August 31, 2017, the company made total contributions of $2.9 billion to its principal U.S pension plan, an increase of approximately $2.7 billion reflecting discretionary contributions. The discretionary contribution was funded through the May 2017 Debt Offering, as discussed above; short-term borrowings, including commercial paper issuance; and cash. The $2.9 billion contribution was taken as a deduction on the company’s 2016 federal tax return and resulted in a net operating loss for tax purposes.  This loss resulted in an overpayment of taxes paid of approximately $800 million.  A portion of the overpayment will be applied against the current year tax liability.  The remainder of the loss generated a refund of approximately $700 million which was received during the fourth quarter of 2017.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company entered into a trust agreement in 2013 (as amended and restated in 2017) that established and requires DuPont to fund a trust (the "Trust") for cash obligations under certain nonqualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. As a result, in November 2017, the company contributed $571 million to the Trust. In the fourth quarter of 2017, $13 million was distributed to the company according to the Trust agreement and at December 31, 2017, the balance in the Trust was $558 million.

The company's cash, cash equivalents and marketable securities at December 31, 2017 and 2016 are $8.2 billion and $5.9 billion, respectively, of which $7.9 billion at December 31, 2017 and $5.7 billion at December 31, 2016 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The Tax Cuts and Jobs Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the company (see Note 7 for further details of the Tax Cuts and Jobs Act). The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the estimated U.S. Federal tax on all unrepatriated earnings as of December 31, 2017 in accordance with the Act. At December 31, 2017, management believed that sufficient liquidity is available in the United States. The company is currently evaluating the impact of the Act on its permanent reinvestment assertion. In the event that additional foreign funds are needed in the United States, the company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. As such, it is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

	Successor	Predecessor
(Dollars in millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	2016	2015
Cash provided by (used for) operating activities	$4,196	$(3,949)	$3,357	$2,422

Cash provided by operating activities was $4.2 billion for the period September 1 through December 31, 2017, primarily driven by seasonal cash flows related to the agriculture product line and a tax refund related to voluntary pension contributions made in the Predecessor period, partially offset by transaction costs and the PFOA multi-district litigation settlement, which was primarily paid in September. Cash used for operating activities was $3.9 billion for the period January 1 through August 31, 2017, primarily driven by pension contributions of $3.0 billion, seasonal cash flows related to the agriculture product line, transaction costs and tax payments, partially offset by earnings. Cash provided by operating activities was $3.4 billion for the year ended December 31, 2016, primarily due to earnings offset by tax payments, pension contributions and transaction costs.

Cash provided by operating activities increased $1.0 billion in 2016 compared to 2015 primarily due to a higher earnings contribution of approximately $0.5 billion, lower year-over-year income tax payments and lower working capital.

	Successor	Predecessor
(Dollars in millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	2016	2015
Cash provided by (used for) investing activities	$2,210	$(2,382)	$(1,514)	$(1,828)

Cash provided by investing activities was $2.2 billion for the period September 1 through December 31, 2017, primarily driven by $1.2 billion of cash received for the FMC transactions and net proceeds from investments, partially offset by the funding of the Rabbi Trust and capital expenditures. Cash used for investing activities was $2.4 billion for the period January 1 through August 31, 2017, primarily due to increased net purchases of investments, capital expenditures, payments for the acquisition of Granular and net payments from foreign currency contracts, partially offset by proceeds from the sale of property and businesses. Cash used for investing activities of $1.5 billion during the year ended December 31, 2016 was primarily due to $1.0 billion of capital expenditures, net purchases of investments and net payments from foreign currency contracts, partially offset by proceeds from the sale of property and businesses.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Cash used for investing activities in 2016 increased by $0.3 billion compared to 2015. The change was primarily due to lower purchases of property, plant and equipment, lower net purchases of marketable securities and higher proceeds from sales of product lines and other assets. This is partially offset by cash outflows relating to foreign currency contract settlements. See Note 18 to the Consolidated Financial Statements for further discussion of marketable securities outstanding at December 31, 2016 and 2015.

Capital expenditures totaled $0.7 billion and $0.4 billion for the periods from January 1 through August 31, 2017 and September 1 through December 31, 2017, respectively, $1.0 billion in 2016, and $1.6 billion in 2015. The company expects 2018 capital expenditures to be about $1.7 billion, of which approximately $0.5 billion is related to the targeted cost synergies associated with the Merger and execution of the Intended Business Separations.

	Successor	Predecessor
(Dollars in millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	2016	2015
Cash (used for) provided by financing activities	$(3,227)	$5,632	$(2,385)	$(1,929)

Cash used for financing activities was $3.2 billion for the period September 1 through December 31, 2017, driven by a decrease in borrowings from commercial paper, distributions to DowDuPont and dividends paid to stockholders, partially offset by increased borrowings under the Term Loan. Cash provided by financing activities was $5.6 billion for the period January 1 through August 31, 2017, driven by the May 2017 Debt Offering as well as increased borrowings from commercial paper, the Repurchase Facility, and the Term Loan Facility, partially offset by dividends paid to stockholders. Cash used for financing activities of $2.4 billion during the year ended December 31, 2016 was driven by dividend payments to stockholders, repurchases of common stock, and repayments of long-term debt.

The $0.5 billion increase in cash used for financing activities in 2016 compared to 2015 was primarily due to lower borrowings as a result of the prior year distribution of approximately $3.9 billion which Chemours financed through external borrowings and paid to the company prior to its separation. This was partially offset by lower share repurchases and lower dividends paid to stockholders.

Dividend payments to shareholders of DuPont common and preferred stock totaled $0.3 billion during the period September 1 through December 31, 2017, which includes the third quarter dividend declared for common stockholders of record July 31, 2017 and paid in September 2017. Dividend payments to shareholders of DuPont common and preferred stock totaled $0.7 billion during the period January 1 through August 31, 2017, $1.3 billion in 2016, and $1.5 billion in 2015. Dividends per share of common stock were $1.14 for the period January 1 through August 31, 2017, $1.52 in 2016, and $1.72 in 2015.

In the first quarter 2015, DuPont announced its intention to buy back about $4 billion of shares of DuPont common stock using the distribution proceeds received from Chemours. During 2015, the company purchased and retired 35 million shares of DuPont common stock through a $2 billion accelerated share repurchase ("ASR") agreement and in 2016 purchased and retired 13.2 million shares in the open market at a cost of $916 million.

As of the consummation of the Merger, shares of DuPont common stock held publicly were redeemed and DuPont's common stock is owned solely by its parent company, DowDuPont. DuPont's preferred stock remains issued and outstanding, and DuPont continues to be responsible for dividends on its preferred stock; however, the obligation is not material to the company's liquidity. Dividend payments to shareholders of DuPont preferred stock totaled $3 million during the period September 1 through December 31, 2017, $7 million during the period January 1 through August 31, 2017, $10 million in 2016, and $10 million in 2015.

DowDuPont relies on distributions and other intercompany transfers from DuPont and Dow to fund payment of its costs and expenses. In November 2017, DowDuPont’s Board of Directors declared a fourth quarter dividend per share of DowDuPont common stock payable on December 15, 2017 and authorized an initial $4 billion share repurchase program to buy back shares of DowDuPont common stock. In the fourth quarter of 2017, DuPont declared and paid distributions in cash and in-kind to DowDuPont of $829 million, primarily to fund a portion of DowDuPont’s fourth quarter share repurchases and dividend payment.

See Note 15 to the Consolidated Financial Statements for additional information relating to the above share buyback plans.

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

Pension Plans and Other Post Employment Benefits
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company's pension and other post employment benefit ("OPEB") plans. Management reviews these two key assumptions when plans are re-measured. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan's benefit obligation or the applicable plan assets, the excess is amortized over the average remaining service period of active employees.

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

Within the U.S., the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are also taken into consideration. The long-term expected return on plan assets in the U.S. is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation and interest rates over the long-term period during which benefits are payable to plan participants. Consistent with prior years, the long-term expected return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plan's assets. In connection with pension contributions of $2,900 million to its principal U.S. pension plan for the period of January 1, 2017 through August 31, 2017, an investment policy study was completed for the principal U.S. pension plan. The study resulted in new target asset allocations for the U.S. pension plan with resulting changes to the expected return on plan assets. The long-term rate of return on assets decreased from 8.00 percent for the Predecessor period to 6.25 percent for the Successor period in 2017.

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

	Successor	Predecessor
(Dollars in billions)	December 31, 2017 [1]	December 31, 2016 [1]	December 31, 2015
Market-related value of assets	$16.6	$13.5	$15.1
Fair value of plan assets	16.7	13.5	14.4

1.
During the fourth quarter of 2017 and 2016, the plan's trust fund paid approximately $140 million and $550 million, respectively, to a group of separated, vested plan participants who elected a limited-time opportunity to receive a lump sum payout. See further discussion under "Long-term Employee Benefits" beginning on page 38.

For plans other than the principal U.S. pension plan, pension expense is determined using the fair value of assets.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and OPEB plans, based on assets and liabilities at December 31, 2017:

Pre-tax Earnings Benefit (Charge)	Successor
(Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$(34)	$37
Expected rate of return on plan assets	49	(49)
Additional information with respect to pension and OPEB expenses, liabilities and assumptions is discussed under "Long-term Employee Benefits" beginning on page 38 and in Note 16 to the Consolidated Financial Statements.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At December 31, 2017, the company had accrued obligations of $433 million for probable environmental remediation and restoration costs, including $67 million for the remediation of Superfund sites. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation and costs, and, under adverse changes in circumstances, it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $900 million above that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 14 to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Legal Contingencies
The company's results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement and antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms, and the matter's current status. Considerable judgment is required in determining whether to establish a litigation accrual when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 14 to the Consolidated Financial Statements.

Indemnification Assets
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Separation"). In connection with the Separation, the company and The Chemours Company ("Chemours") entered into a Separation Agreement (the "Separation Agreement"). Pursuant to the Separation Agreement and the Amendment to the Separation Agreement discussed in Note 4 to the Consolidated Financial Statements, the company is indemnified by Chemours against certain litigation, environmental, workers' compensation, and other liabilities that arose prior to the separation. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments.  In connection with the recognition of liabilities related to these indemnified matters, the company records an indemnification asset when recovery is deemed probable.  In assessing the probability of recovery, the company considers the contractual rights under the Separation Agreement and the Amendment to the Separation Agreement and any potential credit risk.  Future events, such as potential disputes related to recovery as well as the solvency of Chemours, could cause the indemnification assets to have a lower value than anticipated and recorded. The company evaluates the recovery of the indemnification assets recorded when events or changes in circumstances indicate the carrying values may not be fully recoverable.

Income Taxes
The breadth of the company's operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes the company will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. The resolution of these uncertainties may result in adjustments to the company's tax assets and tax liabilities. It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

On December 22, 2017, the Act was enacted, making significant changes to the U.S. tax law (see Note 7 for further information). The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act for which the accounting under Accounting Standards Codification 740 (“ASC 740”) is incomplete. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The provisional amounts, and adjustments identified in the measurement period, are recorded to the provision for income taxes on continuing operations in the period the amounts are determined. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), during the measurement period, income tax effects of the Act may be refined upon obtaining, preparing, or analyzing additional information, and such changes could be material. During the measurement period, provisional amounts may be also be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies. SAB 118 provides that the measurement period is complete when a company's accounting is complete and in no circumstances, should the measurement period extend beyond one year from the enactment date. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act. Refer to Note 7 to the Consolidated Financial Statements for additional details related to the Act.

At December 31, 2017, the company had a net deferred tax liability balance of $5.4 billion, net of valuation allowance of $1.4 billion. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets. See Note 7 to the Consolidated Financial Statements for additional details related to the deferred tax liability balance.

Valuation of Assets and Impairment Considerations
The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations. The principal assumptions utilized in the company's valuation methodologies include revenue growth rates, operating margin estimates, royalty rates, and discount rates. Although the estimates are deemed reasonable by management based on information available at the dates of acquisition, those estimates are inherently uncertain.

Assessment of the potential impairment of goodwill, other intangible assets, property, plant and equipment, investments in nonconsolidated affiliates, and other assets is an integral part of the company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the company's diversified product lines operate, and key economic and product line assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, the company continually reviews its diverse portfolio of assets to ensure they are achieving their greatest potential and are aligned with the company's growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses.

The company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by management. The company aggregates certain components into reporting units based on economic similarities. Subsequent to the Merger, the company identified nine reporting units.

For purposes of the annual goodwill impairment test, the company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed at the company level include, but are not limited to, GDP growth rates, long-term commodity prices, equity and credit market activity, discount rates, foreign exchange rates, and overall financial performance. Qualitative factors assessed at the reporting unit level include, but are not limited to, changes in industry and market structure, competitive environments, planned capacity and new product launches, cost factors such as raw material prices, and financial performance of the reporting unit. If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

In the predecessor period, the company completed the annual impairment test on July 1, 2017 when a quantitative assessment was performed on all reporting units that carry goodwill. Based on the results of the company's annual goodwill impairment test in the predecessor period, the company determined that the fair value of each of the reporting units exceeded its carrying value, and therefore there were no indications of impairment. The company's methodology for estimating the fair value of its reporting units is using the income approach based on the present value of future cash flows.

In connection with the Merger Transaction, the company adopted the policy of the parent company and performed its annual goodwill impairment test in the fourth quarter. In the fourth quarter of 2017, a qualitative assessment was performed on all reporting units that carry goodwill. For the qualitative assessments, management considered the factors discussed above at both the company level and the reporting unit level. Based on the qualitative assessment, management concluded it is not more likely than not that the carrying value of the reporting unit exceeds the fair value of the reporting unit. As discussed below, the company’s assets and liabilities were measured at fair value as of the date of the Merger, and as a result, any declines in projected cash flows could have a material, negative impact on the carrying value of the company's assets and therefore result in an impairment.

Purchase Accounting
Due to the Merger and the related accounting determination, DuPont has elected to apply the acquisition method of accounting, which requires that all assets and liabilities be remeasured to fair value as of the date of the Merger. Such fair values have been reflected in the company's financial statements following the push-down method of accounting. Estimates of fair value require a complex series of judgments about future events and uncertainties. The estimates and assumptions used to determine the preliminary estimated fair value assigned to each class of assets and liabilities, as well as asset lives, have a material impact to the company's consolidated financial statements, and are based upon assumptions believed to be reasonable but that are inherently uncertain. Third party valuation specialists were engaged to assist in the valuation of certain of these assets and liabilities.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Off-Balance Sheet Arrangements
Certain Guarantee Contracts
Information with respect to the company's guarantees is included in Note 14 to the Consolidated Financial Statements. Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

Contractual Obligations
Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2017	2018	2019-2020	2021-2022	2023 and beyond
Long-term debt and capital lease obligations[1,2]	$11,113	$1,286	$5,010	$1,507	$3,310
Expected cumulative cash requirements for interest payments through maturity	2,669	385	502	275	1,507
Operating leases	1,044	264	327	185	268
Purchase obligations[3]
Information technology infrastructure & services	163	93	64	6	—
Raw material obligations	1,630	530	546	527	27
Utility obligations	105	66	23	11	5
Other	90	70	12	8	—
Total purchase obligations	1,988	759	645	552	32
Other liabilities[1,4]
Pension and other post employment benefits	8,139	456	778	730	6,175
Workers' compensation	78	13	35	15	15
Environmental remediation	433	146	149	71	67
License agreements[5]	1,173	230	382	316	245
Other[6]	262	82	45	39	96
Total other long-term liabilities	10,085	927	1,389	1,171	6,598
Total contractual obligations[7]	$26,899	$3,621	$7,873	$3,690	$11,715

1.	Included in the Consolidated Financial Statements.

2.	Excludes unamortized debt step-up premium of $492 million.

3.
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

4.
The company's contractual obligations do not reflect an offset for recoveries associated with indemnifications by Chemours in accordance with the Separation Agreement. Refer to Notes 4 and 14 to the Consolidated Financial Statements for additional detail related to the indemnifications.

5.	Represents undiscounted remaining payments under DuPont Pioneer license agreements ($1,079 million on a discounted basis).

6.	Primarily represents employee-related benefits other than pensions and other post employment benefits.

7.
Due to uncertainty regarding the completion of tax audits and possible outcomes, the timing of certain payments of obligations related to unrecognized tax benefits cannot be made and have been excluded from the table above. See Note 7 to the Consolidated Financial Statements for additional detail.

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

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. In November 2016, the company announced changes to the U.S. pension and OPEB plans. The company will freeze the pay and service amounts used to calculate pension benefits for active employees who participate in the U.S. pension plans on November 30, 2018. Therefore, as of November 30, 2018, active employees participating in the U.S. pension plans will not accrue additional benefits for future service and eligible compensation received. In addition to the changes to the U.S. pension plans, OPEB eligible employees who will be under the age of 50 as of November 30, 2018 will not receive post-retirement medical, dental and life insurance benefits. As a result of these changes, the company recognized a pre-tax curtailment gain of $382 million during the fourth quarter of 2016. The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in the pension and post-retirement medical, dental and life insurance plans, but receive benefits in the defined contribution plans.
In the fourth quarter 2016, about $550 million of lump-sum payments were made from the principal U.S. pension plan trust fund to a group of separated, vested plan participants who were extended a limited-time opportunity and voluntarily elected to receive their pension benefits in a single lump-sum payment. In the fourth quarter 2017, about $140 million of lump sum payments were made from the principal U.S. pension plan trust fund under a similar program.

Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. The company contributed $2,900 million to the principal U.S. pension plan for the period January 1, 2017 through August 31, 2017. The company does not expect to make cash contributions to this plan in 2018.
Funding for each pension plan other than the principal U.S. pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tends to moderate subsequent funding needs. The company contributed $34 million, $67 million, $121 million and $164 million to its funded pension plans other than the principal U.S. pension plan for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017, and for the years ended December 31, 2016 and 2015, respectively.

U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. The company's remaining pension plans with no plan assets are paid from operating cash flows. The company made benefit payments of $34 million, $57 million, $184 million and $144 million to its unfunded plans for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017, and for the years ended December 31, 2016 and 2015, respectively.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $59 million, $166 million, $218 million, and $237 million for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017, and for the years ended December 31, 2016 and 2015, respectively. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

In 2018, the company expects to contribute approximately $200 million to its funded pension plans other than the principal U.S. pension plan and its remaining plans with no plan assets, and about $250 million for its OPEB plans.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company's income can be significantly affected by pension and defined contribution benefits as well as OPEB costs. The following table summarizes the extent to which the company's income for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017 and for the years ended December 31, 2016 and 2015 was affected by pre-tax charges related to long-term employee benefits:

	Successor	Predecessor
	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
(Dollars in millions)
Long-term employee benefit plan (benefit) charges [1]	$(12)	$538	$442	$616

1.
The long-term employee benefit plan (benefit) charges include discontinued operations of $2 million, $8 million, $6 million and ($233) million for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017 and for the years ended December 31, 2016 and 2015, respectively.

The above (benefit) charges for pension and OPEB are determined as of the beginning of each period. Activity for the period September 1 through December 31, 2017 benefited from the absence of the amortization of net losses from AOCL.  Long-term employee benefit expense in 2016 include a $382 million curtailment gain as a result of changes made to the U.S. Pension and OPEB benefits in 2016 described above. See "Pension Plans and Other Post Employment Benefits" under the Critical Accounting Estimates section beginning on page 32 of this report for additional information on determining annual expense.

For 2018, long term employee benefit expense from continuing operations is expected to decrease by about $500 million. The decrease is mainly due to the absence of the amortization of net losses and prior service benefit from AOCL, which were $518 million during the period January 1 through August 31, 2017.

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

Pre-tax environmental expenses charged to income from continuing operations are summarized below:

	Successor	Predecessor
(Dollars in millions)	For the Period Sep 1 - Dec 31, 2017	For the Period Jan 1 - Aug 31, 2017	Dec 31, 2016	Dec 31, 2015
Environmental operating costs	$85	$205	$335	$346
Environmental remediation costs	8	65	62	66
	$93	$270	$397	$412

About 66 percent of total pre-tax environmental expenses charged to income from continuing operations for the period September 1 through December 31, 2017 and for the period January 1 through August 31, 2017, respectively, resulted from operations in the U.S. Based on existing facts and circumstances, management does not believe that year over year changes, if any, in environmental expenses charged to current operations will have a material impact on the company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2015 (Predecessor)	$492
Remediation payments	(52)
Net increase in remediation accrual [1]	62
Net change, indemnification [2]	(45)
Balance at December 31, 2016	$457
Remediation payments	(53)
Net increase in remediation accrual [1]	65
Net change, indemnification [2]	14
Balance at August 31, 2017	$483

Balance at September 1, 2017 (Successor)	483
Remediation payments	(40)
Net increase in remediation accrual [1]	8
Net change, indemnification [2]	(18)
Balance at December 31, 2017	$433

1.	Excludes indemnified remediation obligations.

2.
Net change in indemnified remediation obligations. Pursuant to the Separation Agreement, as discussed below and in Note 4 to the Consolidated Financial Statements, DuPont is indemnified by Chemours for certain environmental matters.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, the potential liability may range up to $920 million above the amount accrued as of December 31, 2017. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company.

Pursuant to the Separation Agreement discussed in Note 4 to the Consolidated Financial Statements, the company is indemnified by Chemours for certain environmental matters, included in the liability of $433 million, that have an estimated liability of $242 million at December 31, 2017 and a potential exposure that ranges up to approximately $430 million above the amount accrued. As such, the company has recorded an indemnification asset of $242 million corresponding to the company's accrual balance related to these matters at December 31, 2017.

As of December 31, 2017, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state laws at about 500 sites around the U.S., including approximately 100 sites for which DuPont does not believe it has liability based on current information. Active remediation is under way at 62 of these sites. In addition, the company has resolved its liability at approximately 200 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at 3 new sites during 2017 compared with single notices in both 2016 and 2015.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the company’s internal environmental goals, were $18 million and $35 million for the period September 1 through December 31, 2017 and for the period January 1 through August 31, 2017, respectively. The company currently estimates expenditures for environmental-related capital projects to be approximately $44 million in 2018.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Climate Change
The company believes that climate change is an important global issue that presents risks and opportunities. Expanding upon significant global greenhouse gas (GHG) emissions and other environmental footprint reductions made in the period 1990-2010, in 2015, the company announced its 2020 Sustainability Goals, including a goal to achieve a 7 percent reduction in GHG emissions intensity (2015 baseline) and a 10 percent improvement in energy intensity (2010 baseline). As of 2016, the company achieved reductions of 1.3 percent in GHG emissions intensity against the goal baseline of 2015, and 8 percent since 2010. In addition, the company has achieved a 10.8 percent improvement in energy intensity since 2010. The company continuously evaluates opportunities for existing and new product and service offerings in light of the anticipated demands of a low-carbon economy.

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

Part II
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company’s global operations are exposed to financial market risks relating to fluctuations in foreign currency exchange rates, commodity prices, and interest rates. The company has established a variety of programs including the use of derivative instruments and other financial instruments to manage the exposure to financial market risks as to minimize volatility of financial results. In the ordinary course of business, the company enters into derivative instruments to hedge its exposure to foreign currency, interest rate and commodity price risks under established procedures and controls. For additional information on these derivatives and related exposures, see Note 18 to the Consolidated Financial Statements. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts are also used, from time to time, to manage near-term foreign currency cash requirements.

Foreign Currency Exchange Rate Risks
The company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the company has an exchange rate exposure are the European euro (EUR), Chinese yuan, Brazilian real, and Japanese yen. The company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 18 to the Consolidated Financial Statements, from time to time, the company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar (USD) amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2017 and 2016, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2017 and 2016. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value (Liability)/Asset		Fair Value Sensitivity
	Successor	Predecessor	Successor	Predecessor
(Dollars in millions)	2017	2016	2017	2016
Foreign currency contracts	$(33)	$61	$(863)	$(567)

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

The company's sales are not materially dependent on any single customer. As of December 31, 2017, no one individual customer balance represented more than five percent of the company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global product lines.

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

As of December 31, 2017, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company's internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company's system of internal controls over financial reporting was effective as of December 31, 2017 (see page F-2).

The company completed its acquisition of the Health and Nutrition Business (the "H&N Business") from FMC Corporation on November 1, 2017. As a result, management has excluded this business from its assessment of internal control over financial reporting as of December 31, 2017. The total assets of the H&N Business that were excluded from the assessment represented less than two percent of the company's total assets as of December 31, 2017. The total net sales of the H&N Business that were excluded from the assessment represented less than two percent of the company's total sales for the period September 1 to December 31, 2017.

ITEM 9B.  OTHER INFORMATION

In February 2018, the company entered into a new committed receivable repurchase facility of up to $1,300 (the "2018 Repurchase Facility") which expires in December 2018. Under the 2018 Repurchase Facility, DuPont may sell a portfolio of available and eligible outstanding customer notes receivables within the agriculture product line to participating institutions and simultaneously agree to repurchase at a future date. The 2018 Repurchase Facility is considered a secured borrowing with the customer notes receivables, inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2018 Repurchase Facility will have an interest rate of LIBOR + 0.75 percent.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Registrant meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Registrant meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Registrant meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

Part III

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants
PricewaterhouseCoopers LLP ("PwC"), an independent registered public accounting firm, has served as the company’s independent accountants continuously since 1954. PwC has issued its reports, included in the company’s Form 10-K, on the audited consolidated financial statements of the Company and internal control over financial reporting for the period January 1 through August 31, 2017 (the "Predecessor" period) and the period September 1 through December 31, 2017 (the "Successor" period). The DuPont Audit Committee appointed PwC to be the independent auditor for fiscal year 2017, which was ratified by holders of DuPont Common Stock on May 24, 2017.
To assure that the audit and non-audit services performed by the independent registered public accounting firm do not impair its independence in appearance and/or fact, the committee established policies and procedures requiring its pre-approval of all such services and associated fees. These policies and procedures required the independent registered public accounting firm to submit a report annually regarding the audit, audit-related, tax and other services it expects to render in the following year and the associated, forecasted fees to the committee for its approval. Audit services include the audit of the company’s Consolidated Financial Statements, separate audits of its subsidiaries, services associated with regulatory filings and attestation services regarding the effectiveness of the company’s internal controls over financial reporting. Audit-related services are assurance services that are reasonably related to the audit of the company’s Consolidated Financial Statements or services traditionally provided by the independent registered public accounting firm. Audit-related services include employee benefit plan audits; audits of carve-out financial statements related to divestitures; due diligence services regarding potential acquisitions or dispositions, including tax-related due diligence; and agreed-upon or expanded audit procedures related to regulatory requirements. Tax services include selected non-U.S. tax compliance services, advice and recommendation with respect to issues such as tax audits and appeals, restructurings, mergers and acquisitions, and assistance regarding appropriate handling of items on the returns, required disclosures, elections and filing positions available to the company. Other services include non-financial attestation, assessment and advisory services.
In accordance with its pre-approval policies and procedures, the committee pre-approved all services rendered by and associated fees paid to PwC, including services related to the Merger Transaction and Intended Business Separations, for calendar years 2017 and 2016. These are shown by category in the following table.

(in millions)	2017	2016
Audit Fees[1]	$26.6	$14.5
Audit-Related Fees[2]	26.2	22.0
Tax Fees	—	0.2
All Other Fees	0.1	—
Total	$52.9	$36.7

1.
Audit Fees paid to PwC in 2017 increased versus prior year primarily due to services related to (i) two audits being required in 2017 (Predecessor and Successor), and (ii) the Merger Transaction, including purchase accounting and other merger-related technical issues.

2.	Audit-Related Fees paid to PwC in 2017 and 2016 primarily relate to the Intended Business Separations.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
(Dollars in millions)

	Successor	Predecessor
	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$—	$287	$225	$235
Additions charged to expenses	10	51	119	58
Deductions from reserves[1]	—	(33)	(57)	(68)
Balance at end of period	$10	$305	$287	$225
Inventory—Obsolescence Reserve
Balance at beginning of period	$—	$214	$237	$179
Additions charged to expenses	89	241	275	391
Deductions from reserves[2]	(34)	(181)	(298)	(333)
Balance at end of period	$55	$274	$214	$237
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$1,323	$1,308	$1,529	$1,704
Additions charged to expenses	84	95	74	40
Deductions from reserves	(29)	(20)	(295)	(215)
Balance at end of period	$1,378	$1,383	$1,308	$1,529
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

10.1**
Separation Agreement by and between the Company and The Chemours Company (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.2
Amendment No. 1 to Separation Agreement by and between the Company and The Chemours Company, dated August 24, 2017 (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K (Commission file number 1-815) dated August 25, 2017).

10.3
Tax Matters Agreement by and between the Company and The Chemours Company (incorporated by reference to Exhibit 2.2 to the company's Current Report on Form 8-K (Commission file number 1-815) dated July 8, 2015).

10.4**
Master Repurchase Agreement by and among Cooperatieve Rabobank, U.A. (New York Branch), The Bank of Tokyo Mitsubishi UFJ Ltd. (New York Branch) and PHI Financial Services, Inc. dated as of February 13, 2018.

10.5**
Master Framework Agreement by and among Cooperatieve Rabobank, U.A. (New York Branch), The Bank of Tokyo Mitsubishi UFJ Ltd. (New York Branch) and PHI Financial Services, Inc. dated as of February 13, 2018.

10.6
Agreement and Plan of Merger by and between the Company and The Dow Chemical Company, dated as of December 11, 2015 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (Commission file number 1-815) dated December 11, 2015).

10.7
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

10.8**
Transaction Agreement, dated as of March 31, 2017, by and between the Company and FMC Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2017).

10.9**
Purchase Price Allocation Side Letter Agreement, dated as of May 12, 2017, by and between the Company and FMC Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2017).

10.10
Employment Agreement by and between the Company and Edward D. Breen, dated as of August 31, 2017, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission file number 1-815) dated September 1, 2017).

10.11*	The E. I. du Pont de Nemours and Company Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to DowDuPont Inc. Registration Statement on Form S-8 filed September 1, 2017.

10.12*	The E. I. du Pont de Nemours and Company Stock Performance Plan, incorporated by reference to Exhibit 4.2 to DowDuPont Inc. Registration Statement on Form S-8 filed September 1, 2017.

10.13*	The E. I. du Pont de Nemours and Company Management Deferred Compensation Plan, incorporated by reference to Exhibit 4.3 to DowDuPont Inc. Registration Statement on Form S-8 filed September 1, 2017.

10.14*
The E. I. du Pont de Nemours and Company Stock Accumulation and Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 4.4 to DowDuPont Inc. Registration Statement on Form S-8 filed September 1, 2017.

10.15*
DuPont’s Pension Restoration Plan, as last amended effective June 29, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

10.16*
DuPont’s Supplemental Retirement Income Plan, as last amended effective December 18, 1996 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2011).

10.17*
DuPont’s Rules for Lump Sum Payments, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.18*
DuPont’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014. (incorporated by reference to Exhibit 10.08 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

10.19*
DuPont’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2012).

10.20**
DuPont's Senior Executive Severance Plan, as amended and restated effective December 10, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2015).

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

February 15, 2018
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ Nicholas C. Fanandakis
Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ E.D. Breen	Chair of the Board of Directors and Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2018
E. D. Breen

/s/ N. C. Fanandakis	Director	February 15, 2018
N. C. Fanandakis

E.I. du Pont de Nemours and Company
Index to the Consolidated Financial Statements

Page(s)
Consolidated Financial Statements:
Management's Reports on Responsibility for Financial Statements and Internal Control over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm - Successor	F-3
Report of Independent Registered Public Accounting Firm - Predecessor	F-5
Consolidated Statements of Operations for the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the years ended December 31, 2016 and 2015	F-6
Consolidated Statements of Comprehensive Income for the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the years ended December 31, 2016 and 2015	F-7
Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016	F-8
Consolidated Statements of Cash Flows for the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the years ended December 31, 2016 and 2015	F-9
Consolidated Statements of Equity for the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the years ended December 31, 2016 and 2015	F-11
Notes to the Consolidated Financial Statements	F-12

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements
Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and are considered by management to present fairly the company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by the company's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the company's financial position, results of operations and cash flows in conformity with GAAP. Their reports are presented on the following pages.
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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2017, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2017.
The company completed its acquisition of the Health and Nutrition Business (the "H&N Business") from FMC Corporation on November 1, 2017. As a result, management has excluded this business from its assessment of internal control over financial reporting as of December 31, 2017. The total assets of the H&N Business that were excluded from the assessment represented less two percent of the company's total assets as of December 31, 2017. The total net sales of the H&N Business that were excluded from the assessment represented less than two percent of the company's total revenues for the period September 1 to December 31, 2017.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2017, as stated in their reports, which are presented on the following pages.

Edward D. Breen Chair of the Board and Chief Executive Officer	Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer
February 15, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
E.I. du Pont de Nemours and Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of E.I. du Pont de Nemours and Company and its subsidiaries (Successor) (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the period September 1, 2017 through December 31, 2017, including the related notes and financial statement schedule appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the period September 1, 2017 through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the H&N Business from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded the H&N Business from our audit of internal control over financial reporting. The H&N Business is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than two percent each of the related consolidated financial statement amounts as of December 31, 2017 and for the period September 1, 2017 through December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 15, 2018

We have served as the Company’s auditor since 1954.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
E.I. du Pont de Nemours and Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of E.I. du Pont de Nemours and Company and its subsidiaries (Predecessor) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the period January 1, 2017 through August 31, 2017, and for each of the two years in the period ended December 31, 2016, including the related notes and financial statement schedule appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of their operations and their cash flows for the period January 1, 2017 through August 31, 2017, and for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 15, 2018

We have served as the Company's auditor since 1954.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
(In millions, except per share amounts)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net sales	$7,053	$17,281	$23,209	$23,657
Cost of goods sold	6,165	10,205	13,955	14,591
Other operating charges		504	667	434
Research and development expense	473	1,064	1,502	1,735
Selling, general and administrative expenses	1,101	3,306	4,143	4,428
Amortization of intangibles	389
Restructuring and asset related charges - net	180	323	556	795
Integration and separation costs	314
Sundry income - net	90	166	707	690
Interest expense	107	254	370	342
(Loss) Income from continuing operations before income taxes	(1,586)	1,791	2,723	2,022
(Benefit from) provision for income taxes on continuing operations	(2,673)	149	641	575
Income from continuing operations after income taxes	1,087	1,642	2,082	1,447
(Loss) Income from discontinued operations after income taxes	(77)	119	443	512
Net income	1,010	1,761	2,525	1,959
Net income attributable to noncontrolling interests	—	20	12	6
Net income attributable to DuPont	$1,010	$1,741	$2,513	$1,953
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations		$1.86	$2.36	$1.60
Basic earnings per share of common stock from discontinued operations		0.13	0.51	0.57
Basic earnings per share of common stock		$2.00	$2.87	$2.17
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations		$1.85	$2.35	$1.59
Diluted earnings per share of common stock from discontinued operations		0.13	0.50	0.57
Diluted earnings per share of common stock		$1.99	$2.85	$2.16
Dividends declared per share of common stock		$1.14	$1.52	$1.72

See Notes to the Consolidated Financial Statements beginning on page F-13.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net income	$1,010	$1,761	$2,525	$1,959
Other comprehensive (loss) income - net of tax:
Unrealized gains on investments	—	—	20	(19)
Cumulative translation adjustments	(454)	1,042	(510)	(1,605)
Adjustments to pension benefit plans	128	247	323	574
Adjustments to other benefit plans	(53)	10	(379)	(240)
Derivative instruments	(2)	(10)	31	(18)
Total other comprehensive (loss) income	(381)	1,289	(515)	(1,308)
Comprehensive income	629	3,050	2,010	651
Comprehensive income attributable to noncontrolling interests - net of tax	—	20	12	6
Comprehensive income attributable to DuPont	$629	$3,030	$1,998	$645

See Notes to the Consolidated Financial Statements beginning on page F-13.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
(In millions, except share amounts)	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$7,250	$4,548
Marketable securities	952	1,362
Accounts and notes receivable - net	5,239	4,959
Inventories	8,633	5,350
Other current assets	981	505
Assets held for sale- current	—	789
Total current assets	23,055	17,513
Investment in nonconsolidated affiliates	1,595	649
Property, plant and equipment	12,878	23,015
Less: Accumulated depreciation	443	14,164
Net property, plant and equipment	12,435	8,851
Goodwill	45,589	4,169
Other intangible assets	27,726	3,664
Deferred income taxes	480	3,308
Other assets	2,084	1,810
Total Assets	$112,964	$39,964
Liabilities and Equity
Current liabilities
Short-term borrowings and capital lease obligations	$2,779	$429
Accounts payable	4,831	3,678
Income taxes payable	149	101
Accrued and other current liabilities	4,384	4,650
Liabilities held for sale - current	—	74
Total current liabilities	12,143	8,932
Long-Term Debt	10,291	8,107
Other Noncurrent Liabilities
Deferred income tax liabilities	5,836	425
Pension and other post employment benefits - noncurrent	7,787
Other noncurrent obligations	1,975	12,304
Total noncurrent liabilities	25,889	20,836
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2017 and December 31, 2016:
$4.50 Series – 1,673,000 shares (callable at $120)	169	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; issued at December 31, 2017 - 100 and December 31, 2016 – 950,044,000	—	285
Additional paid-in capital	74,727	11,190
Retained earnings	175	14,924
Accumulated other comprehensive loss	(381)	(9,911)
Common stock held in treasury, at cost (Shares: December 31, 2017 - 0; December 31, 2016 – 87,041,000)	—	(6,727)
Total DuPont stockholders’ equity	74,760	9,998
Noncontrolling interests	172	198
Total equity	74,932	10,196
Total Liabilities and Equity	$112,964	$39,964

See Notes to the Consolidated Financial Statements beginning on page F-13.

E. I. du Pont de Nemours and Company Consolidated Financial Statements CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Operating activities
Net income	$1,010	$1,761	$2,525	$1,959
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	815	749	1,258	1,466
Provision for deferred income tax	(3,015)
Net periodic pension (benefit) cost	(111)	295	572	591
Pension contributions	(68)	(3,024)	(535)	(308)
Net gain on sales of property, businesses, consolidated companies, and investments	(16)	(204)	(436)	(59)
Restructuring and asset related charges - net	180
Asset related charges		279	682	147
Amortization of inventory step-up	1,573
Other net loss	125	481	366	106
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	2,107	(2,269)	(270)	(448)
Inventories	(1,010)
Inventories and other operating assets		(202)	(54)	164
Accounts payable	934
Accounts payable and other operating liabilities		(1,555)	(674)	(1,031)
Other assets and liabilities	1,672
Accrued interest and income taxes		(260)	(77)	(165)
Cash provided by (used for) operating activities	4,196	(3,949)	3,357	2,422
Investing activities
Capital expenditures	(426)	(687)	(1,019)	(1,629)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	1,268	300	316	156
Payment into trust account	(571)	—	—	—
Distribution from trust account	13	—	—	—
Acquisitions of businesses - net of cash acquired	3	(246)	—	(152)
Investments in and loans to nonconsolidated affiliates	(5)	(22)	(19)	(76)
Purchases of investments	(1,043)	(5,457)	(2,633)	(1,897)
Proceeds from sales and maturities of investments	2,938	3,977	2,181	1,121
Foreign currency exchange contract settlements		(206)	(385)	615
Other investing activities - net	33	(41)	45	34
Cash provided by (used for) investing activities	2,210	(2,382)	(1,514)	(1,828)
Financing activities
Change in short-term (less than 90 days) borrowings	(2,541)	3,610	387	(1)
Proceeds from issuance of long-term debt	499	2,734	813	3,679
Payments on long-term debt	(42)	(229)	(1,440)	(1,537)
Repurchase of common stock		—	(916)	(2,353)
Proceeds from exercise of stock options	30	235	154	200

E. I. du Pont de Nemours and Company Consolidated Financial Statements CONSOLIDATED STATEMENTS OF CASH FLOWS

Dividends paid to stockholders	(332)	(666)	(1,335)	(1,546)
Distributions to DowDuPont	(829)
Cash transferred to Chemours at spin-off	—	—	—	(250)
Other financing activities	(12)	(52)	(48)	(121)
Cash (used for) provided by financing activities	(3,227)	5,632	(2,385)	(1,929)
Effect of exchange rate changes on cash	(22)	187	(153)	(275)
Cash reclassified as held for sale	88	(31)	15	22
Increase (decrease) in cash and cash equivalents	3,245	(543)	(680)	(1,588)
Cash and cash equivalents at beginning of period	4,005	4,548	5,228	6,816
Cash and cash equivalents at end of period	$7,250	$4,005	$4,548	$5,228
Supplemental cash flow information
Cash paid (received) during the period for
Interest, net of amounts capitalized	$76	$331	$386	$341
Income taxes	(437)	272	735	885

See Notes to the Consolidated Financial Statements beginning on page F-13.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Predecessor
Balance at January 1, 2015	$237	$298	$11,174	$16,894	$(8,556)	(6,727)	58	$13,378
Net income				1,953			6	1,959
Other comprehensive loss					(1,308)			(1,308)
Common dividends ($1.72 per share)				(1,542)			(4)	(1,546)
Preferred dividends				(10)				(10)
Common stock issued-compensation plans		2	359					361
Common stock repurchased						(2,353)		(2,353)
Common stock retired		(12)	(451)	(1,890)		2,353		—
Spin-off of Chemours				(895)	468		(4)	(431)
Consolidation of a joint venture			(1)				151	150
Balance at December 31, 2015	$237	$288	$11,081	$14,510	$(9,396)	$(6,727)	$207	$10,200

Balance at January 1, 2016	$237	$288	$11,081	$14,510	$(9,396)	(6,727)	207	$10,200
Net income				2,513			12	2,525
Other comprehensive loss					(515)			(515)
Common dividends ($1.52 per share)				(1,331)			(16)	(1,347)
Preferred dividends				(10)				(10)
Common stock issued-compensation plans		1	267					268
Common stock repurchased						(916)		(916)
Common stock retired		(4)	(154)	(758)		916		—
Sale of a majority interest in a consolidated subsidiary			(4)				(5)	(9)
Balance at December 31, 2016	$237	$285	$11,190	$14,924	$(9,911)	$(6,727)	$198	$10,196

Balance at January 1, 2017	$237	$285	$11,190	$14,924	$(9,911)	$(6,727)	$198	10,196
Net income				1,741			20	1,761
Other comprehensive income					1,289			1,289
Common dividends ($1.14 per share)				(991)			(4)	(995)
Preferred dividends				(7)				(7)
Common stock issued-compensation plans		2	273					275
Common stock retired		(26)	(1,044)	(5,657)		6,727		—
Sale of majority interest in consolidated subsidiary							(2)	(2)
Balance at August 31, 2017	$237	$261	$10,419	$10,010	$(8,622)	$—	$212	$12,517

Successor
Balance at September 1, 2017 (remeasured upon Merger)	$239	$—	$74,680	$—	$—	$—	$162	$75,081
Net income				1,010			—	1,010
Other comprehensive loss					(381)			(381)
Preferred dividends				(3)				(3)
Distributions to DowDuPont				(829)				(829)
Issuance of DowDuPont stock			30					30
Stock-based compensation			36					36
Sale of a majority interest in a consolidated subsidiary							(4)	(4)
Acquisition of a noncontrolling interest in a consolidated subsidiary							3	3
Other			(19)	(3)			11	(11)
Balance at December 31, 2017	$239	$—	$74,727	$175	$(381)	$—	$172	$74,932
See Notes to the Consolidated Financial Statements beginning on page F-13.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements of E. I. du Pont de Nemours and Company (“DuPont” or “the company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The significant accounting policies described below, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.

DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Dow") and DuPont (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Dow and DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. DowDuPont intends to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont, the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax-efficient transactions (collectively, the "Intended Business Separations").

For purposes of DowDuPont's financial statement presentation, Dow was determined to be the accounting acquirer in the Merger and DuPont's assets and liabilities are reflected at fair value as of the Merger Effectiveness Time. In connection with the Merger and the related accounting determination, DuPont has elected to apply push-down accounting and reflect in its financial statements the fair value of its assets and liabilities. DuPont's Consolidated Financial Statements for periods following the close of the Merger are labeled “Successor” and reflect DowDuPont’s basis in the fair values of the assets and liabilities of DuPont. All periods prior to the closing of the Merger reflect the historical accounting basis in DuPont's assets and liabilities and are labeled “Predecessor.” The Consolidated Financial Statements and footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. See Note 3 for additional information on the Merger.

Transactions between DowDuPont, DuPont, Dow and their affiliates and other associated companies are reflected in the Successor consolidated financial statements and disclosed as related party transactions when material. Related party transactions with DowDuPont are included in Note 6. Related party transactions with Dow and their affiliates were not material as of December 31, 2017 and for the period September 1 through December 31, 2017.

As a condition of the regulatory approval for the Merger Transaction, the company was required to divest certain assets related to its crop protection business and research and development ("R&D") organization, specifically the company’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® and Indoxacarb as well as the crop protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs. On March 31, 2017, the company entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, FMC would acquire the crop protection business and R&D assets that DuPont was required to divest in order to obtain European Commission ("EC") approval of the Merger Transaction as described above, (the "Divested Ag Business") and DuPont agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (collectively, the "FMC Transactions").

On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the H&N Business. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The assets and liabilities related to the Divested Ag Business for all periods are presented as assets and liabilities held for sale in the Consolidated Balance Sheets. The comprehensive income and cash flows related to the Divested Ag Business have not been segregated and are included in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to the Divested Ag Business are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 4 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

On July 1, 2015, the company completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company ("Chemours"). In accordance with GAAP, the results of operations of the Performance Chemicals segment are presented as discontinued operations and, as such, have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented. See Note 4 for additional information.

Certain reclassifications of prior year's data have been made to conform to current year's presentation. As described in Note 2, effective January 1, 2017, the company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. In conjunction with the adoption of this ASU, the company retrospectively reclassified cash flows related to income tax impacts associated with employee share-based payments in the Consolidated Statements of Cash Flows, as described in Note 2.

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

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are variable interest entities ("VIEs"). The company is not the primary beneficiary, as the nature of the company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2017 and 2016, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

Use of Estimates in Financial Statement Preparation
The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates. In connection with the Merger, DowDuPont has performed a preliminary allocation of the total consideration exchanged for the DuPont assets and liabilities it acquired using preliminary estimates. The estimates are subject to change as discussed in Note 3.

Changes in Accounting and Reporting
Within the Successor period, DuPont made the following changes in accounting and reporting to harmonize its accounting and reporting with DowDuPont.

Within the Successor period of the Consolidated Statements of Operations:

•	Included royalty income within net sales. In the Predecessor periods, royalty income is included within sundry income - net.

•
Eliminated the other operating charges line item. In the Successor period, a majority of these costs are included within cost of goods sold. These costs are also included in selling, general and administrative expenses and amortization of intangibles in the Successor period.

•
Presented amortization of intangibles as a separate line item. In the Predecessor periods, amortization is included within cost of goods sold, selling, general and administrative expenses, other operating charges, and research and development expenses.

•	Presented integration and separation costs as a separate line item. In the Predecessor periods, these costs are included within selling, general and administrative expenses.

•
Included interest accrued related to unrecognized tax benefits within the (benefit from) provision for income taxes on continuing operations. In the Predecessor period, interest accrued related to unrecognized tax benefits is included within sundry income - net.

Within the Successor period of the Consolidated Balance Sheets:

•	Included loans to nonconsolidated affiliates within other assets. In the Predecessor period, loans are included within investment in nonconsolidated affiliates.

•	Included accrued discounts and rebates within accounts payable. In the Predecessor period, accrued discounts and rebates are included within accrued and other current liabilities.

•
Included non-current pension liabilities within pension and other post employment benefits - noncurrent. In the Predecessor period, non-current pension liabilities are included within other noncurrent obligations.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Within the Successor period of the Consolidated Statements of Cash Flows:

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

•
Aligned the line items within "changes in assets and liabilities, net of effects of acquired and divested companies" to the DowDuPont presentation, including accounts and notes receivable, inventories, accounts payable, and other assets and liabilities. In the Predecessor period, the line item "changes in assets and liabilities, net of effects of acquired and divested companies" includes accounts and notes receivable, inventories and other operating assets, accounts payable and other operating liabilities, and accrued interest and income taxes.

Cash and Cash Equivalents
Cash equivalents represent investments with maturities of three months or less from time of purchase. They are carried at cost plus accrued interest.

Restricted Cash
Restricted cash represents trust assets of $558 million as of December 31, 2017, and is included within other current assets on the Consolidated Balance Sheets. See Note 6 and Note 16 for further information.

Marketable Securities
Marketable securities represent investments in fixed and floating rate financial instruments with maturities greater than three months and up to twelve months at time of purchase. Investments classified as held-to-maturity are recorded at amortized cost. The carrying value approximates fair value due to the short-term nature of the investments. Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). The cost of investments sold is determined by specific identification.

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

Foreign Currency Translation
The company's worldwide operations utilize the U.S. dollar (USD) or local currency as the functional currency, where applicable. The company identifies its separate and distinct foreign entities and groups the foreign entities into two categories: 1) extension of the parent or foreign subsidiaries operating in a hyper-inflationary environment (USD functional currency) and 2) self-contained (local functional currency). If a foreign entity does not align with either category, factors are evaluated and a judgment is made to determine the functional currency.

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

As of December 31, 2017 approximately 60 percent, 30 percent, and 10 percent of the company's inventories were accounted for under the first-in, first-out ("FIFO"), average cost and the last-in, first-out ("LIFO") methods, respectively. As of December 31, 2016 approximately 55 percent, 30 percent, and 15 percent of the company's inventories were accounted for under the FIFO, average cost and LIFO methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds, certain food-ingredients and enzymes.

The company establishes allowances for obsolescence of inventory based upon quality considerations and assumptions about future demand and market conditions.

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. In connection with the Merger, the preliminary estimated fair value of property, plant and equipment is determined using a market approach and a replacement cost approach. Refer to Note 3 for further information. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. When assets are surrendered, retired, sold, or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the Consolidated Balance Sheets and included in determining gain or loss on such disposals.

Goodwill and Other Intangible Assets
The company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. In connection with the Merger Transaction, the company adopted the policy of DowDuPont and performed an annual goodwill impairment test in the fourth quarter of 2017. In the Predecessor periods, the annual impairment test was performed in the third quarter.

When testing goodwill for impairment, the company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.  The company's fair value methodology is primarily based on discounted cash flow techniques.  See Note 12 for further information on goodwill.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 1 to 23 years. The company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets.

Impairment of Long-Lived Assets
The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from the assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The company's fair value methodology is an estimate of fair market value which is made based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of by sale, if material, are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of and reported at the lower of carrying amount or fair value. Depreciation is recognized over the remaining useful life of the assets.

Derivative Instruments
Derivative instruments are reported in the Consolidated Balance Sheets at their fair values. The company utilizes derivatives to manage exposures to foreign currency exchange rates and commodity prices. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in accumulated other comprehensive loss until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings.

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

In the Predecessor period, the company reflected non-qualified hedge programs, specifically forward contracts, options and cash collateral activity, within cash flows from investing activities. In the Predecessor period, the company reflected cash flows from qualified programs within the line item it related to (i.e., revenue hedge cash flows presented within changes from accounts receivable). In the Successor period, the company included foreign currency exchange contract settlements within cash flows from operating activities, regardless of hedge accounting qualification. See Note 18 for additional discussion regarding the company's objectives and strategies for derivative instruments.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the Consolidated Balance Sheets in accrued and other current liabilities and other noncurrent obligations at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets as accounts and notes receivable - net.

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and reasonably estimable.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Revenue Recognition
The company recognizes revenue when it is realized or realizable, and the earnings process is complete. The company's revenues are from the sale of a wide range of products to a diversified base of customers around the world. Revenue for product sales is recognized when title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. A majority of product sales are sold FOB (free on board) shipping point or, with respect to non-United States of America (U.S.) customers, an equivalent basis. Accruals are made for sales returns and other allowances based on the company's experience. The company accounts for cash sales incentives as a reduction in sales and noncash sales incentives as a charge to cost of goods sold or selling expense, depending on the nature of the incentive. Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by the company for the delivery of goods are classified as cost of goods sold in the Consolidated Statements of Operations. Taxes on revenue-producing transactions are excluded from net sales.

The company periodically enters into prepayment contracts with the agriculture product line's customers and receives advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue (classified as accrued and other current liabilities) or debt, depending on the nature of the program. Revenue associated with advance payments is recognized as shipments are made and title, ownership and risk of loss pass to the customer.

Licensing and royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured.

Royalty Expense
The company’s agriculture product line currently has certain third party biotechnology trait license agreements, which require up-front and variable payments subject to the licensor meeting certain conditions. These payments are reflected as other current assets and other assets and are amortized to cost of goods sold as seeds containing the respective trait technology are utilized over the life of the license. The company evaluates the carrying value of the prepaid royalties when events or changes in circumstances indicate the carrying value may not be recoverable.

Cost of Goods Sold
Successor periods - Cost of goods sold primarily includes the cost of manufacture and delivery, ingredients or raw materials, direct salaries, wages and benefits and overhead, non-capitalizable costs associated with capital projects and other operational expenses.  No amortization of intangibles is included within costs of goods sold.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Litigation
Accruals for legal matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs, such as outside counsel fees and expenses, are charged to expense in the period incurred.

Severance Costs
Severance benefits are provided to employees under the company's ongoing benefit arrangements. Severance costs are accrued when management commits to a plan of termination and it becomes probable that employees will be entitled to benefits at amounts that can be reasonably estimated.

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

Income Taxes
The company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that includes the enactment date (see Note 7 for further information relating to the enactment of the Tax Cuts and Job Act).

The company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The company accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The current portion of uncertain income tax positions is included in income taxes payable and the long-term portion is included in other noncurrent obligations in the Consolidated Balance Sheets.

Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. Income tax related penalties are included in the provision for income taxes in the Consolidated Statements of Operations. Interest accrued related to unrecognized tax benefits is included within the (benefit from) provision for income taxes from continuing operations in the Consolidated Statements of Operations in the Successor period. In the Predecessor period, interest accrued related to unrecognized tax benefits is included within sundry income - net in the Consolidated Statements of Operations.

Segments
Effective with the Merger, DuPont’s business activities are components of its parent company’s business operations. DuPont’s business activities, including the assessment of performance and allocation of resources, are reviewed and managed by DowDuPont. Information used by the chief operating decision maker of DuPont relates to the company in its entirety. Accordingly, there are no separate reportable business segments for DuPont under Accounting Standards Codification ("ASC") Topic 280 “Segment Reporting” and DuPont's business results are reported in this Form 10-K as a single operating segment. Prior year's segment information has been made to conform to the current presentation.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 2 - RECENT ACCOUNTING GUIDANCE

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
The primary impact of adoption was the recognition of excess tax benefits in the company's provision for income taxes rather than additional paid-in capital, which is applied prospectively in accordance with the guidance. Adoption of the new standard resulted in the recognition of $2 million and $30 million of excess tax benefits in the company's provision for income taxes rather than additional paid-in capital for the period September 1 through December 31, 2017 and the period January 1 through August 31, 2017, respectively.
The company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used for financing activities of $27 million and $74 million for the years ended December 31, 2016 and 2015, respectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares resulted in an increase to both net cash provided by operating activities and net cash used for financing activities of $30 million and $32 million for the years ended December 31, 2016 and 2015, respectively.

The remaining updates required by this standard did not have a material impact to the company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. In connection with the Merger Transaction, the company adopted the policy of the parent company and performed its annual goodwill impairment test in the fourth quarter. Previously, the annual impairment test was performed in the third quarter. The company early adopted the new guidance for the annual goodwill impairment test that was performed in the fourth quarter of 2017. See Note 12 for additional information.

Accounting Guidance Issued But Not Adopted as of December 31, 2017
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged items in the financial statements. For cash flow and net investment hedges existing as of the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which an entity adopts. Presentation and disclosure guidance is required to be adopted prospectively. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted in any interim period. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The company is currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related disclosures.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The new standard must be adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic benefit cost in assets. The company plans to adopt this guidance in the first quarter of 2018 and is currently evaluating the impact on the Consolidated Financial Statements and related disclosures. The company anticipates approximately half the costs will be reclassified from cost of goods sold, with the remainder reclassified from selling, general and administrative expenses and research and development expense, to sundry income - net in the Consolidated Statements of Operations. See Note 16 for the components of net periodic benefit cost.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The new guidance narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the "set") is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and should be applied prospectively. Early adoption is permitted. The company adopted this standard on January 1, 2018 and will apply it prospectively to all applicable transactions after the adoption date.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and, as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retrospectively to all periods presented. The new guidance will change the presentation of restricted cash in the Consolidated Statements of Cash Flows and will be applied retrospectively in the first quarter of 2018.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under the new guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented. The company is currently evaluating the impact of adopting this guidance on the Consolidated Financial Statements and related disclosures. The company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. A discussion of these leases is included in Note 14, "Commitments and Contingent Liabilities."

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further updated in March, April, May and December 2016, as well as September and November 2017.  The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The new standard also will result in additional disclosure requirements to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The standard permits the use of either the retrospective or modified retrospective (cumulative-effect) transition method of adoption.  The company will adopt the standard in the first quarter of 2018 under the modified retrospective transition method.  The company has substantially completed its evaluation of the impact of the new standard on the Consolidated Financial Statements and has determined that the transition adjustment to be recorded upon adoption is not material and the company does not expect material changes in the timing of revenue recognition.  The company continues to evaluate the impact of the new standard on its disclosures.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Note 3 - BUSINESS COMBINATIONS

Acquisition of Granular, Inc.
On August 31, 2017, the company acquired Granular, Inc., a leading provider of software and analytics tools that help farms improve efficiency, profitability, and sustainability.  The purchase price was approximately $250 million and was primarily allocated to goodwill, developed technology, and customer relationships. The fair value of the acquired assets related to Granular, Inc. are included in the fair value measurement of DuPont’s assets and liabilities, discussed below.

Merger with Dow
Upon completion of the Merger, (i) each share of common stock, par value $0.30 per share, of the company (the "DuPont Common Stock") was converted into the right to receive 1.2820 fully paid and non-assessable shares of DowDuPont common stock, par value $0.01 per share, ("DowDuPont Common Stock"), in addition to cash in lieu of any fractional shares of DowDuPont Common Stock, and (ii) each share of DuPont Preferred Stock— $4.50 Series and DuPont Preferred Stock— $3.50 Series (collectively "DuPont Preferred Stock") issued and outstanding immediately prior to the Merger Effectiveness Time remains issued and outstanding and was unaffected by the Merger.

As provided in the Merger Agreement, at the Merger Effectiveness Time, all options relating to shares of DuPont Common Stock that were outstanding immediately prior to the effective time of the Merger were generally automatically converted into options relating to shares of DowDuPont Common Stock and all restricted stock units and performance based restricted stock units relating to shares of DuPont Common Stock that were outstanding immediately prior to the effective time of the Mergers were generally automatically converted into restricted stock units relating to shares of DowDuPont Common Stock, in each case, after giving effect to appropriate adjustments to reflect the Mergers and otherwise generally on the same terms and conditions as applied under the applicable plans and award agreements immediately prior to the Merger Effectiveness Time. See Note 17 for further discussion.

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

As a condition of the regulatory approval of the Merger, DuPont was required to divest a portion of its crop protection product line, including certain research and development capabilities. See Note 4 for additional information.

DuPont and Dow intend to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont, the separation of the combined company’s agriculture, specialty products and materials science businesses through a series of tax-efficient transactions (collectively, the "Intended Business Separations").

Preliminary Allocation of Purchase Price
Based on an evaluation of the provisions of ASC 805, "Business Combinations," ("ASC 805") Dow was determined to be the accounting acquirer in the Merger. DowDuPont has applied the acquisition method of accounting with respect to the assets and liabilities of DuPont, which have been measured at fair value as of the date of the Merger. In connection with the Merger and the related accounting determination, DuPont has elected to apply push-down accounting and reflect in its financial statements the fair value of assets and liabilities. Such fair values have been reflected in the Successor Consolidated Financial Statements.

DuPont's assets and liabilities were measured at estimated fair values as of the Merger Effectiveness Time, primarily using Level 3 inputs. Estimates of fair value represent management's best estimate which require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.

The total fair value of consideration transferred for the Merger was $74,680 million. Total consideration is comprised of the equity value of the DowDuPont shares as of the Merger Effectiveness Time that were issued in exchange for DuPont shares, the cash value for fractional shares, and the portion of DuPont's share awards and share options earned as of the Merger Effectiveness Time. Share awards and share options converted to DowDuPont equity instruments, but not vested, were $144 million as of August 31, 2017, which will be expensed over the remaining future vesting period.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The following table summarizes the fair value of consideration exchanged as a result of the Merger:

(In millions, except exchange ratio)
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

The acquisition method of accounting requires, among other things, that identifiable assets acquired and liabilities assumed be recognized on the balance sheet at the fair values as of the acquisition date. In determining the fair value, DowDuPont utilized various forms of the income, cost and market approaches depending on the asset or liability being fair valued. The estimation of fair value required significant judgments related to future net cash flows (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Inputs were generally determined by taking into account historical data, supplemented by current and anticipated market conditions, and growth rates.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The table below presents the preliminary fair value that was allocated to DuPont's assets and liabilities based upon fair values as determined by DowDuPont. The valuation process to determine the fair values is not yet complete. DuPont estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses, finalization of tax returns in the pre-merger period and application of push-down accounting at the subsidiary level. The preliminary fair values are substantially complete with the exception of identifiable intangible assets, property, plant, and equipment, income taxes and goodwill. As DuPont finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the acquisition. DuPont will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in further adjustments to the values presented in the following table.

	Estimated fair value as previously reported [1]	Measurement period adjustments[2]	Estimated fair value adjusted
(In millions)
Fair Value of Assets as of the Merger Effectiveness Time
Cash and cash equivalents	$4,005	$—	$4,005
Marketable securities	2,849	—	2,849
Accounts and notes receivable	7,851	—	7,851
Inventories	8,886	(79)	8,807
Other current assets	360	—	360
Investment in nonconsolidated affiliates	1,685	(31)	1,654
Assets held for sale - current	3,184	564	3,748
Property, plant and equipment	12,122	(181)	11,941
Goodwill [3]	45,501	(396)	45,105
Other intangible assets [3]	27,844	(623)	27,221
Deferred income tax assets	487	(203)	284
Other assets	2,076	—	2,076
Total Assets	$116,850	$(949)	$115,901
Fair Value of Liabilities
Short-term borrowings and capital lease obligations	$5,319	$—	$5,319
Accounts payable	3,283	—	3,283
Income taxes payable	140	—	140
Accrued and other current liabilities	3,517	—	3,517
Liabilities held for sale - current	104	11	115
Long-term debt	9,878	—	9,878
Deferred income tax liabilities	9,408	(940)	8,468
Pension and other post employment benefits - noncurrent	8,092	(36)	8,056
Other noncurrent obligations	2,028	—	2,028
Total Liabilities	$41,769	$(965)	$40,804
Noncontrolling interests	162	16	178
Preferred stock	239	—	239
Fair Value of Net Assets (Consideration for the Merger)	$74,680	$—	$74,680

1.	As previously reported in the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.

2.
DuPont recorded measurement period adjustments in the fourth quarter of 2017 to reflect facts and circumstances in existence as of the Merger Effectiveness Time. These measurement period adjustments primarily related to changes in preliminary valuation assumptions, including market participant estimates of cash flows and estimates of asset useful lives, as well as other initial estimates. All measurement period adjustments were offset against goodwill.

3.	See Note 12 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The significant fair value adjustments included in the preliminary allocation of purchase price are discussed below.

Inventories
Inventory is primarily comprised of finished products of $4,929 million, semi-finished products of $3,055 million and raw materials and stores and supplies of $823 million. The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of semi-finished inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The fair value of raw materials and stores and supplies was determined to approximate the historical carrying value. For inventory accounted for under the FIFO method and average cost method, the preliminary fair value step-up of inventory will be recognized in costs of goods sold as the inventory is sold. For inventory accounted for under the LIFO method, the preliminary fair value of inventory becomes the LIFO base layer inventory. The pre-tax amount of inventory step-up recognized for the period September 1 through December 31, 2017, was $1,538 million, of which $1,434 million was reflected in costs of goods sold within loss from continuing operations before income taxes and $104 million is reflected in loss from discontinued operations after income taxes in the Consolidated Statements of Operations.

Property, Plant & Equipment
Property, plant and equipment is comprised of machinery and equipment of $7,466 million, buildings of $2,583 million, construction in progress of $980 million and land and land improvements of $912 million. The preliminary estimated fair value of property and equipment was primarily determined using a market approach for land and certain types of equipment, and a replacement cost approach for other property and equipment. The market approach for certain types of equipment represents a sales comparison that measures the value of an asset through an analysis of sales and offerings of comparable assets. The replacement cost approach used for all other depreciable property and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

Goodwill
The excess of the consideration for the Merger over the preliminary net fair value of assets and liabilities was recorded as goodwill. The Merger resulted in the recognition of $45,105 million of goodwill, none of which is deductible. Goodwill largely consists of expected cost synergies resulting from the Merger and the Intended Business Separations, the assembled workforce of DuPont, and future technology and customers.

Other Intangible Assets
Other intangible assets primarily consist of acquired customer related assets, developed technology, trademarks and tradenames, and germplasm. The preliminary customer-related value was determined using the excess earnings method while the preliminary developed technology, trademarks and trade names, and germplasm values were primarily determined utilizing the relief from royalty method. Both the excess earnings and relief from royalty methods are forms of the income approach. Refer to Note 12 for further information on other intangible assets.

Deferred Income Tax Assets and Liabilities
The deferred income tax assets and liabilities include the expected future federal, state, and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the Merger Effectiveness Time in the jurisdictions in which legal title of the underlying asset or liability resides. Refer to Note 7 for further information related to the remeasurement of deferred income tax assets and liabilities as a result of the enactment of the U.S. Tax Cuts and Jobs Act in December 2017.

The preliminary fair value of deferred income tax assets includes a $172 million adjustment to derecognize a valuation allowance for certain historical net operating losses that will not be fully realized as a result of the Merger.  Included in the fair value adjustment related to deferred income tax liabilities is a $546 million adjustment reflecting a change in determination as to the reinvestment strategy of certain foreign operations of the company.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Integration and Separation Costs
Integration and separation costs have been and are expected to be significant. These costs to date primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger and the Intended Business Separations. These costs are recorded within integration and separation costs in the Successor period and the costs are recorded within selling, general and administrative expenses in the Predecessor periods within the Consolidated Statements of Operations.

	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Integration and separation costs	$314
Selling, general and administrative expenses		$581	$386	$10

H&N Business
On November 1, 2017, the company completed the FMC Transactions through the acquisition of the H&N Business and the disposition of the Divested Ag Business. The acquisition will be integrated into the nutrition and health product line to enhance DuPont’s position as a leading provider of sustainable, bio-based food ingredients and allow for expanded capabilities in the pharma excipients space. The company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.

The following table summarizes the fair value of consideration exchanged as a result of the FMC Transactions:

(In millions)
Fair Value of Divested Ag Business [1]	$3,665
Less: Cash received [2]	1,200
Less: Favorable contracts [3]	495
Fair Value of H&N Business	$1,970

1.	Refer to Note 4 for additional information.

2.
The FMC Transactions include a cash consideration payment to DuPont of approximately $1,200 million, which reflects the difference in value between the Divested Ag Business and the H&N Business, subject to certain customary inventory and net working capital adjustments.

3.
Upon closing and pursuant to the terms of the FMC Transaction Agreement, DuPont entered into favorable supply contracts with FMC. DuPont recorded these contracts as intangible assets recognized at the fair value of off-market contracts. Refer to Notes 4 and 12 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The table below presents the preliminary fair value that was allocated to the assets acquired and liabilities assumed. The purchase accounting and purchase price allocation for the H&N Business are substantially complete. However, the company continues to refine the preliminary valuation of certain acquired assets, such as inventories, intangibles, deferred income taxes, and property plant and equipment, which could impact the amount of residual goodwill recorded. The company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Successor
(In millions)	November 1, 2017
Fair Value of Assets
Cash and cash equivalents	$16
Accounts and notes receivable	144
Inventories	314
Property, plant and equipment	505
Goodwill	718
Other intangible assets	435
Other current and non-current assets	16
Total Assets	$2,148
Fair Value of Liabilities
Accounts payable and other accrued liabilities	$70
Deferred income tax liabilities	108
Total Liabilities	$178
Fair Value of Net Assets (Consideration for the H&N Business)	$1,970

The significant fair value adjustments included in the preliminary allocation of purchase price are discussed below.

Inventories
Acquired inventory is comprised of finished goods of $153 million, semi-finished products of $85 million and raw materials and stores and supplies of $76 million. Fair value of inventory was calculated using a net realizable value approach for finished goods and semi-finished products and a replacement cost approach for raw materials and stores and supplies. The preliminary fair value step-up of inventory of $100 million will be recognized in costs of goods sold as the inventory is sold. The pre-tax amount recognized during the period ending November 1 through December 31, 2017, was $35 million, which was reflected in cost of goods sold within loss from continuing operations before income taxes in the Consolidated Statements of Operations.

Property, Plant & Equipment
Property, plant and equipment is comprised of machinery and equipment of $372 million, buildings of $63 million, land and land improvements of $39 million, and construction in progress of $31 million. The preliminary estimated fair values were determined using a combination of a market approach and replacement cost approach.

Goodwill
The excess of the consideration for the H&N Business over the preliminary net fair value of assets acquired and liabilities assumed resulted in the recognition of $718 million of goodwill, of which $208 million is tax-deductible. Goodwill is attributable to the H&N Business’s workforce and expected cost synergies in procurement, production and market access.

Other Intangible Assets
Other intangible assets includes customer-related intangible assets of $268 million, developed technology of $130 million, and trademarks and tradenames of $37 million. The preliminary customer-related fair value was determined using the excess earnings method while the preliminary developed technology, trademarks and tradenames fair values were primarily determined utilizing the relief from royalty method.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Results of Operations
The following table provides net sales and (loss) income from continuing operations before income taxes of the H&N Business included in the company's results since the acquisition.

Successor
(In millions)	For the Period November 1 through December 31, 2017
Net sales	$102
Loss from continuing operations before income taxes	$(12)

The H&N Business results include $35 million that was recognized in cost of goods sold as inventory was sold related to the fair value step-up of inventories in the Consolidated Statements of Operations, for the period of November 1 through December 31, 2017.

The company evaluated the disclosure requirements under ASC 805 and determined the H&N Business was not considered a material business combination for purposes of disclosing supplemental pro forma information.

NOTE 4 - DIVESTITURES AND OTHER TRANSACTIONS

Merger Remedy - Divested Ag Business
On March 31, 2017, the company and FMC entered into the FMC Transaction Agreement. Under the FMC Transaction Agreement, FMC acquired the Divested Ag Business that DuPont was required to divest in order to obtain EC approval of the Merger Transaction as described in Note 1 and DuPont agreed to acquire the H&N Business. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within "(Loss) Income from discontinued operations after income taxes" for all periods presented.

On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the H&N Business. The preliminary fair value as determined by the company of the H&N Business is $1,970 million. The FMC Transactions include a cash consideration payment to DuPont of approximately $1,200 million, which reflects the difference in value between the Divested Ag Business and the H&N Business, as well as favorable contracts with FMC of $495 million, subject to adjustments for inventory of the Divested Ag Business and net working capital of the H&N Business. Due to the proximity of the Merger and the closing of the sale, the carrying value of the Divested Ag Business approximated the fair value of the consideration received, thus no resulting gain or loss was recognized on the sale. Refer to Note 3 for further information on the H&N Business.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The results of operations of the Divested Ag Business are presented as discontinued operations as summarized below:

	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017[1]	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net sales	$199	$1,068	$1,385	$1,473
Cost of goods sold	194	412	514	521
Other operating charges		17	19	25
Research and development expenses	30	95	139	163
Selling, general and administrative expenses[2]	102	146	176	187
Restructuring and asset related charges - net	(1)	—	(4)	15
Sundry (expense) income - net	(1)	7	1	7
(Loss) Income from discontinued operations before income taxes	(127)	405	542	569
(Benefit from) Provision for income taxes	(50)	79	103	121
(Loss) Income from discontinued operations after income taxes	$(77)	$326	$439	$448

1.	Includes results of operations for the period September 1 through October 31, 2017, as the Divested Ag Business was disposed of on November 1, 2017.

2.	Successor period includes $44 million of transaction costs associated with the disposal of the Divested Ag Business.

The following table presents depreciation and capital expenditures of the discontinued operations related to the Divested Ag Business:

	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Depreciation	$—	$21	$32	$30
Capital expenditures	$5	$8	$40	$77

The carrying amount of major classes of assets and liabilities classified as assets and liabilities of discontinued operations at December 31, 2016 related to the Divested Ag Business consist of the following:

Predecessor
(In millions)	December 31, 2016
Cash and cash equivalents	$57
Accounts and notes receivable - net	12
Inventories	323
Other current assets	1
Property, plant and equipment - net	380
Goodwill	11
Other assets	5
Assets held for sale	$789
Accounts payable	27
Accrued and other current liabilities	12
Deferred income tax liabilities	6
Other noncurrent obligations	29
Liabilities held for sale	$74

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Upon closing and pursuant to the terms of the FMC Transaction Agreement, DuPont and FMC entered into favorable supply agreements and certain ancillary agreements, including manufacturing service agreements and transition service agreements.  Under the terms of the favorable supply agreements, FMC will supply product to DuPont at cost for a period of up to five years and, as a result, DuPont recorded an intangible asset of $495 million upon closing that will amortize over a period of five years.

Food Safety Diagnostic Sale
In February 2017, the company completed the sale of global food safety diagnostics to Hygiena LLC.  The sale resulted in a pre-tax gain of $162 million ($86 million net of tax). The gain was recorded in sundry income - net in the company's Consolidated Statement of Operations for the period January 1 through August 31, 2017.

DuPont (Shenzhen) Manufacturing Limited
In March 2016, the company recognized the sale of its 100 percent ownership interest in DuPont (Shenzhen) Manufacturing Limited to the Feixiang Group. The sale of the entity, which held certain buildings and other assets, resulted in a pre-tax gain of $369 million ($214 million net of tax). The gain was recorded in sundry income - net in the company's Consolidated Statement of Operations for the year ended December 31, 2016.
Performance Chemicals
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Separation"). In connection with the Separation, the company and The Chemours Company ("Chemours") entered into a Separation Agreement (the "Separation Agreement"), discussed below, and a Tax Matters Agreement and certain ancillary agreements, including an employee matters agreement, agreements related to transition and site services, and intellectual property cross licensing arrangements. In addition, the companies have entered into certain supply agreements.

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

Pursuant to the Separation Agreement and the Amendment to the Separation Agreement, as discussed below, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In 2017, DuPont and Chemours amended the Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for a period of five years beginning July 6, 2017. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At December 31, 2017, the indemnified assets are $80 million within accounts and notes receivable - net and $340 million within other assets along with the corresponding liabilities of $80 million within accrued and other current liabilities and $340 million within other noncurrent obligations on the Condensed Consolidated Balance Sheet. See Note 14 for further discussion of the amendment to the Separation Agreement and certain litigation and environmental matters indemnified by Chemours.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The results of operations of the Performance Chemicals segment are presented as discontinued operations as summarized below:

	Predecessor
(In millions)	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net sales	$—	$—	$2,810
Cost of goods sold	—	—	2,215
Other operating charges	335	36	386
Research and development expense	—	—	40
Selling, general and administrative expenses	—	—	(87)
Restructuring and asset related charges - net	—	—	59
Sundry income - net	3	3	27
Interest expense	—	—	32
(Loss) income from discontinued operations before income taxes	(332)	(33)	192
(Benefit from) provision for income taxes	(125)	(28)	106
(Loss) income from discontinued operations after income taxes	$(207)	$(5)	$86

Income (loss) from discontinued operations after income taxes for the period January 1 through August 31, 2017 includes a charge of $335 million ($214 million net of tax) in connection with the perfluorooctanoic acid (“PFOA”) multi-district litigation settlement.

During the years ended December 31, 2016 and 2015, the company incurred $35 million and $306 million of costs, respectively, in connection with the separation primarily related to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions. (Loss) income from discontinued operations during the years ended December 31, 2016 and 2015, includes $35 million and $260 million of these costs, respectively. Income from continuing operations during the year ended December 31, 2015 includes $26 million of these costs, recorded in other operating charges in the company's Consolidated Statements of Operations. Income from continuing operations during the year ended December 31, 2015 also included $20 million of transaction costs incurred for a premium associated with the early retirement of DuPont debt. The company exchanged notes received from Chemours in May 2015 (as part of a dividend payment) for DuPont debt that it then retired. These costs were reported in interest expense in the company's Consolidated Statements of Operations.

In connection with the separation, income from discontinued operations during the year ended December 31, 2015 included pension and other post employment benefit plan curtailment gain of $281 million. In addition, income from discontinued operations during the year ended December 31, 2015, included a restructuring charge of $59 million, consisting of severance and related benefit costs associated with the Performance Chemicals segment to achieve fixed cost and operational productivity improvements for Chemours post-spin.

In connection with the spin-off, the company received a dividend from Chemours in May 2015 of $3,923 million comprised of a cash distribution of $3,416 million and a distribution in-kind of $507 million of 7 percent senior unsecured notes due 2025 (Chemours Notes Received). Chemours financed the dividend payment through issuance of approximately $4,000 million of debt, including the Chemours Notes Received (Chemours' Debt). Net assets of $431 million were transferred to Chemours on July 1, 2015, including the $4,000 million of Chemours' Debt.

The following table presents the depreciation, amortization and purchases of property, plant and equipment of the discontinued operations related to Performance Chemicals:

(In millions)	Predecessor
For the year ended December 31,	2015
Depreciation	$126
Amortization of intangible assets	2
Capital Expenditures	235

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The plan is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations.  Based on all actions approved to date under the Synergy Program, DuPont expects to record total pre-tax restructuring charges of $430 million to $600 million, comprised of approximately $320 million to $360 million of severance and related benefits costs; $110 million to $140 million of costs related to contract terminations; and up to $100 million of asset related charges. The Synergy Program includes certain asset actions, including strategic decisions regarding the cellulosic biofuel unit reflected in the preliminary fair value measurement of DuPont’s assets as of the merger date. Current estimated total pre-tax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

For the period September 1 through December 31, 2017, DuPont recorded a pre-tax charge of $187 million, consisting of severance and related benefit costs of $153 million, contract termination costs of $31 million and asset-related charges of $3 million. The charge for the period September 1 through December 31, 2017 was recognized in restructuring and asset related charges - net in the company's Consolidated Statements of Operations. Substantially all of the remaining restructuring charges are expected to be incurred in 2018 and the related actions, including employee separations, associated with this plan are expected to be substantially complete by the end of 2019.

DuPont account balances and activity for the DowDuPont Cost Synergy Program are summarized below:

(In millions)	Severance and Related Benefit Costs	Other Non-Personnel Charges[1]	Asset-Related Charges	Total
Charges to income from continuing operations for the period September 1 through December 31, 2017 (Successor)	$153	$31	$3	$187
Payments	(13)	(3)	—	(16)
Asset write-offs	—	—	(3)	(3)
Non-cash compensation	(7)	—	—	(7)
Balance as of December 31, 2017	$133	$28	$—	$161

1.	Other non-personnel charges consist of contractual obligation costs.

2017 Restructuring Program
During the first quarter 2017, DuPont committed to take actions to improve plant productivity and better position its product lines for productivity and growth before and after the anticipated closing of the Merger Transaction (the "2017 restructuring program"). In connection with these actions, the company incurred pre-tax charges of $313 million during the period from January 1 through August 31, 2017 ("Predecessor" period) recognized in restructuring and asset related charges - net in the company's Consolidated Statements of Operations. The charge is comprised of $279 million of asset-related charges and $34 million in severance and related benefit costs. The charges primarily relate to the second quarter closure of the safety and construction product line at the Cooper River manufacturing site located near Charleston, South Carolina. The asset-related charges mainly consist of accelerated depreciation associated with the closure. The actions associated with this plan are substantially complete as of December 31, 2017.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Account balances and activity for the 2017 restructuring program are summarized below:

(In millions)	Severance and Related Benefit Costs	Asset Related Charges[1]	Total
Charges to income from continuing operations for the period January 1 through August 31, 2017 (Predecessor)	$34	$279	$313
Payments	(8)	—	(8)
Asset write-offs	—	(279)	$(279)
Balance as of August 31, 2017	$26	$—	$26

Charges to income from continuing operations for the period September 1 through December 31, 2017 (Successor)	$—	$—	$—
Payments	(7)	—	(7)
Balance as of December 31, 2017	$19	$—	$19

1.
Includes accelerated depreciation related to site closure. Charge for accelerated depreciation represents the difference between the depreciation expense to be recognized over the revised useful life of the site, based upon the anticipated date the site will be closed and depreciation expense as determined utilizing the useful life prior to the restructuring action.

La Porte Plant, La Porte, Texas
In March 2016, DuPont announced its decision to not re-start its insecticide manufacturing facility at the La Porte site located in La Porte, Texas.  The facility manufactured Lannate® and Vydate® insecticides and has been shut down since November 2014.  As a result of this decision, during the year ended December 31, 2016, a pre-tax charge of $68 million was recorded in restructuring and asset related charges - net in the company's Consolidated Statement of Operations which included $41 million of asset related charges, $16 million of employee severance and related benefit costs, and $11 million of contract termination costs.

2016 Global Cost Savings and Restructuring Plan
In December 2015, DuPont committed to take structural actions across all product lines and staff functions globally to operate more efficiently by further consolidating product lines and aligning staff functions more closely with them as part of a 2016 global cost savings and restructuring plan. As a result, during the year ended December 31, 2015, a pre-tax charge of $783 million was recorded, consisting of $778 million of restructuring and asset related charges - net and $5 million in sundry income - net in the company's Consolidated Statement of Operations. The charges consisted of $641 million in severance and related benefit costs, $109 million in asset related charges, and $33 million in contract termination charges.

During the year ended December 31, 2016, in connection with the restructuring actions, the company recorded a net pre-tax benefit to earnings of $(81) million, consisting of $(84) million in restructuring and asset related charges - net and $3 million in sundry income - net in the company's Consolidated Statement of Operations. The net benefit was comprised of a reduction of $(150) million in severance and related benefit costs, offset by $53 million of asset related charges, and $16 million of contract termination costs. This was primarily due to a reduction in severance and related benefit costs partially offset by the identification of additional projects. The reduction in severance and related benefit costs was driven by elimination of positions at a lower cost than expected as a result of redeployments and attrition as well as lower than estimated individual severance costs.

The company incurred pre-tax charges of $10 million during the period January 1 through August 31, 2017, recognized in restructuring and asset related charges - net in the company’s Consolidated Statement of Operations. This was due to additional severance payments owed to previously terminated executives that became probable during the period. The company incurred a pre-tax benefit of $(5) million for the period from September 1 through December 31, 2017. The reduction in severance and related benefit costs was driven by the elimination of positions at a lower cost than expected.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Account balances and activity for the restructuring program are summarized below:

(In millions)	Severance and Related Benefit Costs	Other Non-Personnel Charges[1]	Total
Balance at December 31, 2016 (Predecessor)	$100	$22	$122
Payments	(76)	(11)	(87)
Net translation adjustment	2	—	2
Other adjustments	10	—	10
Balance as of August 31, 2017	$36	$11	$47

Balance at September 1, 2017 (Successor)	$36	$11	$47
Payments	(18)	(2)	(20)
Other adjustments	(5)	—	(5)
Balance as of December 31, 2017	$13	$9	$22

1.	Other non-personnel charges consist of contractual obligation costs.

2014 Restructuring Program
In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all product lines and functions. During the period from September 1 through December 31, 2017, and the years ended December 31, 2016 and 2015, benefits of $(2) million, $(21) million and $(21) million were recorded, respectively, in restructuring and asset related charges - net in the company's Consolidated Statements of Operations to reduce the accrual for severance costs associated with this program.

Asset Impairment
In the fourth quarter 2015, the company elected to defer further testing and deployment of a multi-year, phased implementation of an enterprise resource planning (ERP) system; which had not been placed in service as of year-end.  At December 31, 2016, the company had capitalized costs associated with the ERP system of $435 million.  In connection with IT strategy reviews conducted during the fourth quarter of 2016, the company reviewed considerations around the timing of restarting testing and deployment of the ERP system.  As a result, the company concluded it intended to complete and place in service the ERP system, however, given the uncertainties related to implementation timing as well as potential developments and changes to technologies in the market place at the time of restart, use of this ERP system could no longer be considered probable. As a result, due to the specificity of the design related to the ERP system, the company determined that the uncompleted ERP system had a fair value of zero and recorded a pre-tax charge of $435 million in restructuring and asset related charges - net in the company's Consolidated Statement of Operations during the year ended December 31, 2016.

The company recognized a $158 million pre-tax impairment charge in restructuring and asset related charges - net in the company's Consolidated Statement of Operations during the year ended December 31, 2016 related to indefinite-lived intangible trade names. In connection with the company's strategy reviews and brand realignment conducted during the third quarter 2016, the company decided to phase out the use of certain acquired trade names resulting in a change from an indefinite life to a finite useful life for these assets. As a result of these changes, the carrying value of the trade name assets exceeded the fair value.

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

During the first quarter 2015, a $38 million pre-tax impairment charge was recorded in restructuring and asset related charges - net in the company's Consolidated Statement of Operations. The majority relates to a cost basis investment in which the assessment resulted from the venture's revised operating plan reflecting underperformance of its European wheat based ethanol facility and deteriorating European ethanol market conditions. One of the primary investors communicated that they would not fund the revised operating plan of the investee. As a result, the carrying value of DuPont's 6 percent cost basis investment in this venture exceeds its fair value by $37 million, such that an impairment charge was recorded.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 6 - SUPPLEMENTARY INFORMATION

Sundry Income - Net	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Royalty income[1]		$84	$170	$138
Interest income	$41	83	102	124
Equity in earnings of affiliates - net	1	55	99	49
Net gain on sales of businesses and other assets[2,3]	16	205	435	92
Net exchange gains (losses)	8	(394)	(106)	30
Miscellaneous income and expenses - net[4]	24	133	7	257
Sundry income - net	$90	$166	$707	$690

1.	In the Successor period, royalty income of $60 million is included in Net Sales.

2.
Includes a pre-tax gain of $162 million ($86 million net of tax) for the period January 1 through August 31, 2017 related to the sale of global food safety diagnostics. See Note 4 for additional information.

3.
Includes a pre-tax gain of $369 million ($214 million net of tax) for the year ended December 31, 2016 related to the sale of DuPont (Shenzhen) Manufacturing Limited. See Note 4 for additional information.

4.
Miscellaneous income and expenses - net, includes interest items (in the Predecessor period only), gains (losses) on available for sale securities, gains related to litigation settlements, licensing income, gains on purchases, and other items.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the United States (U.S.), whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in sundry income - net and the related tax impact is recorded in provision for income taxes on continuing operations in the Consolidated Statements of Operations.

	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Subsidiary Monetary Position (Loss) Gain
Pre-tax exchange (loss) gain	$(83)	$37	$198	$(404)
Local tax (expenses) benefits	(3)	217	(126)	(61)
Net after-tax impact from subsidiary exchange (loss) gain	$(86)	$254	$72	$(465)

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)	$91	$(431)	$(304)	$434
Tax (expenses) benefits	(33)	155	110	(157)
Net after-tax impact from hedging program exchange gain (loss)	$58	$(276)	$(194)	$277

Total Exchange Gain (Loss)
Pre-tax exchange gain (loss)	$8	$(394)	$(106)	$30
Tax (expenses) benefits	(36)	372	(16)	(218)
Net after-tax exchange (loss) gain	$(28)	$(22)	$(122)	$(188)

Other current assets
Other current assets includes approximately $558 million of restricted cash related to the Rabbi Trust as of December 31, 2017. See Note 16 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Accrued and other current liabilities
Accrued and other current liabilities were $4,384 million at December 31, 2017 and $4,650 million at December 31, 2016. Deferred revenue and compensation and other employee-related costs, which are components of accrued and other current liabilities, were $2,014 million and $857 million at December 31, 2017, respectively and $2,217 million and $807 million at December 31, 2016, respectively. No other components of accrued and other current liabilities were more than 5 percent of total current liabilities.

Other noncurrent obligations
Other noncurrent obligations were $1,975 million at December 31, 2017 and $12,304 million at December 31, 2016. Accrued pension benefit costs and accrued other post employment benefit costs, which are components of other noncurrent obligations in the Predecessor period, were $8,092 million and $2,554 million at December 31, 2016, respectively. In the Successor period, accrued pension benefit costs and accrued other post employment benefit costs are included in the line item, pension and other post employment benefits - noncurrent in the Consolidated Balance Sheets. See Note 1 for discussion of reclassification adjustments. No other components of other noncurrent obligations were more than 5 percent of total liabilities.

Related Parties
Transactions with DowDuPont
DowDuPont relies on distributions and other intercompany transfers from DuPont and Dow to fund payment of its costs and expenses. In November 2017, DowDuPont’s Board of Directors declared a fourth quarter dividend per share of DowDuPont common stock payable on December 15, 2017 and authorized an initial $4,000 million share repurchase program to buy back shares of DowDuPont common stock. In the fourth quarter of 2017, DuPont declared and paid distributions in cash and in-kind to DowDuPont of $829 million, primarily to fund a portion of DowDuPont’s fourth quarter share repurchases and dividend payment.

In addition, at December 31, 2017, DuPont had a payable to DowDuPont of $354 million, included in accounts payable in the Consolidated Balance Sheets related to its estimated 2017 tax liability. See Note 7 for additional information.

NOTE 7 - INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. At December 31, 2017, the company had not completed its accounting for the tax effects of The Act; however, as described below, the company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), during the measurement period, income tax effects of the Act may be refined upon obtaining, preparing, or analyzing additional information, and such changes could be material. During the measurement period, provisional amounts may be also be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the company remeasured its U.S. federal deferred income tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, the company is still analyzing certain aspects of The Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the company’s deferred income tax balance was $(2,716) million and was recorded as a benefit to the provision for income taxes on continuing operations.

•
The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. As a result, the company has recorded a provisional amount for the transition tax liability for its foreign subsidiaries of $715 million, recorded as a charge to the provision for income taxes on continuing operations. The company has not yet completed its calculation of the total post-1986 foreign E&P for its foreign subsidiaries as E&P will not be finalized until the Federal income tax return is filed. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets which is a defined term under The Act.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

•
For tax years beginning after December 31, 2017, The Act introduces new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). Due to its complexity and a current lack of guidance as to how to calculate the tax, the company is not yet able to determine a reasonable estimate for the impact of the incremental tax liability. When additional guidance is available, the company will make a policy election on whether the additional liability will be recorded in the period in which it is incurred or recognized for the basis differences that would be expected to reverse in future years.

Geographic Allocation of Income and Provision for Income Taxes	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	Year Ended 2016	Year Ended 2015

(Loss) Income from continuing operations before income taxes
Domestic	$(811)	$409	$1,415	$1,301
Foreign	(775)	1,382	1,308	721
(Loss) Income from continuing operations before income taxes	$(1,586)	$1,791	$2,723	$2,022
Current tax expense (benefit)
Federal	$216	$(563)	$4	$155
State and local	22	(11)	9	2
Foreign	187	282	539	420
Total current tax expense (benefit)	$425	$(292)	$552	$577
Deferred tax (benefit) expense
Federal	$(2,790)	$476	$22	$135
State and local	(48)	(8)	(29)	4
Foreign	(260)	(27)	96	(141)
Total deferred tax (benefit) expense	$(3,098)	$441	$89	$(2)
(Benefit from) Provision for income taxes on continuing operations	(2,673)	149	641	575
Net Income from continuing operations	$1,087	$1,642	$2,082	$1,447

International pre-tax (loss) earnings from continuing operations was $(775) million, $1,382 million, $1,308 million, and $721 million for the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the years ended December 31, 2016 and 2015, respectively. In connection with the Merger, pre-tax earnings from continuing operations for the period September 1 through December 31, 2017 includes depreciation and amortization associated with the fair value that was allocated to the company’s tangible and intangible assets as well as costs of $1,469 million recognized in cost of goods sold related to the fair value step-up of inventories (See Note 3 and 10 for further information).

The U.S. pre-tax earnings from continuing operations for the period January 1 through August 31, 2017 includes transaction costs associated with the Merger and restructuring and asset related charges (which are mostly incurred in the US). These decreases were partially offset by the gain on the sale of the company's food safety diagnostics business in the first quarter 2017.

The increase in pre-tax earnings from continuing operations from 2015 to 2016 is primarily driven by the gain on the sale of DuPont (Shenzhen) Manufacturing Limited in 2016 in addition to the absence of 2015 restructuring and asset related charges - net.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Reconciliation to U.S. Statutory Rate	Successor	Predecessor
	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	Year Ended 2016	Year Ended 2015

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Equity earning effect	0.9	(0.5)	(0.8)	(0.7)
Lower effective tax rates on international operations - net	(9.5)	(11.4)	(9.2)	(9.7)
Acquisitions, divestitures and ownership restructuring activities [1,2]	15.8	5.2	1.9	(0.2)
U.S. research and development credit	0.4	(0.8)	(0.7)	(1.5)
Exchange gains/losses [3]	(1.8)	(12.9)	1.9	10.2
Impact of U.S. Tax Reform	126.1
Excess tax benefits from stock compensation[4]	0.1	(1.7)
Tax settlements and expiration of statute of limitations[5]	—	(3.8)	(1.1)	(1.5)
Other - net	1.5	(0.8)	(3.5)	(3.2)
Effective tax rate	168.5%	8.3%	23.5%	28.4%

1.	See Notes 3 and 4 for additional information.

2.	Includes a net tax benefit of $261 million related to an internal legal entity restructuring associated with the Intended Business Separations.

3.
Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized. Further information about the company's foreign currency hedging program is included in Note 6 and Note 18 under the heading Foreign Currency Risk.

4.
Reflects the impact of the adoption of Accounting Standards Update ("ASU") 2016-09, which resulted in the recognition of excess tax benefits related to equity compensation in the (benefit from) provision for income taxes on continuing operations. See Note 2 for additional information.

5.	The period January 1 through August 31, 2017 includes a tax benefit of $53 million for accrued interest reversals (recorded in sundry income - net).

Deferred Tax Balances at December 31	2017 (Successor)		2016 (Predecessor)
(In millions)	Assets	Liabilities	Assets	Liabilities
Property	$—	$1,160	$—	$742
Tax loss and credit carryforwards	1,690	—	1,808	—
Accrued employee benefits	1,988	68	4,529	410
Other accruals and reserves	333	39	617	222
Intangibles	284	6,286	210	1,345
Inventory	130	597	163	138
Long-term debt	109	—	—	—
Investments	23	453	126	230
Unrealized exchange gains/losses	—	71	—	346
Other – net	260	121	257	86
Subtotal	$4,817	$8,795	$7,710	$3,519
Valuation allowances	(1,378)	—	(1,308)	—
Total	$3,439	$8,795	$6,402	$3,519
Net Deferred Tax (Liability) Asset	$(5,356)		$2,883

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions)	2017 (Successor)	2016 (Predecessor)
Operating loss carryforwards
Expire within 5 years	$42	$41
Expire after 5 years or indefinite expiration	1,483	1,482
Total operating loss carryforwards	$1,525	$1,523
Tax credit carryforwards
Expire within 5 years	$10	$10
Expire after 5 years or indefinite expiration	155	275
Total tax credit carryforwards	$165	$285
Total Operating Loss and Tax Credit Carryforwards	$1,690	$1,808

Total Gross Unrecognized Tax Benefits	Successor	Predecessor
	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	Year Ended 2016	Year Ended 2015
(In millions)
Total unrecognized tax benefits as of beginning of period	$436	$348	$558	$735
Decreases related to positions taken on items from prior years	(2)	(19)	(41)	(98)
Increases related to positions taken on items from prior years	9	3	32	13
Increases related to positions taken in the current year	19	19	32	32
Settlement of uncertain tax positions with tax authorities	1	(6)	(205)	(58)
Decreases due to expiration of statutes of limitations	(5)	(81)	(30)	(30)
Exchange loss (gain)	1	1	2	(36)
Total unrecognized tax benefits as of end of period	$459	$265	$348	$558
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$76	$188	$253	$386
Total amount of interest and penalties (benefit) recognized in Provision for income taxes on continuing operations	$1	$(27)	$10	$(14)
Total accrual for interest and penalties associated with unrecognized tax benefits	$25	$22	$71	$88

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Tax years that remain subject to examination for the company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at Dec 31,	Earliest Open Year
Jurisdiction
Brazil	2012
Canada	2011
China	2014
Denmark	2003
Germany	2006
India	2001
The Netherlands	2014
Switzerland	2012
United States:
Federal income tax	2012
State and local income tax	2004

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $15,408 million at December 31, 2017, $17,380 million at December 31, 2016 and $16,053 million at December 31, 2015. The Act imposed U.S. tax on all foreign unrepatriated earnings. These undistributed earnings are still subject to certain taxes upon repatriation, primarily foreign withholding taxes. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

DuPont and its subsidiaries are included in DowDuPont's consolidated federal income tax group and consolidated tax return.  Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year will be apportioned among the members of the consolidated group based on each member’s separate taxable income.  DuPont and Dow intend that to the extent Federal and/or State corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax sharing agreement and/or tax matters agreement.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

Upon completion of the Merger, each share of DuPont Common Stock was converted into the right to receive 1.2820 fully paid and non-assessable shares of DowDuPont Common Stock, in addition to cash in lieu of any fractional shares of DowDuPont Common Stock issued and therefore earnings per share of common stock information is not presented for the Successor period.

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the Predecessor periods indicated below:

	Predecessor
(In millions, except share amounts)	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$1,624	$2,072	$1,443
Preferred dividends	(7)	(10)	(10)
Income from continuing operations after income taxes available to DuPont common stockholders	$1,617	$2,062	$1,433

Income from discontinued operations after income taxes available to DuPont common stockholders	117	441	510

Net income available to common stockholders	$1,734	$2,503	$1,943

Denominator:
Weighted-average number of common shares outstanding - Basic	867,888,000	872,560,000	893,992,000
Dilutive effect of the company’s employee compensation plans[1]	4,532,000	4,476,000	5,535,000
Weighted-average number of common shares outstanding - Diluted[1]	872,420,000	877,036,000	899,527,000

1.
Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

	Predecessor
	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Average number of stock options	1,906	4,794,000	4,715,000

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE, NET

	Successor	Predecessor
(In millions)	December 31, 2017	December 31, 2016
Accounts receivable – trade[1]	$3,777	$3,601
Notes receivable – trade[2]	199	206
Other[3]	1,263	1,152
Total accounts and notes receivable - net	$5,239	$4,959

1.
Accounts receivable – trade is net of allowances of $10 million at December 31, 2017 and $287 million at December 31, 2016. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Notes receivable – trade primarily consists of receivables within the agriculture product line for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2017 and 2016, there were no significant past due notes receivable, nor were there any significant impairments related to current loan agreements.

3.
Other includes receivables in relation to fair value of derivative instruments, indemnification assets, value added tax, general sales tax and other taxes. No individual group represents more than ten percent of total receivables.

Accounts and notes receivable are carried at amounts that approximate fair value.

NOTE 10 - INVENTORIES

	Successor	Predecessor
(In millions)	December 31, 2017	December 31, 2016
Finished products	$4,500	$2,961
Semi-finished products	2,769	1,877
Raw materials	371	292
Stores and supplies	447	398
Total	$8,087	$5,528
Adjustment of inventories to a LIFO basis	546	(178)
Total inventories	$8,633	$5,350

As a result of the Merger, a fair value step-up of $3,842 million was recorded for inventories. Of this amount, $1,434 million has been recognized in costs of goods sold within loss from continuing operations for the period September 1, 2017 through December 31, 2017. See Note 3 for additional information regarding the Merger.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

	Successor	Predecessor
(In millions)	December 31, 2017	December 31, 2016
Land and land improvements	$913	$501
Buildings	2,747	4,224
Machinery and equipment	8,104	16,909
Construction in progress	1,114	1,381
Total property, plant and equipment	12,878	23,015
Accumulated depreciation	(443)	(14,164)
Total property, plant and equipment - net	$12,435	$8,851

As a result of the Merger, a fair value step-up of $3,200 million was recorded for property, plant and equipment. See Note 3 for additional information regarding the Merger.

Buildings, machinery and equipment and land improvements are depreciated over useful lives on a straight-line basis ranging from 1 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 1 to 8 years.

	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Depreciation expense	$426	$589	$907	$948

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill for the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the year ended December 31, 2016:

(In millions)
Balance as of December 31, 2015 (Predecessor)	$4,238
Currency Translation Adjustment	(68)
Other Goodwill Adjustments and Acquisitions	(1)
Balance as of December 31, 2016 (Predecessor)	4,169
Currency Translation Adjustment	176
Other Goodwill Adjustments and Acquisitions	198
Balance as of August 31, 2017 (Predecessor)	$4,543

Balance at September 1, 2017 (Successor)	$45,105
Currency Translation Adjustment	(234)
Goodwill Recognized for H&N Acquisition	718
Balance as of December 31, 2017 (Successor)	$45,589

In 2017 and 2016, the company performed impairment tests for goodwill and determined that no goodwill impairments existed.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	Successor			Predecessor
(In millions)	December 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer-related	$9,502	$(186)	$9,316	$1,574	$(586)	$988
Developed technology	4,364	(144)	4,220	1,410	(838)	572
Trademarks/trade names	1,117	(26)	1,091	53	(15)	38
Favorable supply contracts[1]	495	(17)	478
Microbial cell factories[2]	397	(6)	391
Other[3]	459	(10)	449	171	(82)	89
Total other intangible assets with finite lives	16,334	(389)	15,945	3,208	(1,521)	1,687

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development ("IPR&D")	660	—	660	73	—	73
Microbial cell factories[2]				306	—	306
Germplasm[4]	6,265	—	6,265	1,053	—	1,053
Trademarks / trade names	4,856	—	4,856	545	—	545
Total other intangible assets	11,781	—	11,781	1,977	—	1,977
Total	$28,115	$(389)	$27,726	$5,185	$(1,521)	$3,664

1.
Upon closing and pursuant to the terms of the FMC Transaction Agreement, DuPont entered into favorable supply contracts with FMC. DuPont recorded these contracts as intangible assets recognized at the fair value of off-market contracts. Refer to Notes 3 and 4 for additional information.

2.
Microbial cell factories, derived from natural microbes, are used to sustainably produce enzymes, peptides and chemicals using natural metabolic processes. The company recognized the microbial cell factories as intangible assets upon the acquisition of Danisco. As a result of the valuation as part of the Merger, it was determined that this intangible asset now has a definite life and therefore it has been moved from indefinite-lived to definite-lived as of September 1, 2017.

3.	Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

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

In connection with the Merger, the company recorded $27,221 million of intangible assets, as shown in the table below, representing the preliminary fair values at the Merger date. See Note 3 for additional information regarding the Merger.

Intangible Assets	Gross Carrying Amount	Weighted-average Amortization Period (years)
(In millions)
Intangible assets with finite lives:
Customer-related	$9,264	17
Developed technology	4,239	12
Trademarks/trade names	1,080	15
Microbial cell factories	400	23
Other	453	17
Total other intangible assets with finite lives	$15,436
Intangible assets with indefinite lives:
IPR&D	$660
Germplasm	6,263
Trademarks/trade names	4,862
Total intangible assets	$27,221

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $389 million for the period September 1 through December 31, 2017 and $139 million for the period January 1 through August 31, 2017. The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $319 million and $362 million for 2016 and 2015, respectively.

Total estimated amortization expense for the next five fiscal years is as follows:

(In millions)
2018	$1,266
2019	$1,254
2020	$1,244
2021	$1,228
2022	$1,221

NOTE 13 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize the company's short-term borrowings and capital lease obligations and long-term debt:

Short-term borrowings and capital lease obligations	Successor	Predecessor
(In millions)	December 31, 2017	December 31, 2016
Commercial paper	$1,436	$386
Other loans - various currencies	28	39
Long-term debt payable within one year	1,315	4
Total short-term borrowings and capital lease obligations	$2,779	$429

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, was determined using Level 2 inputs within the fair value hierarchy, as described in Note 1 and Note 19. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings and capital lease obligations was $2,780 million and $430 million at December 31, 2017 and 2016, respectively.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2017 and 2016 was 1.8 percent and 2.2 percent, respectively. The decrease in the interest rate for 2017 was primarily due to lower effective interest on long-term debt payable within one year.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Long Term Debt	Successor[1]		Predecessor
	December 31, 2017		December 31, 2016
(In millions)	Amount	Weighted Average Rate	Amount
Promissory notes and debentures:
Final maturity 2018	$1,280	1.59%	$1,290
Final maturity 2019	521	2.23%	500
Final maturity 2020	3,070	1.79%	999
Final maturity 2021	1,580	2.07%	1,498
Final maturity 2023 and thereafter	3,492	3.32%	3,188
Other facilities:
Term loan due 2019	1,500	2.35%	500
Other loans	18	4.32%	22
Foreign currency loans, various rates and maturities	30	2.85%	29
Medium-term notes, varying maturities through 2043	110	1.22%	111
Capital lease obligations	5		9
Less: Unamortized debt discount and issuance costs	—		35
Less: Long-term debt due within one year	1,315		4
Total	$10,291		$8,107

1.	The Successor period includes the reflection of debt at fair value at the date of the Merger. See Note 3 for additional information regarding the Merger.

Principal payments of long-term debt for the next five years are as follows:

Maturities of Long-Term Debt For Next Five Years[1]
(In millions)
2018	$1,286
2019	$2,005
2020	$3,005
2021	$1,505
2022	$2

1.	Excludes unamortized debt step-up premium.

The estimated fair value of the company's long-term borrowings, was determined using Level 2 inputs within the fair value hierarchy, as described in Note 1 and Note 19. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings, not including long-term debt due within one year, was $10,250 million and $8,460 million at December 31, 2017 and 2016, respectively.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at December 31, 2017 (Successor)
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	March 2016	$3,000	$2,950	May 2019	Floating Rate
Term Loan Facility	March 2016	4,500	3,000	March 2019	Floating Rate
Total Committed and Available Credit Facilities		$7,500	$5,950

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Debt Offering
In May 2017, the company completed an underwritten public offering of $1,250 million of the company's 2.20 percent Notes due 2020 and $750 million of the company's Floating Rate Notes due 2020 (the "May 2017 Debt Offering"). The proceeds of this offering were used to make a discretionary pension contribution to the company's principal U.S. pension plan. See Note 16 for further discussion regarding this contribution.

Term Loan Facility
In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4,500 million (the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The facility was amended in 2017 to extend the date on which the commitment to lend terminates to July 27, 2018. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and funding a portion of DowDuPont's costs and expenses. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. As of December 31, 2017, the company had made three term loan borrowings in an aggregate principal amount of $1,500 million and had unused commitments of $3,000 million under the Term Loan Facility.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $731 million at December 31, 2017. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were $177 million at December 31, 2017. These letters of credit support commitments made in the ordinary course of business.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of December 31, 2017, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At December 31, 2017 and December 31, 2016, the company had directly guaranteed $297 million and $388 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 23 percent of the $89 million of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at December 31, 2017.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The following tables provide a summary of the final expiration and maximum future payments for each type of guarantee:

Guarantees at December 31, 2017 (Successor)	Final Expiration	Maximum Future Payments
(In millions)
Obligations for customers and suppliers[1]:
Bank borrowings	2022	$89
Obligations for non-consolidated affiliates[2]:
Bank borrowings	2018	161
Obligations for Chemours[3]:
Chemours' purchase obligations	2018	10
Residual value guarantees[4]	2029	37
Total guarantees		$297

1.	Existing guarantees for customers and suppliers, as part of contractual agreements.

2.	Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

3.	Guarantee for Chemours' raw material purchase obligations under agreement with third party supplier.

4.
The company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

Operating Leases
The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $264 million, $190 million, $137 million, $104 million and $81 million for the years 2018, 2019, 2020, 2021 and 2022, respectively, and $268 million for subsequent years and are not reduced by non-cancelable minimum sublease rentals due in the future in the amount of $3 million. Net rental expense under operating leases was $105 million, $179 million, $242 million and $266 million for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017, and for the years ended December 31, 2016 and 2015, respectively.

Litigation
The company is subject to various legal proceedings arising out of the normal course of its current and former business operations, including product liability, intellectual property, commercial, environmental and antitrust lawsuits. It is not possible to predict the outcome of these various proceedings. Although considerable uncertainty exists, management does not anticipate that the ultimate disposition of these matters will have a material adverse effect on the company's results of operations, consolidated financial position or liquidity.  However, the ultimate liabilities could be material to results of operations in the period recognized.

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works' plant in West Virginia. Pursuant to the Separation Agreement discussed in Note 4, the company is indemnified by Chemours for the PFOA matters discussed below and has recorded a total indemnification asset of $15 million.

U.S. Environmental Protection Agency (“EPA") and New Jersey department of Environmental Protection (“NJDEP”)
DuPont is obligated under agreements with EPA, including a 2009 consent decree to which Chemours was added in 2017, and has made voluntary commitments to NJDEP. These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA. At December 31, 2017, the company had an accrual of $15 million related to these obligations and voluntary commitments. The company recorded an indemnification asset corresponding to the accrual balance at December 31, 2017.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Leach v. DuPont
In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. A settlement was reached in 2004 that binds approximately 80,000 residents, (the "Leach Settlement".) In addition to paying $23 million to plaintiff’s attorneys for fees and expenses and $70 million to fund a community health project, the company is obligated to fund up to $235 million for a medical monitoring program for eligible class members and to pay administrative costs and fees associated with the program. In January 2012, the company put $1 million into an escrow account to fund medical monitoring as required by the settlement agreement. As of December 31, 2017, less than $1 million has been disbursed from the account. The company also must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association, and private well users. While it is probable that the company will incur liabilities related to funding the medical monitoring program and providing water treatment, the company does not expect any such liabilities to be material.

Under the Leach Settlement, the company funded a series of health studies which were completed in October 2012 by an independent science panel of experts (the "C8 Science Panel".) The C8 Science Panel found probable links, as defined in the Leach Settlement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol.

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

In the first quarter of 2017, the MDL was settled for $670.7 million in cash (the "MDL Settlement"), half of which was to be paid by Chemours and half paid by DuPont. At December 31, 2017, all payments under the settlement agreement have been made by both companies. DuPont’s payment is not subject to indemnification or reimbursement by Chemours.  In exchange for that payment, DuPont and Chemours receive releases of all claims by the settling plaintiffs. The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours. All of the MDL plaintiffs participated and resolved their claims within the MDL Settlement.

New Items
At December 31, 2017, five lawsuits had been filed against the company in West Virginia and four in Ohio alleging personal injury from exposure to PFOA in drinking water.

In addition, three lawsuits are pending in federal court in New York on behalf of five individuals who are residents of Hoosick Falls, New York. The plaintiffs claim personal injuries, including kidney cancer, thyroid disease and ulcerative colitis, from alleged exposure to PFOA discharged into the air and water from nearby manufacturing facilities owned and operated by defendant third parties. Plaintiffs claim that PFOA used at the facilities was purchased from or manufactured by the company and co-defendant, 3M Company. An action is pending in Alabama state court filed by a municipal water utility. The plaintiff alleges contamination from wastewater from defendant carpet manufacturers’ operations using perfluorinated chemicals and compounds, including PFOA, (“PFCs”). Plaintiff alleges that the PFCs used in defendant manufacturers’ operations were supplied by the company and co-defendant 3M Company.

While it is reasonably possible that the company could incur liabilities related to these actions, it does not expect any such liabilities would be material. Chemours is defending and indemnifying the company in these matters in accordance with the amendment to the Separation Agreement discussed below.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Amendment to Separation Agreement
Concurrent with the MDL Settlement, DuPont and Chemours amended the Separation Agreement to provide for a limited sharing of potential future PFOA liabilities (i.e., indemnifiable losses, as defined in the Separation Agreement) for a period of five years beginning July 6, 2017. During that five-year period, Chemours will annually pay future PFOA liabilities up to $25 million and, if such amount is exceeded, DuPont would pay any excess amount up to the next $25 million (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess liabilities. After the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Separation Agreement will continue unchanged.  There have been no charges incurred by DuPont under this arrangement through December 31, 2017. Chemours has also agreed that it will not contest its liability to DuPont under the Separation Agreement for PFOA liabilities on the basis of ostensible defenses generally applicable to the indemnification provisions under the Separation Agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Separation Agreement.

It is possible that new lawsuits could be filed against DuPont related to PFOA that may not be within the scope of the MDL Settlement. Any such new litigation would be subject to indemnification by Chemours under the Separation Agreement, as amended.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, the company introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility. The facility is now owned and operated by Chemours which continues to manufacture and use GenX. Chemours is responding to ongoing inquiries and investigations from federal, state and local investigators, regulators and other governmental authorities as well as inquiries from the media and local community stakeholders. These inquiries and investigations involve the discharge of GenX and certain similar compounds from the Chemours’ facility at Fayetteville Works into the Cape Fear River in Bladen County, North Carolina.

In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served the company with a subpoena for testimony and the production of documents to a grand jury. In the fourth quarter 2017, DuPont was served with additional subpoenas relating to the same issue. The subpoenas seek documents and testimony related to alleged discharges of PFOA and/or GenX from the Fayetteville Works facility into the Cape Fear River. It is possible that these ongoing inquiries and investigations, including the grand jury subpoena, could result in penalties or sanctions, or that additional litigation will be instituted against Chemours and/or the company.

At December 31, 2017, several actions, filed on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River, are pending in federal court against Chemours, the company and one also names DowDuPont. These actions relate to the alleged discharge of certain perflourinated chemicals into the river from the operations and wastewater treatment at the Fayetteville Works facility. The three purported class actions, filed in the fourth quarter 2017 and now consolidated into a single purported class action, seek various relief including medical monitoring, property damages and injunctive relief. Separate actions pending at December 31, 2017 were filed by the Cape Fear Public Utility Authority and Brunswick County, NC seeking actual and punitive damages as well as injunctive relief. These actions have since been consolidated and two additional North Carolina water authorities have joined the action. Management believes the probability of loss with respect to these actions is remote.

The company has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At December 31, 2017, Chemours is defending and indemnifying the company in the pending civil actions.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2017, the company had accrued obligations of $433 million for probable environmental remediation and restoration costs, including $67 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $920 million above the amount accrued at December 31, 2017. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2016, the company had accrued obligations of $457 million for probable environmental remediation and restoration costs, including $50 million for the remediation of Superfund sites.

Pursuant to the DuPont and Chemours Separation Agreement, the company is indemnified by Chemours for certain environmental matters, included in the liability of $433 million, that have an estimated liability of $242 million as of December 31, 2017, and a potential exposure that ranges up to approximately $430 million above the amount accrued. As such, the company has recorded an indemnification asset of $242 million corresponding to the company’s accrual balance related to these matters at December 31, 2017, including $47 million related to the Superfund sites.

NOTE 15 - STOCKHOLDERS' EQUITY

Share Repurchase Program
2015 Share Buyback Plan
In the first quarter 2015, DuPont announced its intention to buy back shares of about $4,000 million using the distribution proceeds received from Chemours. In connection with the completion of the spin-off of Chemours, the Board of Directors authorized the use of the distribution proceeds to buy back shares of the company's common stock as follows: $2,000 million to be purchased and retired by December 31, 2015, which was completed during 2015, with the remainder to be purchased and retired by December 31, 2016. There were no share repurchases under this plan in the first and second quarters of 2016. The company had limited opportunity to repurchase shares in 2016, primarily due to the planned merger with Dow. However, during the second half of 2016, the company purchased and retired 13.2 million shares in the open market for a total cost of $916 million.  As of December 31, 2016, in aggregate, the company paid $2,916 million and received and retired 48.2 million shares. The authorization under this buyback program expired as of January 1, 2017.

2014 Share Buyback Plan
In January 2014, the company's Board of Directors authorized a $5,000 million share buyback plan that replaced the 2011 plan. During 2015, the company repurchased and retired 4.6 million shares in the open market for a total cost of $353 million. There were no share repurchases under this plan during 2016 and 2017. The authorization under this buyback program expired upon Merger. As of August 31, 2017, in aggregate, the company purchased 34.7 million shares at a total cost of $2,353 million under the plan.

Treasury Stock
Immediately prior to the closing of the Merger Transaction, all 87 million shares of DuPont common stock that were held in treasury were automatically canceled and retired for no consideration. Common stock held in treasury was recorded at cost. When retired, the excess of the cost of treasury stock over its par value was allocated between retained earnings ($5,657 million) and additional paid-in capital ($1,044 million).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2017, 2016 and 2015:

Shares of common stock	Issued	Held In Treasury
Balance January 1, 2015 (Predecessor)	992,020,000	(87,041,000)
Issued	5,932,000	—
Repurchased	—	(39,564,000)
Retired	(39,564,000)	39,564,000
Balance December 31, 2015 (Predecessor)	958,388,000	(87,041,000)
Issued	4,808,000	—
Repurchased	—	(13,152,000)
Retired	(13,152,000)	13,152,000
Balance December 31, 2016 (Predecessor)	950,044,000	(87,041,000)
Issued	5,335,000	—
Retired	(87,041,000)	87,041,000
Balance August 31, 2017 (Predecessor)	868,338,000	—

Balance September 1 and December 31, 2017 (Successor)[1]	100	—

1.	All of the company's issued and outstanding common stock at September 1, 2017 is held by the DowDuPont Inc.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans[2]	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2015
Balance January 1, 2015 (Predecessor)	$(919)	$(6)	$(7,895)	$262	$2	$(8,556)
Other comprehensive (loss) income before reclassifications	(1,605)	(25)	39	3	(17)	(1,605)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	535	(243)	(2)	297
Net other comprehensive (loss) income	(1,605)	(18)	574	(240)	(19)	(1,308)
Spin-off of Chemours	$191	$—	$278	$—	$(1)	$468
Balance December 31, 2015 (Predecessor)	$(2,333)	$(24)	$(7,043)	$22	$(18)	$(9,396)
2016
Other comprehensive (loss) income before reclassifications	(510)	20	(271)	(81)	(8)	(850)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	594	(298)	28	335
Net other comprehensive (loss) income	(510)	31	323	(379)	20	(515)
Balance December 31, 2016 (Predecessor)	$(2,843)	$7	$(6,720)	$(357)	$2	$(9,911)
2017
Other comprehensive income (loss) before reclassifications	1,042	3	(78)	—	1	968
Amounts reclassified from accumulated other comprehensive income (loss)	—	(13)	325	10	(1)	321
Net other comprehensive income (loss)	1,042	(10)	247	10	—	1,289
Balance August 31, 2017 (Predecessor)	$(1,801)	$(3)	$(6,473)	$(347)	$2	$(8,622)

Balance September 1, 2017 (Successor)[3]	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(454)	(2)	128	(53)	—	(381)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—	—
Net other comprehensive (loss) income	(454)	(2)	128	(53)	—	(381)
Balance December 31, 2017 (Successor)	$(454)	$(2)	$128	$(53)	$—	$(381)

1.
The cumulative translation adjustment loss for the period September 1 through December 31, 2017 is primarily driven by the strengthening of the U.S dollar (USD) against the European Euro (EUR) and the Brazilian real (BRL). The cumulative translation adjustment gain for the period January 1 through August 31, 2017 is primarily driven by the weakening of the USD against the EUR. The currency translation loss for the year ended December 31, 2016 is primarily driven by the strengthening of the USD against the EUR partially offset by the weakening of the USD against the BRL. The currency translation loss for the year ended December 31, 2015 is driven by the strengthening USD against primarily the EUR and BRL.

2.
The Pension Benefit Plans loss recognized in other comprehensive (loss) income during the year ended December 31, 2016 includes the impact of the remeasurement of the principal U.S. pension plan as of June 30, 2016. See Note 16 for additional information.

3.
In connection with the Merger, balances in accumulated other comprehensive loss at Merger Effectiveness Time were eliminated as a result of reflecting the balance sheet at fair value as of the date of the Merger. See Note 3 and 16 for further information regarding the Merger and pension and OPEB plans, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) were as follows:

	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Derivative instruments	$1	$6	$(19)	$7
Pension benefit plans - net	(37)	(145)	(163)	(317)
Other benefit plans - net	15	(5)	194	135
(Provision for) benefit from income taxes related to other comprehensive income (loss) items	$(21)	$(144)	$12	$(175)

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

	Successor	Predecessor			Income Classification
(In millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Derivative Instruments:	$—	$(21)	$18	$12	(1)
Tax expense (benefit)	—	8	(7)	(5)	(2)
After-tax	$—	$(13)	$11	$7
Amortization of pension benefit plans:
Prior service benefit	—	(3)	(6)	(9)	(3)
Actuarial losses	—	506	822	768	(3)
Curtailment gain (loss)	—	—	40	(6)	(3)
Settlement loss	—	—	62	76	(3)
Total before tax	$—	$503	$918	$829
Tax benefit	—	(178)	(324)	(294)	(2)
After-tax	$—	$325	$594	$535
Amortization of other benefit plans:
Prior service benefit	—	(46)	(134)	(182)	(3)
Actuarial losses	—	61	78	78	(3)
Curtailment gain	—	—	(392)	(274)	(3)
Total before tax	$—	$15	$(448)	$(378)
Tax (benefit) expense	—	(5)	150	135	(2)
After-tax	$—	$10	$(298)	$(243)
Net realized (losses) gains on investments, before tax:	—	(1)	28	(2)	(4)
Tax expense	—	—	—	—	(2)
After-tax	$—	$(1)	$28	$(2)
Total reclassifications for the period, after-tax	$—	$321	$335	$297

1.	Cost of goods sold.

2.	Provision for income taxes from continuing operations.

3.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the company's pension and other benefit plans. See Note 16 for additional information.

4.	Sundry income - net.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The tax benefit (expense) recorded in Stockholders' Equity was $33 million and $(138) million for the years ended December 31, 2016 and 2015, respectively. Included in these amounts were tax benefits of $21 million and $37 million for the years ended December 31, 2016 and 2015, respectively, associated with stock compensation programs. The remainder consists of amounts recorded within other comprehensive loss as shown in the table above.

NOTE 16 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The company offers various long-term benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

As a result of the Merger, the company re-measured its pension and OPEB plans. The remeasurement of the company’s pension and OPEB plans are included in the fair value measurement of DuPont’s assets and liabilities as a result of the application of purchase accounting in connection with the Merger. In addition, net losses and prior service benefits recognized in accumulated other comprehensive loss were eliminated. Dow and DuPont did not merge their pension plans and other post employment benefit plans as a result of the Merger. See Note 3 for details on the Merger.

Defined Benefit Pension Plans
The company has both funded and unfunded noncontributory defined benefit pension plans covering a majority of the U.S. employees and a number of other countries. The principal U.S. pension plan is the largest pension plan held by DuPont. Most employees hired on or after January 1, 2007 are not eligible to participate in the U.S. defined benefit pension plans. The benefits under these plans are based primarily on years of service and employees' pay near retirement. In November 2016, the company announced that it will freeze the pay and service amounts used to calculate pension benefits for active employees who participate in the U.S. pension plans on November 30, 2018. Therefore, as of November 30, 2018, active employees participating in the U.S. pension plans will not accrue additional benefits for future service and eligible compensation received. These changes resulted in a $527 million decline in the projected benefit obligation, which is reflected in actuarial loss (gain) in the change in projected benefit obligations table on page F-60, and recognition of a $25 million pre-tax curtailment gain during the fourth quarter of 2016. The decline in the projected benefit obligation is primarily due to the decrease in expected future compensation.

The company's funding policy is consistent with the funding requirements of federal laws and regulations. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded. The company did not make any contributions to its principal U.S. pension plan for the period September 1 through December 31, 2017. During the period January 1 through August 31, 2017, the company made total contributions of $2,900 million to its principal U.S. pension plan funded through the May 2017 Debt Offering; short-term borrowings, including commercial paper issuance; and cash flow from operations. See Note 13 for further discussion related to the May 2017 Debt Offering. The company contributed $230 million to the principal U.S. pension plan in 2016. No contributions were made to its principal U.S. pension plan in 2015. The company does not expect to make cash contributions to this plan in 2018.

The company made total contributions of $34 million, $67 million, $121 million and $164 million to its funded pension plans other than the principal U.S. pension plan for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017 and the years ended December 31, 2016 and 2015, respectively. Additionally, the company made total contributions of $34 million, $57 million, $184 million and $144 million to its remaining plans with no plan assets for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017 and the years ended December 31, 2016 and 2015, respectively. DuPont expects to contribute approximately $200 million to its funded pension plans other than the principal U.S. pension plan and its remaining plans with no plan assets in 2018.

The company’s remeasurement of its pension plans at the Merger Effectiveness Time resulted in an increase in the underfunded status of $560 million. In connection with the remeasurement, the company updated the weighted average discount rate to 3.42 percent at August 31, 2017 from 3.80 percent as of December 31, 2016.

The workforce reductions in 2016 related to a 2016 global cost savings and restructuring plan triggered curtailments for certain of the company's pension plans, including the principal U.S. pension plan. For the principal U.S. pension plan, the company recorded curtailment losses of $63 million during the year ended December 31, 2016. The curtailment losses were driven by the changes in the benefit obligation based on the demographics of the terminated positions partially offset by accelerated recognition of a portion of the prior service benefit.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

In the fourth quarter 2016, about $550 million of lump-sum payments were made from the principal U.S. pension plan trust fund to a group of separated, vested plan participants who were extended a limited-time opportunity and voluntarily elected to receive their pension benefits in a single lump-sum payment. In the fourth quarter 2017, about $140 million of lump-sum payments were made from the principal U.S. pension plan trust fund under a similar program. Since the company recognizes pension settlements only when the lump-sum payments exceed the sum of the plan's service and interest cost components of net periodic pension cost for the year, these lump-sum payments did not result in the recognition of a pension settlement charge.

The weighted-average assumptions used to determine pension plan obligations for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	Successor	Predecessor
	December 31, 2017	December 31, 2016
Discount rate	3.37%	3.80%
Rate of increase in future compensation levels [1]	4.04%	3.80%

1.	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant's entire career at the company.

The weighted-average assumptions used to determine net periodic benefit costs for all pension plans are summarized in the two tables below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	Successor	Predecessor
	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Discount rate	3.42%	3.80%	3.77%	3.93%
Rate of increase in future compensation levels	3.80%	3.80%	3.96%	4.01%
Expected long-term rate of return on plan assets	6.24%	7.66%	7.74%	8.10%

The weighted-average assumptions used to determine net periodic benefit costs for U.S. plans are summarized in the table below:

Weighted- Average Assumptions used to Determine Net Periodic Benefit Cost	Successor	Predecessor
	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Discount rate	3.73%	4.16%	4.04%	4.29%
Rate of increase in future compensation levels	3.95%	3.95%	4.15%	4.20%
Expected long-term rate of return on plan assets	6.25%	8.00%	8.00%	8.50%

Other Post Employment Benefits
The company provides medical, dental and life insurance benefits to certain pensioners and survivors. The associated plans for retiree benefits are unfunded and the cost of the approved claims is paid from company funds. Essentially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. benefit plans. The non-Medicare eligible retiree medical plan is contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target for sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to DuPont's portion of the retiree medical cost coverage. For Medicare eligible pensioners and survivors, DuPont provides a company-funded Health Reimbursement Arrangement (HRA). In November 2016, the company announced that eligible employees who will be under the age of 50 as of November 30, 2018 will not receive post-retirement medical, dental and life insurance benefits. As a result of these changes, the company recognized a pre-tax curtailment gain of $357 million during the fourth quarter of 2016. Beginning January 1, 2015, eligible employees who retire on and after that date will receive the same life insurance benefit payment, regardless of employee's age or pay. The majority of U.S. employees hired on or after January 1, 2007 are not eligible to participate in the post-retirement medical, dental and life insurance plans.

The company also provides disability benefits to employees. Employee disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured. Obligations and expenses for self-insured plans are reflected in the change in projected benefit obligations table on page F-60.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The company’s remeasurement of its OPEB plans at the Merger Effectiveness Time resulted in an increase in the benefit obligation of $41 million. In connection with the remeasurement, the company lowered the weighted average discount rate to 3.62 percent as of August 31, 2017 from 4.03 percent as of December 31, 2016.

As a result of the workforce reductions related to a 2016 global cost savings and restructuring plan, a curtailment was triggered for the company's other post employment benefit plans. The company recorded curtailment gains of $35 million during the year ended December 31, 2016. The curtailment gains were driven by accelerated recognition of a portion of the prior service benefit partially offset by the change in the benefit obligation based on the demographics of the terminated positions.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $59 million, $166 million, $218 million, and $237 million for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017 and for the years ended December 31, 2016 and 2015, respectively. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles. In 2018, the company expects to contribute about $250 million for its OPEB plans.

The weighted-average assumptions used to determine benefit obligations for OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	Successor	Predecessor
	December 31, 2017	December 31, 2016
Discount rate	3.56%	4.03%

The weighted-average assumptions used to determine net periodic benefit costs for the OPEB plans are summarized in the two tables below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	Successor	Predecessor
	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Discount rate	3.62%	4.03%	3.87%	4.13%

Assumed Health Care Cost Trend Rates	Successor	Predecessor
	December 31, 2017	December 31, 2016
Health care cost trend rate assumed for next year	6.40%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate health care trend rate)	5.00%	5.00%
Year that the rate reached the ultimate health care cost trend rate	2023	2023

Assumed health care cost trend rates have a modest effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have an immaterial impact on service and interest cost and the postretirement benefit obligation.

Assumptions
Within the U.S., the company determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The company's historical experience with the pension fund asset performance is also considered. For non-U.S. plans, assumptions reflect economic assumptions applicable to each country.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Effective 2016, DuPont elected to adopt a spot rate approach to determine the discount rate utilized to measure the service cost and interest cost components of net periodic pension and other post employment benefit costs for its U.S. plans. Under the spot rate approach, the company calculates service costs and interest costs by applying individual spot rates from a yield curve (based on high-quality corporate bond yields) to the separate expected cash flows components of service cost and interest cost. Service cost and interest cost for all other plans are determined on the basis of the single equivalent discount rates derived in determining those plan obligations. The company changed to the new method to provide a more precise measure of interest and service costs for certain plans by improving the correlation between projected benefit cash flows and the discrete spot yield curves. The company has accounted for this change as a change in accounting estimate and it was applied prospectively starting in 2016. For non-U.S. benefit plans, the company utilizes prevailing long-term high quality corporate bond indices to determine the discount rate applicable to each country at the measurement date.

The discount rates utilized to measure the pension and other post employment obligations are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows are individually discounted at the spot rates under Aon Hewitt AA_Above Median yield curve (based on high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. For non-U.S. benefit plans, the company utilizes prevailing long-term high quality corporate bond indices to determine the discount rate applicable to each country at the measurement date.

In October 2014, the U.S. Society of Actuaries ("SOA") released final reports of new mortality tables and a mortality improvement scale for measurement of retirement program obligations in the U.S. The SOA publishes updated mortality improvement scales on an annual basis. The company has adopted the 2016 and 2017 SOA mortality improvement scale in measuring its U.S. pension and other postretirement obligations for the years ended December 31, 2016 and 2017, respectively. The effect of these adoptions is amortized into net periodic benefit cost for the years following the adoption.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Summarized information on the company's pension and other post employment benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status
	Defined Benefit Pension Plans			Other Post Employment Benefits
	Successor	Predecessor		Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017 [1]	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Period September 1 through December 31, 2017 [1]	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Change in benefit obligations:
Benefit obligation at beginning of the period	$26,036	$24,831	$26,094	$2,772	$2,829	$2,758
Service cost	49	92	174	3	6	11
Interest cost	247	524	800	26	60	87
Plan participants' contributions	6	8	18	12	26	36
Actuarial (gain) loss	(23)	—	460	68	—	153
Benefits paid[2]	(730)	(1,118)	(2,374)	(71)	(192)	(254)
Plan amendments	—	—	—	—	—	(28)
Net effects of acquisitions / divestitures / other	22	—	7	—	—	65
Effect of foreign exchange rates	(57)	429	(348)	—	2	1
Benefit obligations at end of the period	$25,550	$24,766	$24,831	$2,810	$2,731	$2,829

Change in plan assets:
Fair value of plan assets at beginning of the period	$20,395	$16,656	$17,497	$—	$—	$—
Actual return on plan assets	549	846	1,219	—	—	—
Employer contributions	68	3,024	535	59	166	218
Plan participants' contributions	6	8	18	12	26	36
Benefits paid[2]	(730)	(1,118)	(2,374)	(71)	(192)	(254)
Net effects of acquisitions / divestitures / other	29	—	—	—	—	—
Effect of foreign exchange rates	(33)	269	(239)	—	—	—
Fair value of plan assets at end of the period	$20,284	$19,685	$16,656	$—	$—	$—
Funded status
U.S. plan with plan assets	$(3,628)	$(3,277)	$(6,391)	$—	$—	$—
Non-U.S. plans with plan assets	(447)	(609)	(674)	—	—	—
All other plans [3,4]	(1,191)	(1,187)	(1,102)	(2,810)	(2,731)	(2,829)
Plans of discontinued operations	—	(8)	(8)	—	—	—
Funded status at end of the period	$(5,266)	$(5,081)	$(8,175)	$(2,810)	$(2,731)	$(2,829)

1.	The benefit obligation and the fair value of plan assets at the beginning of the period September 1 through December 31, 2017, reflects the remeasurement of the plans at the Merger Effectiveness Time.

2.
In the fourth quarter of 2016, about $550 million of lump-sum payments were made from the principal U.S. pension plan trust fund to a group of separated, vested plan participants who were extended a limited-time opportunity and voluntarily elected to receive their pension benefits in a single lump-sum payment. In the fourth quarter of 2017, about $140 million of lump-sum payments were made from the principal U.S. pension plan trust fund under a similar program.

3.	As of December 31, 2017, $389 million of the benefit obligations are supported by funding under the Trust agreement, defined in the "Trust Assets" section below.

4.	Includes pension plans maintained around the world where funding is not customary.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

	Defined Benefit Pension Plans		Other Post Employment Benefits
(In millions)	Successor	Predecessor	Successor	Predecessor
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Amounts recognized in the Consolidated Balance Sheets:
Other Assets	$47	$3	$—	$—
Accrued and other current liabilities	(86)	(78)	(250)	(275)
Liabilities held for sale - current	—	(8)	—	—
Pension and other post employment benefits - noncurrent [1]	(5,227)		(2,560)
Other noncurrent obligations [1]	—	(8,092)	—	(2,554)
Net amount recognized	$(5,266)	$(8,175)	$(2,810)	$(2,829)

Pretax amounts recognized in accumulated other comprehensive (income) loss:
Net (gain) loss	$(165)	$10,280	$68	$830
Prior service benefit	—	(17)	—	(281)
Pretax balance in accumulated other comprehensive (income) loss at end of year	$(165)	$10,263	$68	$549

1.
In the Successor Period, non-current pension and OPEB liabilities are included within pension and other post employment benefits - noncurrent in the Consolidated Balance Sheets.  In the Predecessor period, these liabilities are included within other noncurrent obligations.

The accumulated benefit obligation for all pensions plans was $25.1 billion and $24.3 billion at December 31, 2017 and 2016, respectively.

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	Successor	Predecessor
(In millions)	December 31, 2017	December 31, 2016
Projected benefit obligations	$25,254	$24,779
Accumulated benefit obligations	24,864	24,297
Fair value of plan assets	19,941	16,601

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	Successor	Predecessor
(In millions)	December 31, 2017	December 31, 2016
Projected benefit obligations	$24,625	$23,946
Accumulated benefit obligations	24,315	23,591
Fair value of plan assets	19,335	15,838

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

	Defined Benefit Pension Plans				Other Post Employment Benefits
(In millions)	Successor	Predecessor			Successor	Predecessor
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive loss	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net Periodic Benefit Cost:
Service cost	$49	$92	$174	$232	$3	$6	$11	$15
Interest cost	247	524	800	1,084	26	60	87	112
Expected return on plan assets	(407)	(824)	(1,320)	(1,554)	—	—	—	—
Amortization of unrecognized loss	—	506	822	768	—	61	78	78
Amortization of prior service benefit	—	(3)	(6)	(9)	—	(46)	(134)	(182)
Curtailment loss (gain)	—	—	40	(6)	—	—	(392)	(274)
Settlement loss	—	—	62	76	—	—	—	—
Net periodic (credit) benefit cost - Total	$(111)	$295	$572	$591	$29	$81	$(350)	$(251)
Less: Discontinued operations	1	3	—	—	—	—	—	(272)
Net periodic (credit) benefit cost - Continuing operations	$(112)	$292	$572	$591	$29	$81	$(350)	$21
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$(165)	$(22)	$570	$57	$68	$—	$153	$(4)
Amortization of unrecognized loss	—	(506)	(822)	(768)	—	(61)	(78)	(78)
Prior service benefit	—	—	—	—	—	—	(28)	—
Amortization of prior service benefit	—	3	6	9	—	46	134	182
Curtailment (loss) gain	—	—	(40)	6	—	—	392	274
Settlement loss	—	—	(62)	(76)	—	—	—	—
Effect of foreign exchange rates	—	133	(138)	(119)	—	—	—	1
Spin-off of Chemours	—	—	—	(382)	—	—	—	—
Total (benefit) loss recognized in other comprehensive loss, attributable to DuPont	$(165)	$(392)	$(486)	$(1,273)	$68	$(15)	$573	$375
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(276)	$(97)	$86	$(682)	$97	$66	$223	$124

The estimated pretax net gain for the defined benefit pensions plans that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost during 2018 is $1 million.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2017 (Successor)	Defined Benefit Pension Plans	Other Post Employment Benefits
(In millions)
2018	$1,636	$250
2019	1,614	243
2020	1,600	236
2021	1,587	227
2022	1,568	218
Years 2023-2027	7,533	906
Total	15,538	2,080

Plan Assets
All pension plan assets in the U.S. are invested through a single master trust fund. The strategic asset allocation for this trust fund is approved by management. The general principles guiding U.S. pension asset investment policies are those embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging DuPont's investment responsibilities for the exclusive benefit of plan participants and in accordance with the "prudent expert" standard and other ERISA rules and regulations. DuPont establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset liability studies are utilized in this process. U.S. plan assets and a portion of non-U.S. plan assets are managed by investment professionals employed by DuPont. The remaining assets are managed by professional investment firms unrelated to the company. DuPont's pension investment professionals have discretion to manage the assets within established asset allocation ranges approved by management of the company. Additionally, pension trust funds are permitted to enter into certain contractual arrangements generally described as "derivatives". Derivatives are primarily used to reduce specific market risks, hedge currency and adjust portfolio duration and asset allocation in a cost-effective manner.

In connection with pension contributions of $2,900 million to its principal U.S. pension plan during the period of January 1, 2017 through August 31, 2017, an investment policy study was completed for the principal U.S. pension plan. The study resulted in new target asset allocations being approved for the U.S. pension plan with resulting changes to the expected return on plan assets. The long-term rate of return on assets decreased from 8 percent to 6.25 percent.

The weighted-average target allocation for plan assets of the company's pension plans is summarized as follows:

Target Allocation for Plan Assets	Successor	Predecessor
Asset Category	December 31, 2017	December 31, 2016
U.S. equity securities	17%	27%
Non-U.S. equity securities	18	24
Fixed income securities	50	33
Hedge funds	2	2
Private market securities	8	8
Real estate	3	4
Cash and cash equivalents	2	2
Total	100%	100%

Global equity securities include varying market capitalization levels. U.S. equity investments are primarily large-cap companies. Global fixed income investments include corporate-issued, government-issued and asset-backed securities. Corporate debt investments include a range of credit risk and industry diversification. U.S. fixed income investments are weighted heavier than non-U.S. fixed income securities. Other investments include cash and cash equivalents, hedge funds, real estate and private market securities such as interests in private equity and venture capital partnerships.

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

For pension plan assets classified as Level 1 measurements (measured using quoted prices in active markets), total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For pension or other post employment benefit plan assets classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance and quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates and implied volatilities obtained from various market sources.

For pension plan assets classified as Level 3 measurements, total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. Investment managers or fund managers provide valuations of the investment on a monthly or quarterly basis. These valuations are reviewed for reasonableness based on applicable sector, benchmark and company performance. Adjustments to valuations are made where appropriate. Where available, audited financial statements are obtained and reviewed for the investments as support for the manager’s investment valuation.

The tables below present the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 1:

Basis of Fair Value Measurements
For the year ended December 31, 2017 (Successor)
(In millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,057	$3,057	$—	$—
U.S. equity securities [1]	4,043	4,012	14	17
Non-U.S. equity securities	3,064	2,866	195	3
Debt – government-issued	3,263	497	2,766	—
Debt – corporate-issued	3,181	270	2,884	27
Debt – asset-backed	706	17	687	2
Hedge funds	85	—	83	2
Private market securities	14	—	—	14
Real estate	342	239	7	96
Derivatives – asset position	24	3	21	—
Derivatives – liability position	(16)	—	(16)	—
Other	2	—	2	—
Subtotal	$17,765	$10,961	$6,643	$161
Investments measured at net asset value
Hedge funds	747
Private market securities	1,383
Real estate funds	437
Total investments measured at net asset value	$2,567
Other items to reconcile to fair value of plan assets
Pension trust receivables [2]	127
Pension trust payables [3]	(175)
Total	$20,284

1.	The DuPont pension plans directly held $910 million (4 percent of total plan assets) of DowDuPont common stock at December 31, 2017.

2.	Primarily receivables for investments securities sold.

3.	Primarily payables for investment securities purchased

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Basis of Fair Value Measurements
For the year ended December 31, 2016 (Predecessor)
(In millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,505	$1,480	$25	$—
U.S. equity securities[1]	4,071	4,033	20	18
Non-U.S. equity securities	3,278	3,126	151	1
Debt – government-issued	2,067	864	1,203	—
Debt – corporate-issued	2,475	273	2,163	39
Debt – asset-backed	721	39	682	—
Hedge funds	1	—	1	—
Private market securities	67	—	25	42
Real estate	275	175	2	98
Derivatives – asset position	53	7	46	—
Derivatives – liability position	(47)	—	(47)	—
Other	4	—	4	—
Subtotal	$14,470	$9,997	$4,275	$198
Investments measured at net asset value
Hedge funds	434
Private market securities	1,416
Real estate funds	444
Total investments measured at net asset value	$2,294
Other items to reconcile to fair value of plan assets
Pension trust receivables[2]	264
Pension trust payables[3]	(372)
Total	$16,656

1.	The DuPont pension plans directly held $732 million (4 percent of total plan assets) of DuPont common stock at December 31, 2016.

2.	Primarily receivables for investments securities sold.

3.	Primarily payables for investment securities purchased.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The following table summarizes the changes in fair value of Level 3 pension plan assets for the year ended December 31, 2016 and for the periods January 1 through August 31, 2017 and September 1 through December 31, 2017:

Fair Value Measurement of Level 3 Pension Plan Assets	U.S. equity securities	Non-U.S. equity securities	Debt – corporate-issued	Debt- asset- backed	Hedge funds	Private market securities	Real estate	Total
(In millions)
Predecessor
Balance at January 1, 2016	$20	$2	$34	$1	$—	$37	$144	$238
Actual return on assets:
Relating to assets sold during the year ended December 31, 2016	(3)	—	(25)	—	—	—	—	(28)
Relating to assets held at December 31, 2016	1	(1)	27	—	—	2	(10)	19
Purchases, sales and settlements, net	—	—	(3)	(1)	—	3	(36)	(37)
Transfers in Level 3, net	—	—	6	—	—	—	—	6
Balance at December 31, 2016	$18	$1	$39	$—	$—	$42	$98	$198
Actual return on assets:
Relating to assets sold during the period January 1 through August 31, 2017	(1)	2	(20)	—	—	—	—	(19)
Relating to assets held at August 31, 2017	(7)	(2)	22	—	—	(5)	7	15
Purchases, sales and settlements, net	6	1	(1)	—	—	1	(7)	—
Transfers in (out) of Level 3, net	—	—	6	2	—	(21)	—	(13)
Balance at August 31, 2017	$16	$2	$46	$2	$—	$17	$98	$181
Successor
Balance at September 1, 2017	$16	$2	$46	$2	$—	$17	$98	$181
Actual return on assets:
Relating to assets sold during the period September 1 through December 31, 2017	—	—	(3)	—	—	—	—	(3)
Relating to assets held at December 31, 2017	1	(1)	5	—	—	(3)	4	6
Purchases, sales and settlements, net	—	2	(21)	—	2	—	(6)	(23)
Balance at December 31, 2017	$17	$3	$27	$2	$2	$14	$96	$161

The following table presents additional information about the pension plan assets valued using net asset value as a practical expedient:

(In millions)	Successor		Predecessor
	December 31, 2017		December 31, 2016
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period Range
Hedge funds [1]	747	—	434	—	Monthly, Quarterly	Ranges from 15-45 days monthly, 10-185 days quarterly
Private market securities [2]	1,383	797	1,416	693	Not applicable	Not applicable
Real estate funds [2]	437	371	444	244	Not applicable	Not applicable
Total	$2,567	$1,168	$2,294	$937

1.	Less than 5 percent of hedge funds have gates in place at the investor level for year-end redemptions. Hedge funds also contain either no lock up or a lock up period of less than 1 year.

2.	The remaining life of private market securities and real estate funds is an average of 15 years per investment.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Trust Assets
DuPont entered into a trust agreement in 2013 (as amended and restated in 2017) that established and requires DuPont to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. As a result, in November 2017, DuPont contributed $571 million to the Trust. In the fourth quarter of 2017, $13 million was distributed to DuPont according to the Trust agreement and at December 31, 2017, the balance in the Trust was $558 million.

Defined Contribution Plans
DuPont provides defined contribution benefits to its employees. The most significant is the U.S. Retirement Savings Plan ("the Plan"), which covers all U.S. full-service employees. This Plan includes a non-leveraged Employee Stock Ownership Plan ("ESOP"). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of DuPont may participate. Currently, DuPont contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution.

DuPont's contributions to the Plan were $53 million, $129 million, $187 million and $219 million for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017 and the years ended December 31, 2016 and 2015, respectively. DuPont's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests after employees complete three years of service. In addition, DuPont made contributions to other defined contribution plans of $17 million, $33 million, $33 million and $57 million for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017 and the years ended December 31, 2016 and 2015, respectively. Included in DuPont's contributions are amounts related to discontinued operations of $1 million, $5 million, $6 million and $39 million for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017 and the years ended December 31, 2016 and 2015, respectively.

NOTE 17 - STOCK-BASED COMPENSATION

The company's Equity Incentive Plan ("EIP"), as amended and restated effective August 31, 2017, provides for equity-based and cash incentive awards to certain employees, directors, and consultants. All outstanding DuPont equity awards as of the Merger date were converted into equity awards with respect to DowDuPont Common Stock. The previous DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock and had a fair value of approximately $629 million at the Merger closing date, which was included in the total consideration exchanged. The converted DuPont equity awards were measured at their fair value and included $485 million as consideration exchanged and $144 million (includes $23 million of incremental expense as a result of the conversion) that will be amortized to stock compensation expense over the remaining vesting period of the awards. The fair values of the converted awards were based on valuation assumptions developed by management and other information including, but not limited to, historical volatility and dividend yield of DuPont and Dow. DuPont and Dow did not merge their equity and incentive plans as a result of the Merger.

Under the amended EIP, the maximum number of shares reserved for the grant or settlement of awards is 110 million shares, provided that each share in excess of 30 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 110 million share limit as four and one-half shares. At December 31, 2017, approximately 34 million shares were authorized for future grants under the EIP. The company satisfies stock option exercises and vesting of time-vested restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") with newly issued shares of DowDuPont Common Stock.

The total stock-based compensation cost included in continuing operations within the Consolidated Statement of Operations was $33 million, $85 million, $118 million and $127 million for the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the years ended December 31, 2016 and 2015, respectively. The income tax benefits related to stock-based compensation arrangements were $11 million, $29 million, $39 million and $42 million for the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the years ended December 31, 2016 and 2015, respectively.

The compensation committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually. The company estimates expected forfeitures.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Stock Options
The exercise price of shares subject to option is equal to the market price of DowDuPont's stock on the date of grant. All options vest serially over a three-year period. Stock option awards granted between 2010 and 2015 expire seven years after the grant date and options granted in 2016 and 2017 expire ten years after the grant date. The plan allows retirement-eligible employees to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date.

The weighted-average grant-date fair value of options granted in the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the years ended December 31, 2016 and 2015 was $28.56, $16.65, $13.40, and $11.57, respectively.

To measure the fair value of the awards on the date of grant, the company used the Black-Scholes option pricing model and the following assumptions:

Weighted-Average Assumptions	Successor	Predecessor
	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Dividend yield	2.2%	2.0%	2.6%	2.5%
Expected volatility	23.59%	23.21%	28.27%	22.52%
Risk-free interest rate	2.1%	2.3%	1.8%	1.4%
Expected life of stock options granted during period (years)	7.2	7.2	7.2	5.3

In the Successor period, the company determined the dividend yield by dividing the annualized dividend on DowDuPont's Common Stock by the option exercise price. In the Predecessor periods, the company determined the dividend yield by dividing the annual dividend on DuPont's stock by the option exercise price. A historical daily measurement of volatility is determined based on the expected life of the option granted. In the Successor period, the measurement of volatility used DowDuPont stock information after the Merger date, and a weighted average of Dow and DuPont stock information prior to Merger date. In the Predecessor periods, the measurement of volatility used DuPont stock information.

The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by reference to the company's historical experience.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The following table summarizes stock option activity for 2017 under the EIP:

Stock Options	2017
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017 (Predecessor)	15,696	$58.11
Granted	1,626	76.18
Exercised	(4,356)	54.52
Forfeited/Expired	(136)	60.93
Outstanding at August 31, 2017[1]	12,830	$61.84	4.71	$283,365
Exercisable at August 31, 2017	8,441	$57.78	3.37	$220,716

Outstanding at September 1, 2017 (Successor)[1]	16,447	$48.24
Granted	174	45.29
Exercised	(702)	43.07
Forfeited/Expired	(30)	54.83
Outstanding at December 31, 2017	15,889	$48.43	3.74	$362,088
Exercisable at December 31, 2017	10,881	$45.75	3.06	$277,163

1.
As a result of the Merger, all previous DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock, as discussed above. As a result, the number of shares outstanding at September 1, 2017 represents the shares as of August 31, 2017 multiplied by the conversion factor.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. Total intrinsic value of options exercised for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017, and for the years ended December 31, 2016 and 2015 were $19 million, $108 million, $86 million and $160 million, respectively. For the period September 1 through December 31, 2017 and for the period January 1 through August 31, 2017, the company realized tax benefits from options exercised of $6 million and $36 million, respectively.

As of December 31, 2017, $24 million of total unrecognized pre-tax compensation expense related to non-vested stock options is expected to be recognized over a weighted-average period of 1.86 years.

Restricted Stock Units and Performance Deferred Stock
The company issues non-vested RSUs that serially vest over a three-year period and, upon vesting, convert one-for-one to DowDuPont Common Stock. A retirement-eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs are also granted periodically to key senior management employees. These RSUs generally vest over periods ranging from two to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date.

The company grants PSUs to senior leadership. As a result of the Merger, the EIP provisions required PSUs to be converted into RSUs based on the number of PSUs that would vest by assuming that target levels of performance are achieved. Service requirements for vesting in the RSUs replicate those inherent in the exchanged PSUs.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Vesting for PSUs granted in 2016 and for the period January 1, 2017 through August 31, 2017 is based upon total shareholder return ("TSR") relative to peer companies. Vesting for PSUs granted in 2015 is equally based upon change in operating net income relative to target and TSR relative to peer companies. Operating net income is net income attributable to DuPont excluding income from discontinued operations after taxes, significant after tax benefits (charges), and non-operating pension and OPEB costs. Non-operating pension and OPEB costs includes all of the components of net periodic benefit cost from continuing operations with the exception of the service cost component. Performance and payouts are determined independently for each metric. The actual award, delivered as DowDuPont Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant-date fair value of PSUs granted for the period January 1 through August 31, 2017, subject to the TSR metric, was $91.56, and estimated using a Monte Carlo simulation. The weighted-average grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

In accordance with the Merger Agreement, PSUs converted to RSUs based on an assessment of the underlying market conditions in the PSUs at the greater of target or actual performance levels as of the closing date. As the actual performance levels were not in excess of target as of the closing date, all PSUs converted to RSUs based on target and there was no incremental benefit from the Merger Agreement when compared to DuPont’s EIP.

In November 2017, DowDuPont granted PSUs to senior leadership that vest partially based on the realization of cost savings in connection with DowDuPont Cost Synergy Program, as well as DowDuPont’s ability to complete the Intended Business Separations. Performance and payouts are determined independently for each metric. The actual award, delivered in DowDuPont Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant date fair value of the PSUs granted in November 2017 of $71.16 was based upon the market price of the underlying common stock as of the grant date.

Nonvested awards of RSUs and PSUs are shown below.

	2017
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2016 (Predecessor)	3,390	$63.11
Granted	1,124	76.41
Vested	(1,332)	63.08
Forfeited	(104)	70.69
Nonvested at August 31, 2017[1]	3,078	$67.53

Nonvested at September 1, 2017 (Successor)[1]	3,948	$67.06
Granted	412	70.02
Vested	(139)	67.67
Forfeited	(23)	66.65
Nonvested at December 31, 2017	4,198	$68.28

1.
As a result of the Merger, all previous DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock, as discussed above. As a result, the number of shares outstanding at September 1, 2017 represents the shares as of August 31, 2017 multiplied by the conversion factor.

The total fair value of stock units vested during for the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the years ended December 31, 2016 and 2015 was $9 million, $84 million, $83 million and $64 million, respectively. The weighted-average grant-date fair value of stock units granted for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017, and for the years ended December 31, 2016 and 2015 was $70.02, $76.41, $59.50, and $71.66, respectively.

As of December 31, 2017, $113 million of total unrecognized pre-tax compensation expense related to RSUs and PSUs is expected to be recognized over a weighted average period of 1.73 years.

Other Cash-based Awards
Other cash-based awards resulted in compensation expense of $83 million, $264 million, $295 million and $179 million for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017, and for the years ended December 31, 2016 and 2015, respectively, included in income from continuing operations within the Consolidated Statement of Operations.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 18 - FINANCIAL INSTRUMENTS

At December 31, 2017, the company had $5,205 million ($2,713 million at December 31, 2016) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $952 million ($1,362 million at December 31, 2016) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than 1 year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in cash and cash equivalents, marketable securities, and other current assets in the consolidated balance sheets.

Available-for-sale securities are reported at estimated fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss. There were no sales of available-for-sale securities for the period September 1 through December 31, 2017 or for the period January 1 through August 31, 2017. The proceeds from the sale of available-for-sale securities for the year ended December 31, 2016 were $788 million.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts	Successor	Predecessor
(In millions)	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity contracts	$587	$422
Derivatives not designated as hedging instruments:
Foreign currency contracts	10,454	9,896
Commodity contracts	6	7

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

The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss:

	Successor	Predecessor
(In millions)	For the Period September 1 - December 31, 2017	For the Period Jan. 1 - August 31, 2017	Year Ended December 31, 2016
Beginning balance	$—	$7	$(24)
Additions and revaluations of derivatives designated as cash flow hedges	(2)	3	20
Clearance of hedge results to earnings	—	(13)	11
Ending balance	$(2)	$(3)	$7

At December 31, 2017, an after-tax net loss of $(6) million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

Fair Value of Derivative Instruments
During the Predecessor period, the company's derivative assets and liabilities are reported on a gross basis in the Consolidated Balance Sheets. During the Successor period, to conform with DowDuPont's presentation post-merger, asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		Successor
		December 31, 2017
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$46	$(37)	$9
Total asset derivatives		$46	$(37)	$9

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$79	$(32)	$47
Total liability derivatives		$79	$(32)	$47

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty. The company held cash collateral of $5 million as of December 31, 2017.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion) - Pre Tax
	Successor	Predecessor
(In millions)	For the Period September 1 - December 31, 2017	For the Period Jan. 1 - August 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency contracts	$—	—	—	(2)
Commodity contracts	3	5	32	(35)
Total derivatives designated as hedging instruments	$3	$5	$32	$(37)
Total derivatives	$3	$5	$32	$(37)

1.	OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre Tax[1]
	Successor	Predecessor
(In millions)	For the Period September 1 - December 31, 2017	For the Period Jan. 1 - August 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps[2]	$—	$—	$—	$(1)
Cash flow hedges:
Foreign currency contracts[3]	—	—	—	10
Commodity contracts[2]	—	21	(18)	(22)
Total derivatives designated as hedging instruments	$—	$21	$(18)	$(13)
Derivatives not designated as hedging instruments:
Foreign currency contracts[4]	91	(431)	(304)	434
Foreign currency contracts[3]	—	—	(12)	(3)
Commodity contracts[2]	—	2	(11)	(2)
Total derivatives not designated as hedging instruments	91	(429)	(327)	429
Total derivatives	$91	$(408)	$(345)	$416

1.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. There was no material ineffectiveness with regard to the company's cash flow hedges during the period.

2.	Recorded in cost of goods sold.

3.	Recorded in net sales.

4.
Gain recognized in sundry income - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 6 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 19 - FAIR VALUE MEASUREMENTS

The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

December 31, 2017 (Successor)	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents[1]	$5,205
Marketable securities	$952
Derivatives relating to:[2]
Foreign currency	46
Total assets at fair value	$6,203
Liabilities at fair value:
Long-term debt[3]	$11,560
Derivatives relating to:[2]
Foreign currency	79
Total liabilities at fair value	$11,639

1.
Time deposits included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the consolidated balance sheets are held at amortized cost, which approximates fair value.

2.	See Note 18 for the classification of derivatives in the consolidated balance sheets.

3.	See Note 13 for information on fair value measurements of long-term debt.

December 31, 2016 (Predecessor)	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents[1]	$2,713
Marketable securities	$1,362
Derivatives relating to:[2]
Foreign currency	182
Total assets at fair value	$4,257
Liabilities at fair value:
Long-term debt[3]	$8,464
Derivatives relating to:[2]
Foreign currency	121
Total liabilities at fair value	$8,585

1.
Time deposits included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the consolidated balance sheets are held at amortized cost, which approximates fair value.

2.	See Note 18 for the classification of derivatives in the consolidated balance sheets.

3.	See Note 13 for information on fair value measurements of long-term debt.

For assets and liabilities classified as Level 1 measurements (measured using quoted prices in active markets), total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For assets and liabilities classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability, or by using observable market data points of similar, more liquid securities to imply the price. For time deposits classified as held-to-maturity investments and reported at amortized cost, fair value is based on an observable interest rate for similar securities. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance and quality checks.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates and implied volatilities obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note 18 for further information on the types of instruments used by the company for risk management.

There were no transfers between Levels 1 and 2 during the years ended December 31, 2017 and December 31, 2016.

For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests.

NOTE 20 - GEOGRAPHIC AND PRODUCT LINE INFORMATION

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

	Net Sales
	Successor	Predecessor
(In millions)	Sept 1 - Dec 31, 2017	Jan 1 - Aug 31, 2017	Year Ended Dec 31, 2016	Year Ended Dec 31, 2015
United States	$2,086	$7,535	$9,500	$9,812
Canada	139	583	669	692
EMEA[1]	1,689	3,927	5,251	5,483
Asia Pacific[2]	2,047	3,844	5,407	5,292
Latin America	1,092	1,392	2,382	2,378
Total	$7,053	$17,281	$23,209	$23,657

1.	Europe, Middle East, and Africa (EMEA).

2.	Net sales for China in the Successor period were $818 million. Net sales for China were less than 10 percent of consolidated net sales in all Predecessor periods.

	Net Property
	Successor	Predecessor
(In millions)	2017	2016	2015
United States	$7,708	$5,951	$6,458
Canada	170	124	128
EMEA[1]	2,867	1,550	1,582
Asia Pacific	1,120	797	854
Latin America	570	429	392
Total	$12,435	$8,851	$9,414

1.	Europe, Middle East, and Africa (EMEA).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Net Sales by Principal Product Line
Effective with the Merger, DuPont’s business activities are components of its parent company’s business operations. DuPont’s business activities, including the assessment of performance and allocation of resources, are reviewed and managed by DowDuPont. Information used by the chief operating decision maker of DuPont relates to the company in its entirety. Accordingly, there are no separate reportable business segments for DuPont under ASC Topic 280 “Segment Reporting” and DuPont's business results are reported in this Form 10-K as a single operating segment. Prior year's segment information has been made to conform to the current presentation.

The company has one reportable segment with the following principal product lines: agriculture, packaging and specialty plastics, electronics and imaging, nutrition and health, industrial biosciences, transportation and advanced polymers and safety and construction. Net sales by principal product line are included below:

Net Sales	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Agriculture	$1,596	$6,894	$8,131	$8,327
Packaging and Specialty Plastics	544	1,072	1,651	1,715
Electronics and Imaging	743	1,422	1,960	2,070
Nutrition and Health	1,165	2,129	3,268	3,256
Industrial Biosciences	573	1,022	1,500	1,478
Transportation and Advanced Polymers	1,355	2,608	3,599	3,591
Safety and Construction	1,074	2,134	3,099	3,220
Other	3	—	1	—
Total	$7,053	$17,281	$23,209	$23,657

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 21 - QUARTERLY FINANCIAL DATA

	2017
	Predecessor						Successor
In millions, except per share amounts (unaudited)	First		Second		July 1 - Aug 31		Sept 1 - Sept 30		Fourth
Net sales	$7,319		$6,971		$2,991		$1,735		$5,318
Cost of goods sold	4,209		4,021		1,975		1,511	[2]	4,654	[2]
Restructuring and asset related charges - net[1]	152		160		11		40		140
Net income (loss)	1,121	[3,4,5]	869	[3]	(229)	[3]	(295)	[1,3]	1,305	[1,3,6]
Net income (loss) attributable to DuPont	1,113		862		(234)		(293)		1,303
Earnings per common share, continuing operations - basic[9]	1.35		0.82		(0.30)
Earnings per common share, continuing operations - diluted[9]	1.34		0.82		(0.30)

	2016
	Predecessor
In millions, except per share amounts (unaudited)	First		Second		Third		Fourth
Net sales	$7,014		$6,646		$4,646		$4,903
Cost of goods sold	4,103		3,823		2,997		3,032
Restructuring and asset related charges - net[1]	78		(88)		172		394
Net income (loss)	1,232	[7,8]	1,024	[7]	6	[7]	263	[7]
Net income (loss) attributable to DuPont	1,226		1,020		2		265
Earnings per common share, continuing operations - basic[9]	1.23		1.03		(0.08)		0.19
Earnings per common share, continuing operations - diluted[9]	1.22		1.02		(0.08)		0.19

1.	See Note 5 for additional information.

2.
Includes charges of $(360) million and $(1,109) million during the period September 1 - September 30, 2017 and the fourth quarter 2017, respectively, related to the amortization of inventory step-up as a result of the Merger and the acquisition of the H&N Business, which was included in cost of goods sold. See Note 3 for additional information.

3.
Includes charges of $(170) million, $(201) million, $(210) million, $(71) million, and $(243) million in the first quarter 2017, second quarter 2017, the period July 1 - August 31, 2017, the period September 1 - September 30, 2017, and the fourth quarter 2017, respectively, related to transaction costs associated with the Merger. Predecessor costs are recorded in selling, general and administrative expenses; Successor costs are recoded in integration and separation costs. See Note 3 for additional information.

4.
First quarter 2017 included a gain of $162 million recorded in sundry income - net associated with the sale of the company's global food safety diagnostic business. See Note 4 for additional information.

5.
First quarter 2017 included a tax benefit of $53 million, as well as a $47 million benefit on associated accrued interest reversals (recorded in sundry income - net), related to a reduction in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations.

6.
Includes a tax benefit of $2,262 million in the fourth quarter 2017 related to the Tax Cuts and Jobs Act and a benefit related to an internal entity restructuring associated with the Intended Business Separations. See Note 7 for additional information.

7.
First, second, third and fourth quarter 2016 included charges of $(24) million, $(76) million, $(122) million, and $(164) million, respectively, recorded in selling, general and administrative expenses related to transaction costs associated with the Merger. See Note 3 for additional information.

8.
First quarter 2016 included a gain of $369 million recorded in sundry income - net associated with the sale of the DuPont (Shenzhen) Manufacturing Limited entity, which held certain buildings and other assets. See Note 4 for additional information.

9.	Due to quarterly changes in the share count and the allocation of income to participating securities, the sum of the four quarters may not equal the earnings per share amount calculated for the year.

NOTE 22 - SUBSEQUENT EVENTS

In February 2018, the company entered into a new committed receivable repurchase facility of up to $1,300 million (the 2018 Repurchase Facility) which expires in December 2018. Under the 2018 Repurchase Facility, DuPont may sell a portfolio of available and eligible outstanding customer notes receivables within the agriculture product line to participating institutions and simultaneously agree to repurchase at a future date. The 2018 Repurchase Facility is considered a secured borrowing with the customer notes receivables inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2018 Repurchase Facility will have an interest rate of LIBOR + 0.75 percent.