Form 10-Q
period 2018-03-31
DUPONT E I DE NEMOURS & CO
filed 2018-05-04
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The Registrant had 100 shares of common stock, $0.30 par value, outstanding at March 31, 2018, all of which are held by DowDuPont Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Successor	Predecessor
(In millions, except per share amounts)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net sales	$6,699	$7,319
Cost of goods sold	4,847	4,152
Other operating charges		200
Research and development expense	382	368
Selling, general and administrative expenses	959	1,190
Amortization of intangibles	315
Restructuring and asset related charges - net	97	152
Integration and separation costs	255
Sundry income - net	47	202
Interest expense	80	84
(Loss) income from continuing operations before income taxes	(189)	1,375
Provision for income taxes on continuing operations	27	197
(Loss) income from continuing operations after income taxes	(216)	1,178
Loss from discontinued operations after income taxes	(5)	(57)
Net (loss) income	(221)	1,121
Net income attributable to noncontrolling interests	7	8
Net (loss) income attributable to DuPont	$(228)	$1,113
Basic earnings (loss) per share of common stock:
Basic earnings per share of common stock from continuing operations		$1.35
Basic loss per share of common stock from discontinued operations		(0.07)
Basic earnings per share of common stock		$1.28
Diluted earnings (loss) per share of common stock:
Diluted earnings per share of common stock from continuing operations		$1.34
Diluted loss per share of common stock from discontinued operations		(0.07)
Diluted earnings per share of common stock		$1.27
Dividends declared per share of common stock		$0.38

See Notes to the Consolidated Financial Statements beginning on page 6.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net (loss) income	$(221)	$1,121
Other comprehensive income (loss) - net of tax:
Cumulative translation adjustments	957	378
Adjustments to pension benefit plans	4	109
Adjustments to other benefit plans	—	4
Derivative instruments	11	(3)
Total other comprehensive income	972	488
Comprehensive income	751	1,609
Comprehensive income attributable to noncontrolling interests - net of tax	7	8
Comprehensive income attributable to DuPont	$744	$1,601

See Notes to the Consolidated Financial Statements beginning on page 6.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)

	Successor
(In millions, except share amounts)	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$5,095	$7,250
Marketable securities	246	952
Accounts and notes receivable - net	7,147	5,239
Inventories	7,901	8,633
Other current assets	1,287	981
Total current assets	21,676	23,055
Investment in nonconsolidated affiliates	1,479	1,595
Property, plant and equipment - net of accumulated depreciation (March 31, 2018 - $769; December 31, 2017 - $443)	12,362	12,435
Goodwill	46,446	45,589
Other intangible assets	27,493	27,726
Deferred income taxes	330	480
Other assets	2,102	2,084
Total Assets	$111,888	$112,964
Liabilities and Equity
Current liabilities
Short-term borrowings and capital lease obligations	$3,406	$2,779
Accounts payable	4,293	4,831
Income taxes payable	133	149
Accrued and other current liabilities	4,133	4,384
Total current liabilities	11,965	12,143
Long-Term Debt	9,747	10,291
Other Noncurrent Liabilities
Deferred income tax liabilities	5,669	5,836
Pension and other post employment benefits - noncurrent	7,650	7,787
Other noncurrent obligations	1,891	1,975
Total noncurrent liabilities	24,957	25,889
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at March 31, 2018 and December 31, 2017:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; issued at March 31, 2018 and December 31, 2017 - 100	—	—
Additional paid-in capital	74,783	74,727
(Accumulated deficit) Retained earnings	(881)	175
Accumulated other comprehensive income (loss)	591	(381)
Total DuPont stockholders’ equity	74,732	74,760
Noncontrolling interests	234	172
Total equity	74,966	74,932
Total Liabilities and Equity	$111,888	$112,964

See Notes to the Consolidated Financial Statements beginning on page 6.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Operating activities
Net (loss) income	$(221)	$1,121
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	647	281
Provision for deferred income tax	35
Net periodic pension (benefit) cost	(79)	109
Pension contributions	(70)	(82)
Net gain on sales of property, businesses, consolidated companies, and investments	(2)	(192)
Restructuring and asset related charges - net	97
Asset related charges		119
Amortization of inventory step-up	703
Other net loss	258	78
Changes in operating assets and liabilities - net	(3,343)	(3,058)
Cash used for operating activities	(1,975)	(1,624)
Investing activities
Capital expenditures	(355)	(330)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	18	283
Investments in and loans to nonconsolidated affiliates	—	(22)
Purchases of investments	(201)	(2,073)
Proceeds from sales and maturities of investments	922	868
Foreign currency exchange contract settlements		(15)
Other investing activities - net	(2)	(46)
Cash provided by (used for) investing activities	382	(1,335)
Financing activities
Change in short-term (less than 90 days) borrowings	(97)	1,681
Proceeds from issuance of long-term debt	253	197
Payments on long-term debt	(31)	(34)
Proceeds from exercise of stock options	45	160
Dividends paid to stockholders	(2)	(331)
Distributions to DowDuPont	(830)
Other financing activities	(32)	(32)
Cash (used for) provided by financing activities	(694)	1,641
Effect of exchange rate changes on cash, cash equivalents and restricted cash	108	60
Change in cash classified as held for sale	—	(13)
Decrease in cash, cash equivalents and restricted cash	(2,179)	(1,271)
Cash, cash equivalents and restricted cash at beginning of period	7,808	4,548
Cash, cash equivalents and restricted cash at end of period	$5,629	$3,277

See Notes to the Consolidated Financial Statements beginning on page 6.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E.I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2017, collectively referred to as the “2017 Annual Report”.  The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

Principles of Consolidation and Basis of Presentation
DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Dow") and DuPont (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Dow and DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. DowDuPont intends to pursue, subject to certain customary conditions, including, among others, the effectiveness of registration statements filed with the Securities and Exchange Commission and approval by the Board of Directors of DowDuPont, the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax-efficient transactions (collectively, the "Intended Business Separations").

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

Transactions between DuPont and DowDuPont, Dow and their affiliates and other associated companies are reflected in the Successor consolidated financial statements and disclosed as related party transactions when material. Related party transactions with Dow and DowDuPont are included in Note 7.

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

On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the H&N Business. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The comprehensive income and cash flows related to the Divested Ag Business have not been segregated and are included in the interim Consolidated Statements of Comprehensive Income and interim Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to the Divested Ag Business are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 4 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain reclassifications of prior year's data have been made to conform to current year's presentation. As described in Note 2, effective January 1, 2018, the company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In conjunction with the adoption of this ASU, the company retrospectively reclassified the non-service components of net periodic benefit cost in the interim Consolidated Statements of Operations, as described in Note 2.

Significant Accounting Policies
The company has updated it revenue recognition policy since issuance of its 2017 Annual Report as a result of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) in the first quarter 2018. See Notes 2 and 5 for additional information. See Note 1, "Summary of Significant Accounting Policies," in the 2017 Annual Report for more information on DuPont's other significant accounting policies.

Revenue
The company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the company determines are within the scope of Topic 606, the company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 5 for additional information on revenue recognition.

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

•
Included interest accrued related to unrecognized tax benefits within the provision for income taxes on continuing operations. In the Predecessor period, interest accrued related to unrecognized tax benefits is included within sundry income - net.

Within the Successor period of the interim Condensed Consolidated Statements of Cash Flows:

•
Included foreign currency exchange contract settlements within cash flows from operating activities, regardless of hedge accounting qualification. In the Predecessor period, DuPont reflected non-qualified hedge programs, specifically forward contracts, options and cash collateral activity, within cash flows from investing activities. In the Predecessor period, DuPont reflected cash flows from qualified hedge programs within the line item to which the program related (i.e., revenue hedge cash flows presented within changes from accounts receivable).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which was further updated in March, April, May and December 2016, as well as September and November 2017.  The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The new standard resulted in additional disclosure requirements to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard permits the use of either the retrospective or modified retrospective (cumulative-effect) transition method of adoption.

The company adopted this standard in the first quarter of 2018 and applied the modified retrospective transition method to contracts not completed at the date of initial application. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under Topic 605 (Revenue Recognition). The company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings in the beginning of 2018. See Note 5 for additional disclosures regarding the company's contracts with customers.

In accordance with Topic 606, the disclosure of the impact of adoption to the company's interim Condensed Consolidated Balance Sheet was as follows:

(In millions, except per share amounts)	As Reported December 31, 2017	Effect of Adoption of ASU 2014-09	Updated January 1, 2018
Current assets
Accounts and notes receivable - net	$5,239	$65	$5,304
Inventories	8,633	(53)	8,580
Other current assets	981	115	1,096

Deferred income taxes	$480	$1	$481

Liabilities and Equity
Current liabilities
Accounts payable	$4,831	$(3)	$4,828
Accrued and other current liabilities	4,384	120	4,504

Deferred income tax liabilities	$5,836	$3	$5,839

Retained earnings	$175	$8	$183

The most significant changes as a result of adopting ASU No. 2014-09 relate to the reclassification of the company's return assets and refund liabilities in the agriculture product line on the interim Condensed Consolidated Balance Sheets. Under previous guidance, the company accrued the amount of expected product returns as a reduction of net sales and a reduction of accounts and notes receivable - net, and the value associated with the products expected to be recovered in inventory along with a corresponding reduction in cost of goods sold. Under Topic 606, the company now separately presents the amount of expected product returns as refund liabilities, included in accrued and other current liabilities, and the products expected to be recovered as return assets, included in other current assets in the consolidated balance sheets. The reclassification of return assets and refund liabilities was $61 million and $119 million, respectively, at January 1, 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect on the interim Consolidated Statements of Operations and the interim Condensed Consolidated Statement of Cash Flows was not material. The following table summarizes the effects of adopting the new accounting standard related to revenue recognition on the company's interim Condensed Consolidated Balance Sheet:

	March 31, 2018
(In millions, except per share amounts)	As Reported	Effect of Change	Balance without Adoption of Topic 606
Current assets
Accounts and notes receivable - net	$7,147	$(205)	$6,942
Inventories	7,901	111	8,012
Other current assets	1,287	(168)	1,119

Deferred income taxes	$330	$(1)	$329

Liabilities and Equity
Current liabilities
Accrued and other current liabilities	$4,133	$(258)	$3,875

Deferred income tax liabilities	$5,669	$(2)	$5,667

Accumulated deficit	$(881)	$(3)	$(884)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The new guidance makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The company adopted this standard on January 1, 2018 and there was no material impact.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The new guidance requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The company adopted this standard on January 1, 2018 and there was no adjustment to retained earnings.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and, as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The company adopted this standard on January 1, 2018. See the interim Condensed Consolidated Statement of Cash Flows for the new presentation of restricted cash as well as Note 8 for a reconciliation of cash, cash equivalents and restricted cash (included in other current assets) presented on the interim Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the interim Condensed Consolidated Statements of Cash Flows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. The new standard must be adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic benefit cost in assets. The company adopted this guidance on January 1, 2018, and will record the other components of net periodic benefit cost in sundry income - net. The following table summarizes the reclassification of those costs from cost of goods sold, research and development expense, and selling, general and administrative expenses to sundry income - net in the interim Consolidated Statements of Operations:

Summary of Changes to the interim Consolidated Statement of Operations	For the Three Months Ended March 31, 2017 (Predecessor)
(in millions)	As reported [1]	Effect of Change	Updated
Cost of goods sold	$4,209	$(57)	$4,152
Research and development expense	$384	$(16)	$368
Selling, general and administrative expenses	$1,221	$(31)	$1,190
Sundry income - net	$306	$(104)	$202

1.	Includes adjustments for discontinued operations.

Accounting Guidance Issued But Not Adopted as of March 31, 2018
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged items in the financial statements. For cash flow and net investment hedges existing as of the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which an entity adopts. Presentation and disclosure guidance is required to be adopted prospectively. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted in any interim period. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The company will early adopt the new guidance in the second quarter of 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under the new guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented. The company is currently evaluating the impact of adopting this guidance on the Consolidated Financial Statements and related disclosures. The company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. A complete discussion of these leases is included in the company's 2017 Annual Report in Note 14, "Commitments and Contingent Liabilities."

Note 3 - BUSINESS COMBINATIONS

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

Preliminary Allocation of Purchase Price
Based on an evaluation of the provisions of Accounting Standards Codification ("ASC") 805, "Business Combinations" ("ASC 805"), Dow was determined to be the accounting acquirer in the Merger. DowDuPont has applied the acquisition method of accounting with respect to the assets and liabilities of DuPont, which have been measured at fair value as of the date of the Merger. In connection with the Merger and the related accounting determination, DuPont has elected to apply push-down accounting and reflect in its financial statements the fair value of assets and liabilities. Such fair values have been reflected in the Successor Consolidated Financial Statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The acquisition method of accounting requires, among other things, that identifiable assets acquired and liabilities assumed be recognized on the balance sheet at their respective fair value as of the acquisition date. In determining the fair value, DowDuPont utilized various forms of the income, cost and market approaches depending on the asset or liability being fair valued. The estimation of fair value required significant judgments related to future net cash flows (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Inputs were generally determined by taking into account historical data, supplemented by current and anticipated market conditions, and growth rates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the preliminary fair value that was allocated to DuPont's assets and liabilities based upon fair values as determined by DowDuPont. The valuation process to determine the fair values is not yet complete. DuPont estimated the preliminary fair value of acquired assets and liabilities as of the Merger Effectiveness Time based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses, finalization of tax returns in the pre-merger period and application of push-down accounting at the subsidiary level. In the first quarter of 2018, DowDuPont made measurement period adjustments to reflect facts and circumstances in existence as of the Merger Effectiveness Time. These adjustments primarily included a $282 million increase in goodwill, a $98 million decrease in property, plant, and equipment, an $80 million decrease in indefinite-lived trademarks and trade names and customer-related assets, a $56 million increase in noncontrolling interests, a $28 million decrease in investments in nonconsolidated affiliates and a $16 million decrease in assets held for sale. The preliminary fair values are substantially complete with the exception of identifiable intangible assets, property, plant, and equipment, income taxes and goodwill. As DuPont finalizes the fair values of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Merger. DuPont will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Estimated fair value as adjusted
(In millions)
Fair Value of Assets as of the Merger Effectiveness Time
Cash and cash equivalents	$4,005
Marketable securities	2,849
Accounts and notes receivable	7,847
Inventories	8,807
Other current assets	360
Investment in nonconsolidated affiliates	1,626
Assets held for sale - current	3,732
Property, plant and equipment	11,843
Goodwill	45,387
Other intangible assets	27,141
Deferred income tax assets	284
Other assets	2,076
Total Assets	$115,957
Fair Value of Liabilities
Short-term borrowings and capital lease obligations	$5,319
Accounts payable	3,285
Income taxes payable	261
Accrued and other current liabilities	3,517
Liabilities held for sale - current	125
Long-term debt	9,878
Deferred income tax liabilities	8,419
Pension and other post employment benefits - noncurrent	8,056
Other noncurrent obligations	1,944
Total Liabilities	$40,804
Noncontrolling interests	234
Preferred stock	239
Fair Value of Net Assets (Consideration for the Merger)	$74,680

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Integration and Separation Costs
Integration and separation costs have been and are expected to be significant. These costs to date primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger and the Intended Business Separations. These costs are recorded within integration and separation costs in the Successor period and within selling, general and administrative expenses in the Predecessor period within the interim Consolidated Statements of Operations.

	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Integration and separation costs	$255
Selling, general and administrative expenses		$170

H&N Business
On November 1, 2017, the company completed the FMC Transactions through the acquisition of the H&N Business and the divestiture of the Divested Ag Business. The acquisition is being integrated into the nutrition and health product line to enhance DuPont’s position as a leading provider of sustainable, bio-based food ingredients and allow for expanded capabilities in the pharma excipients space. The company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. The purchase accounting and purchase price allocation for the H&N Business are substantially complete. However, the company continues to refine the preliminary valuation of certain acquired assets, such as intangibles, deferred income taxes, and property, plant and equipment, which could impact the amount of residual goodwill recorded. The company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. The preliminary fair value allocated to the assets acquired and liabilities assumed for the H&N Business at November 1, 2017 was $1,970 million. There were no material updates to the purchase accounting and purchase price allocation for the three months ended March 31, 2018.  For additional information regarding the acquisition of the H&N Business, see Note 3, "Business Combinations," in the 2017 Annual Report.

NOTE 4 - DIVESTITURES AND OTHER TRANSACTIONS

Merger Remedy - Divested Ag Business
On March 31, 2017, the company and FMC entered into the FMC Transaction Agreement. Under the FMC Transaction Agreement, and effective upon the closing of the transaction on November 1, 2017, FMC acquired the Divested Ag Business that DuPont was required to divest in order to obtain EC approval of the Merger Transaction and DuPont acquired the H&N Business. See further discussion of the FMC Transactions in Note 1. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within (loss) income from discontinued operations after income taxes for all periods presented.

For the three months ended March 31, 2018, the company recorded a loss from discontinued operations before income taxes related to the Divested Ag Business of $10 million ($5 million after tax). The following table summarizes the results of operations of the Divested Ag Business presented as discontinued operations for the three months ended March 31, 2017:

Predecessor
(In millions)	Three Months Ended March 31, 2017
Net sales	$424
Cost of goods sold	162
Other operating charges	4
Research and development expenses	32
Selling, general and administrative expenses	39
Income from discontinued operations before income taxes	187
Provision for income taxes	27
Income from discontinued operations after income taxes	$160

The following table presents depreciation and capital expenditures of the discontinued operations related to the Divested Ag Business:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Predecessor
(In millions)	Three Months Ended March 31, 2017
Depreciation	$8
Capital expenditures	$4

Food Safety Diagnostic Sale
In February 2017, the company completed the sale of global food safety diagnostics to Hygiena LLC.  The sale resulted in a pre-tax gain of $162 million ($86 million net of tax). The gain was recorded in sundry income - net in the company's interim Consolidated Statement of Operations for the three months ended March 31, 2017.

Performance Chemicals
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Separation"). In connection with the Separation, the company and The Chemours Company ("Chemours") entered into a Separation Agreement (the "Separation Agreement"). Pursuant to the Separation Agreement and the amendment to the Separation Agreement, as discussed below, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In 2017, DuPont and Chemours amended the Separation Agreement to provide for a limited sharing of potential future perfluorooctanoic acid (“PFOA”) liabilities for a period of five years beginning July 6, 2017. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At March 31, 2018, the indemnified assets are $82 million within accounts and notes receivable - net and $332 million within other assets along with the corresponding liabilities of $82 million within accrued and other current liabilities and $332 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet. See Note 14 for further discussion of the amendment to the Separation Agreement and certain litigation and environmental matters indemnified by Chemours.

Loss from discontinued operations after income taxes for the three months ended March 31, 2017 includes a charge of $335 million ($224 million net of tax) in connection with the PFOA multi-district litigation settlement. See Note 14 for further discussion.

NOTE 5 - REVENUE

Revenue Recognition
Products
Substantially all of DuPont's revenue is derived from product sales. Product sales consist of sales of DuPont's products to supply manufacturers, distributors, and farmers. DuPont considers purchase orders, which in some cases are governed by master supply agreements, to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year.

Revenue from product sales is recognized when the customer obtains control of the company's product, which occurs at a point in time according to shipping terms. Payment terms for contracts related to product lines other than agriculture generally average 30 to 60 days after invoicing, depending on business and geography. Payment terms for agriculture product line contracts are generally less than one year from invoicing. The company elected the practical expedient and will not adjust the promised amount of consideration for the effects of a significant financing component when DuPont expects it will be one year or less between when a customer obtains control of the company's product and when payment is due. The company has elected to recognize shipping and handling activities when control has transferred to the customer as an expense in cost of goods sold. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. In addition, DuPont elected the practical expedient to expense any costs to obtain contracts as incurred, as the amortization period for these costs would have been one year or less.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The transaction price includes estimates of variable consideration, such as rights of return, rebates, and discounts, that are reductions in revenue. All estimates are based on the company's historical experience, anticipated performance, and the company's best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. The majority of contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit. For contracts with multiple performance obligations, DuPont allocates the transaction price to each performance obligation based on the relative standalone selling price. The standalone selling price is the observable price which depicts the price as if sold to a similar customer in similar circumstances.

Licenses of Intellectual Property
DuPont enters into licensing arrangements with customers under which it licenses its intellectual property, such as patents and trademarks. Revenue from the majority of intellectual property licenses is derived from sales-based royalties. The company estimates the expected amount of sales-based royalties based on historical sales by customer. Revenue for licensing agreements that contain sales-based royalties is recognized at the later of (i) when the subsequent sale occurs or (ii) when the performance obligation to which some or all of the royalty has been allocated is satisfied.

Contract Balances
Contract liabilities primarily reflect deferred revenue from prepayments under agriculture product line contracts with customers where the company receives advance payments for products to be delivered in future periods. DuPont classifies deferred revenue as current or noncurrent based on the timing of when the company expects to recognize revenue. Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced within the industrial biosciences product line. Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract Balances	March 31, 2018	Topic 606 Adjustments January 1, 2018	December 31, 2017
(In millions)
Accounts and notes receivable - trade[1]	$5,699	$87	$3,976
Contract assets - current[2]	$57	$54	$—
Deferred revenue - current[3]	$1,904	$2	$2,014
Deferred revenue - noncurrent[4]	$49	$—	$48

1.	Included in accounts and notes receivable - net in the Consolidated Balance Sheets.

2.	Included in other current assets in the Consolidated Balance Sheets.

3.	Included in accrued and other current liabilities in the Consolidated Balance Sheets.

4.	Included in other noncurrent obligations in the Consolidated Balance Sheets.

The decrease in deferred revenue from December 31, 2017 to March 31, 2018 was primarily due to the timing of agriculture product line seed deliveries to customers for the North America growing season. Revenue recognized during the three months ended March 31, 2018 from amounts included in deferred revenue at the beginning of the period was $563 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
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

The company has one reportable segment with the following principal product lines: agriculture, packaging and specialty plastics, electronics and imaging, nutrition and health, industrial biosciences, transportation and advanced polymers and safety and construction. The company believes disaggregation of revenue by principal product line best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows. Net sales by principal product line are included below:

(In millions)	For the Three Months Ended March 31, 2018
Agriculture	$2,343
Packaging and Specialty Plastics	419
Electronics and Imaging	527
Nutrition and Health	1,024
Industrial Biosciences	406
Transportation and Advanced Polymers	1,121
Safety and Construction	855
Other	4
Total	$6,699

Sales are attributed to geographic areas based on customer location. Net sales by geographic region are included below:

(In millions)	For the Three Months Ended March 31, 2018
U.S. & Canada	$2,515
EMEA[1]	2,166
Asia Pacific	1,535
Latin America	483
Total	$6,699

1.	Europe, Middle East, and Africa (EMEA).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The plan is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations.  Based on all actions approved to date under the Synergy Program, DuPont expects to record total pre-tax restructuring charges of $430 million to $600 million, comprised of approximately $320 million to $360 million of severance and related benefits costs; $110 million to $140 million of costs related to contract terminations; and up to $100 million of asset related charges. The Synergy Program includes certain asset actions that are reflected in the preliminary fair value measurement of DuPont’s assets as of the merger date. Current estimated total pre-tax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

As a result of these actions, the company recorded pre-tax restructuring charges of $187 million for the period September 1 through December 31, 2017, consisting of severance and related benefit costs of $153 million, contract termination costs of $31 million and asset related charges of $3 million.

For the three months ended March 31, 2018, DuPont recorded a pre-tax charge of $97 million, consisting of severance and related benefit costs of $68 million and contract termination costs of $29 million. The charge for the three months ended March 31, 2018 was recognized in restructuring and asset related charges - net in the company's interim Consolidated Statements of Operations. Substantially all of the remaining restructuring charges are expected to be incurred in 2018 and the related actions, including employee separations, associated with this plan are expected to be substantially complete by the end of 2019.

DuPont account balances and activity for the Synergy Program in the Successor period are summarized below:

(In millions)	Severance and Related Benefit Costs	Contract Termination Charges	Total
Balance as of December 31, 2017	$133	$28	$161
Charges to loss from continuing operations for the three months ended March 31, 2018	68	29	97
Payments	(31)	(16)	(47)
Net translation adjustment	1	—	1
Balance as of March 31, 2018	$171	$41	$212

2017 Restructuring Program
At March 31, 2018, total liabilities related to the program were $15 million. The actions associated with this plan were substantially complete in 2017. A complete discussion of restructuring initiatives is included in the company's 2017 Annual Report in Note 5, "Restructuring and Asset Related Charges - Net."

During the three months ended March 31, 2017, a net charge of $152 million was recorded, consisting of $119 million of asset related charges and $33 million of severance and related benefit costs. The asset related charges mainly consist of accelerated depreciation associated with the closure of the safety and construction product line at the Cooper River manufacturing site located near Charleston, South Carolina.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - RELATED PARTIES

Services Provided by and to Dow and its affiliates
Following the Merger, DuPont reports transactions with Dow and its affiliates as related party transactions. The table below presents revenue earned and expenses incurred in transactions with Dow and its affiliates following the Merger. DuPont sells to and procures from Dow and its affiliates certain feedstocks and raw materials that are consumed in each company's manufacturing process, as well as finished goods.

Successor
(In millions)	Three Months Ended March 31, 2018
Net sales	$44
Cost of goods sold	$24

Purchases from Dow and its affiliates were $43 million in the first quarter of 2018.

Transactions with DowDuPont
DowDuPont relies on distributions and other intercompany transfers from DuPont and Dow to fund payment of its costs and expenses. In November 2017, DowDuPont's Board of Directors authorized an initial $4,000 million share repurchase program to buy back shares of DowDuPont common stock. In February 2018, the Board declared a first quarter dividend per share of DowDuPont common stock payable on March 15, 2018. In the first quarter of 2018, DuPont declared and paid distributions to DowDuPont of about $830 million, primarily to fund a portion of DowDuPont's first quarter share repurchases and dividend payment.

In addition, at March 31, 2018 and December 31, 2017, DuPont had a payable to DowDuPont of $354 million, included in accounts payable in the Consolidated Balance Sheets related to its estimated 2017 tax liability. See Note 9 for additional information.

NOTE 8 - SUPPLEMENTARY INFORMATION

Sundry Income - Net	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Royalty income[1]		$45
Interest income	$28	25
Equity in earnings of affiliates - net	14	18
Net gain on sales of businesses and other assets[2]	2	192
Net exchange losses	(132)	(59)
Non-operating pension and other post employment benefit credit (cost)[3]	92	(104)
Miscellaneous income and expenses - net[4]	43	85
Sundry income - net	$47	$202

1.	In the Successor period, royalty income of $40 million is included in Net Sales.

2.	Includes a pre-tax gain of $162 million ($86 million net of tax) for the three months ended March 31, 2017 related to the sale of global food safety diagnostics. See Note 4 for additional information.

3.
Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized loss, and amortization of prior service benefit).  See Note 2 for discussion of the retrospective adoption of ASU No. 2017-07.

4.	Miscellaneous income and expenses - net, includes interest items (Predecessor period only), gains related to litigation settlements, and other items.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Subsidiary Monetary Position (Loss) Gain
Pre-tax exchange gain	$49	$26
Local tax benefits	32	36
Net after-tax impact from subsidiary exchange gain	$81	$62

Hedging Program Gain (Loss)
Pre-tax exchange loss[1]	$(181)	$(85)
Tax benefits	42	30
Net after-tax impact from hedging program exchange loss	$(139)	$(55)

Total Exchange Gain (Loss)
Pre-tax exchange loss	$(132)	$(59)
Tax benefits	74	66
Net after-tax exchange (loss) gain	$(58)	$7

1.	Includes a $(50) million foreign exchange loss related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the interim Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the interim Condensed Consolidated Statements of Cash Flows.

	Successor
(In millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$5,095	$7,250
Restricted cash	534	558
Total cash, cash equivalents and restricted cash	$5,629	$7,808

DuPont entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring DuPont to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at March 31, 2018 and December 31, 2017 is related to the Trust.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At March 31, 2018, the company had not completed its accounting for the tax effects of The Act; however, as described below, the company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), during the measurement period, income tax effects of the Act may be refined upon obtaining, preparing, or analyzing additional information, and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretive guidance issued by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, the company is still analyzing certain aspects of The Act and refining its calculations. In the first quarter 2018, a $48 million charge was recorded to provision for income taxes on continuing operations in the company's interim Consolidated Statements of Operations to adjust the provisional amount related to the remeasurement of the company's deferred tax balance, resulting in a benefit of $(2,668) million since the enactment of The Act.

•
The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. The company has not yet completed its calculation of the total post-1986 foreign E&P for its foreign subsidiaries as E&P will not be finalized until the Federal income tax return is filed. The company has not recorded a change to the $715 million provisional charge recorded during the fourth quarter 2017 with respect to the one-time transition tax.

•
In the first quarter 2018, the company recognized a charge of $16 million to provision for income taxes on continuing operations in the company's interim Consolidated Statements of Operations as a result of an indirect impact of the Act related to certain inventory.

•
For tax years beginning after December 31, 2017, The Act introduces new provisions for U.S. taxation of certain global intangible low-taxed income ("GILTI"). The company is evaluating the policy election on whether the additional liability will be recorded in the period in which it is incurred or recognized for the basis differences that would be expected to reverse in future years.

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

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. The ultimate resolution of such uncertainties is not expected to have a material impact on the company's results of operations.

During the three months ended March 31, 2017, the company recognized a tax benefit of $57 million, as well as a $50 million pre-tax benefit on associated accrued interest reversals, related to a reduction in the company's unrecognized tax benefits due to the closure of various tax statutes of limitations. Income from continuing operations during the three months ended March 31, 2017 includes a tax benefit of $53 million and a pre-tax benefit of $47 million for accrued interest reversals (recorded in sundry income - net). Loss from discontinued operations during the three months ended March 31, 2017 includes a tax benefit of $4 million and a pre-tax benefit of $3 million for the accrued interest reversal.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - EARNINGS PER SHARE OF COMMON STOCK

Upon completion of the Merger, each share of DuPont Common Stock was converted into the right to receive 1.2820 fully paid and non-assessable shares of DowDuPont Common Stock, in addition to cash in lieu of any fractional shares of DowDuPont Common Stock issued and therefore earnings per share of common stock information is not presented for the Successor period.

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the Predecessor period indicated below:

Predecessor
(In millions, except share amounts)	Three Months Ended March 31, 2017
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$1,171
Preferred dividends	(2)
Income from continuing operations after income taxes available to DuPont common stockholders	$1,169

Loss from discontinued operations after income taxes available to DuPont common stockholders	(58)

Net income available to common stockholders	$1,111

Denominator:
Weighted-average number of common shares outstanding - Basic	866,516,000
Dilutive effect of the company’s employee compensation plans	4,567,000
Weighted-average number of common shares outstanding - Diluted	871,083,000

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

Predecessor
Three Months Ended March 31, 2017
Average number of stock options	6,000

NOTE 11 - INVENTORIES

	Successor
(In millions)	March 31, 2018	December 31, 2017
Finished products	$5,058	$4,500
Semi-finished products	1,502	2,769
Raw materials	450	371
Stores and supplies	342	447
Total	$7,352	$8,087
Adjustment of inventories to a LIFO basis	549	546
Total inventories	$7,901	$8,633

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill for the three months ended March 31, 2018 (Successor period):

(In millions)
Balance as of December 31, 2017	$45,589
Currency translation adjustment	569
Measurement period adjustments - Merger	282
Measurement period adjustments - H&N Business	6
Balance as of March 31, 2018	$46,446

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	Successor
(In millions)	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer-related	$9,590	$(332)	$9,258	$9,502	$(186)	$9,316
Developed technology	4,479	(265)	4,214	4,364	(144)	4,220
Trademarks/trade names	1,112	(48)	1,064	1,117	(26)	1,091
Favorable supply contracts	475	(40)	435	495	(17)	478
Microbial cell factories	407	(7)	400	397	(6)	391
Other[1]	386	(14)	372	459	(10)	449
Total other intangible assets with finite lives	16,449	(706)	15,743	16,334	(389)	15,945

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development ("IPR&D")	660	—	660	660	—	660
Germplasm[2]	6,265	—	6,265	6,265	—	6,265
Trademarks / trade names	4,825	—	4,825	4,856	—	4,856
Total other intangible assets	11,750	—	11,750	11,781	—	11,781
Total	$28,199	$(706)	$27,493	$28,115	$(389)	$27,726

1.	Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

2.
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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $315 million and $51 million for the three months ended March 31, 2018 and 2017, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2018 and each of the next five years is approximately $950 million, $1,254 million, $1,244 million, $1,228 million, $1,221 million and $1,207 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Repurchase Facility
In February 2018, the company entered into a new committed receivable repurchase facility of up to $1,300 million (the "2018 Repurchase Facility") which expires in December 2018. From time to time, the company and the banks modify the monthly commitment amounts to better align with working capital requirements. Under the 2018 Repurchase Facility, DuPont may sell a portfolio of available and eligible outstanding agriculture product line customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. The 2018 Repurchase Facility is considered a secured borrowing with the customer notes receivables inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2018 Repurchase Facility will have an interest rate of LIBOR + 0.75 percent.

As of March 31, 2018, $42 million of notes receivable, recorded in accounts and notes receivable - net, were pledged as collateral against outstanding borrowings under the Repurchase Facility of $40 million, recorded in short-term borrowings and capital lease obligations on the interim Condensed Consolidated Balance Sheet.

Term Loan and Revolving Credit Facilities
In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4,500 million (as may be amended, from time to time, the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and funding a portion of DowDuPont's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At March 31, 2018, the company had made three term loan borrowings in an aggregate principal amount of $1,500 million and had unused commitments of $3,000 million under the Term Loan Facility.

In addition, in 2018 the company amended its $3,000 million revolving credit facility to extend the maturity date to June 2020.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of March 31, 2018, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At March 31, 2018 and December 31, 2017, the company had directly guaranteed $284 million and $297 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 20 percent of the $80 million of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at March 31, 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables provide a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at March 31, 2018 (Successor)	Final Expiration Year	Maximum Future Payments
(In millions)
Obligations for customers and suppliers[1]:
Bank borrowings	2022	$80
Obligations for non-consolidated affiliates[2]:
Bank borrowings	2018	168
Residual value guarantees[3]	2029	36
Total guarantees		$284

1.	Existing guarantees for customers and suppliers, as part of contractual agreements.

2.	Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

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

PFOA Matters
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works' plant in West Virginia. Pursuant to the Separation Agreement discussed in Note 4, the company is indemnified by Chemours for the PFOA matters discussed below and has recorded a total indemnification asset of $14 million.

U.S. Environmental Protection Agency (“EPA") and New Jersey Department of Environmental Protection (“NJDEP”)
DuPont is obligated under agreements with the EPA, including a 2009 consent decree to which Chemours was added in 2017, and has made voluntary commitments to the NJDEP. These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA. At March 31, 2018, the company had an accrual of $14 million related to these obligations and voluntary commitments. The company recorded an indemnification asset corresponding to the accrual balance at March 31, 2018.

Leach v. DuPont
In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. A settlement was reached in 2004 that binds approximately 80,000 residents, (the "Leach Settlement"). In addition to paying $23 million to plaintiff’s attorneys for fees and expenses and $70 million to fund a community health project, the company is obligated to fund up to $235 million for a medical monitoring program for eligible class members and to pay administrative costs and fees associated with the program. Since the establishment in 2012 of an escrow account to fund medical monitoring as required by the settlement agreement, approximately $2 million has been contributed to the account and approximately $1 million has been disbursed from the account. The company also must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association, and private well users. While it is probable that the company will incur liabilities related to funding the medical monitoring program and providing water treatment, the company does not expect any such liabilities to be material.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

MDL Settlement
In the first quarter of 2017, the MDL was settled for $670.7 million in cash (the "MDL Settlement"), half of which was paid by Chemours and half paid by DuPont. The portion paid by DuPont was recorded, for the three months ended March 31, 2017, within loss from discontinued operations after income taxes in the interim Consolidated Statements of Operations. In 2017, all payments under the settlement agreement were made by both companies. DuPont’s payment was not subject to indemnification or reimbursement by Chemours.  In exchange for that payment, DuPont and Chemours are receiving releases of all claims by the settling plaintiffs. The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours. All of the MDL plaintiffs participated and resolved their claims within the MDL Settlement.

Post MDL Settlement PFOA Personal Injury Claims
The MDL Settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At March 31, 2018, 34 lawsuits alleging personal injury, including kidney and testicular cancer, from exposure to PFOA in drinking water had been filed against the company in West Virginia and Ohio.

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

Water Utility and Related Actions
Actions filed by local water utilities pending in Alabama and New Jersey state court allege contamination from PFOA, and in the case of the Alabama action, perfluorinated chemicals and compounds, including PFOA, (“PFCs”) used in co-defendant manufacturers’ operations. In February 2018, the State of Ohio filed suit in Ohio state court alleging natural resource damages from historical PFOA emissions from the Washington Works site. The plaintiffs in these suits seek monetary damages, remediation and other costs / damages.

While it is reasonably possible that the company could incur liabilities related to the post MDL Settlement PFOA personal injury claims and the water utility and related actions described above, any such liabilities are not expected to be material. Chemours is defending and indemnifying the company in these matters in accordance with the amendment to the Separation Agreement discussed below.

Amendment to Separation Agreement
Concurrent with the MDL Settlement, DuPont and Chemours amended the Separation Agreement to provide for a limited sharing of potential future PFOA liabilities (i.e., indemnifiable losses, as defined in the Separation Agreement) for a period of five years beginning July 6, 2017. During that five-year period, Chemours will annually pay future PFOA liabilities up to $25 million and, if such amount is exceeded, DuPont would pay any excess amount up to the next $25 million (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess liabilities. After the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Separation Agreement will continue unchanged.  There have been no charges incurred by DuPont under this arrangement through March 31, 2018. Chemours has also agreed that it will not contest its liability to DuPont under the Separation Agreement for PFOA liabilities on the basis of ostensible defenses generally applicable to the indemnification provisions under the Separation Agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Separation Agreement.

It is possible that new lawsuits could be filed against DuPont related to PFOA that may not be within the scope of the MDL Settlement. Any such new litigation would be subject to indemnification by Chemours under the Separation Agreement, as amended.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served the company with a grand jury subpoena for testimony and the production of documents related to alleged discharges of GenX from the Fayetteville Works facility into the Cape Fear River. In the fourth quarter of 2017, DuPont was served with additional subpoenas relating to the same issue. It is possible that these ongoing inquiries and investigations, including the grand jury subpoena, could result in penalties or sanctions, or that additional litigation will be instituted against Chemours and/or the company.

At March 31, 2018, several actions, filed on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River, are pending in federal court against Chemours and the company. DowDuPont has been dismissed without prejudice from all such actions in which it was named. These actions relate to the alleged discharge of certain PFCs into the river from the operations and wastewater treatment at the Fayetteville Works facility. The actions, filed in the fourth quarter of 2017 and consolidated into a single purported class action, seek various relief including medical monitoring, property damages and injunctive relief. Separate actions filed by the various North Carolina water authorities including Cape Fear Public Utility Authority and Brunswick County, North Carolina, have been consolidated into a single purported class action seeking actual and punitive damages as well as injunctive relief. In the first quarter of 2018, approximately 70 plaintiffs, who own property near the Fayetteville Works facility, filed an action seeking damages for nuisance allegedly caused by releases of certain PFCs from the site.

Management believes the probability of loss with respect to these actions is remote.

The company has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At March 31, 2018, Chemours is defending and indemnifying the company in the pending civil actions.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2018, the company had accrued obligations of $430 million for probable environmental remediation and restoration costs, including $61 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Condensed Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $885 million above the amount accrued at March 31, 2018. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

Pursuant to the Separation Agreement, the company is indemnified by Chemours for certain environmental matters, included in the liability of $430 million, that have an estimated liability of $242 million as of March 31, 2018, and a potential exposure that ranges up to approximately $430 million above the amount accrued. As such, the company has recorded an indemnification asset of $242 million corresponding to the company’s accrual balance related to these matters at March 31, 2018, including $42 million related to the Superfund sites.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - STOCKHOLDERS' EQUITY

Other Comprehensive Income (Loss)
The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2017
Balance January 1, 2017 (Predecessor)	$(2,843)	$7	$(6,720)	$(357)	$2	$(9,911)
Other comprehensive income (loss) before reclassifications	378	2	(15)	—	1	366
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	124	4	(1)	122
Net other comprehensive income (loss)	378	(3)	109	4	—	488
Balance March 31, 2017 (Predecessor)	$(2,465)	$4	$(6,611)	$(353)	$2	$(9,423)

2018
Balance January 1, 2018 (Successor)	$(454)	$(2)	$128	$(53)	$—	$(381)
Other comprehensive income before reclassifications	957	12	4	—	—	973
Amounts reclassified from accumulated other comprehensive loss	—	(1)	—	—	—	(1)
Net other comprehensive income	957	11	4	—	—	972
Balance March 31, 2018 (Successor)	$503	$9	$132	$(53)	$—	$591

1.
The cumulative translation adjustment gain for the three months ended March 31, 2017 is primarily driven by the weakening of the U.S. dollar ("USD") against the European Euro ("EUR") and the Brazilian real ("BRL"). The currency translation gain for the three months ended March 31, 2018 was primarily driven by the weakening of the USD against the EUR, as well as the Danish Kroner.

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) were as follows:

	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Derivative instruments	$(4)	$1
Pension benefit plans - net	(2)	(60)
Other benefit plans - net	—	(2)
Provision for income taxes related to other comprehensive income (loss) items	$(6)	$(61)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

	Successor	Predecessor	Income Classification
(In millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Derivative Instruments:	$(1)	$(8)	(1)
Tax expense	—	3	(2)
After-tax	$(1)	$(5)
Amortization of pension benefit plans:
Prior service benefit	—	(1)	(3)
Actuarial losses	—	190	(3)
Total before tax	$—	$189
Tax benefit	—	(65)	(2)
After-tax	$—	$124
Amortization of other benefit plans:
Prior service benefit	—	(17)	(3)
Actuarial losses	—	23	(3)
Total before tax	$—	$6
Tax benefit	—	(2)	(2)
After-tax	$—	$4
Net realized losses on investments, before tax:	—	(1)	(4)
Tax expense	—	—	(2)
After-tax	$—	$(1)
Total reclassifications for the period, after-tax	$(1)	$122

1.	Cost of goods sold.

2.	Provision for income taxes from continuing operations.

3.
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost of the company's pension and other benefit plans. See Note 16 for additional information.

4.	Sundry income - net.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Defined Benefit Pension Plans		Other Post Employment Benefits
	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Service cost	$34	$33	$2	$2
Interest cost	190	195	21	22
Expected return on plan assets	(303)	(308)	—	—
Amortization of unrecognized loss	—	190	—	23
Amortization of prior service benefit	—	(1)	—	(17)
Net periodic benefit (credit) cost - Total	$(79)	$109	$23	$30
Less: Discontinued operations	—	1	—	—
Net periodic benefit (credit) cost - Continuing operations	$(79)	$108	$23	$30

In accordance with adopted ASU No. 2017-07, service costs are included in cost of goods sold, research and development expense and selling, general and administrative expenses in the interim Consolidated Statements of Operations. Non-service related components of net periodic benefit (credit) cost are included in sundry income - net in the interim Consolidated Statements of Operations. See Notes 1, 2 and 8 for additional information.

NOTE 17 - FINANCIAL INSTRUMENTS

At March 31, 2018, the company had $3,838 million ($5,205 million at December 31, 2017) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $246 million ($952 million at December 31, 2017) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in cash and cash equivalents, marketable securities, and other current assets in the consolidated balance sheets.

Available-for-sale securities are reported at estimated fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss. There were no sales of available-for-sale securities for the three months ended March 31, 2018 and 2017, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts	Successor
(In millions)	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Commodity contracts	$264	$587
Derivatives not designated as hedging instruments:
Foreign currency contracts	9,959	10,454
Commodity contracts	34	6

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

The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss:

	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Beginning balance	$(2)	$7
Additions and revaluations of derivatives designated as cash flow hedges	12	2
Clearance of hedge results to earnings	(1)	(5)
Ending balance	$9	$4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2018, an after-tax net gain of $4 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		Successor
		March 31, 2018
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$33	$(24)	$9
Total asset derivatives		$33	$(24)	$9

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$70	$(20)	$50
Total liability derivatives		$70	$(20)	$50

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Effect of Derivative Instruments

	Amount of Gain Recognized in OCI[1] (Effective Portion) - Pre-Tax
	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$16	$4
Total derivatives designated as hedging instruments	$16	$4
Total derivatives	$16	$4

1.	OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts[2]	$1	$8
Total derivatives designated as hedging instruments	$1	$8
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	(181)	(85)
Commodity contracts[2]	(3)	4
Total derivatives not designated as hedging instruments	(184)	(81)
Total derivatives	$(183)	$(73)

1.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. There was no material ineffectiveness with regard to the company's cash flow hedges during the period.

2.	Recorded in cost of goods sold.

3.
Gain recognized in sundry income - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 8 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 - FAIR VALUE MEASUREMENTS

The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

March 31, 2018 (Successor)	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$3,838
Marketable securities	246
Derivatives relating to:[2]
Foreign currency	33
Total assets at fair value	$4,117
Liabilities at fair value:
Long-term debt	$11,262
Derivatives relating to:[2]
Foreign currency	70
Total liabilities at fair value	$11,332

1.
Time deposits included in cash and cash equivalents and money market funds included in other current assets in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value.

2.	See Note 17 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

December 31, 2017 (Successor)	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$5,205
Marketable securities	952
Derivatives relating to:[2]
Foreign currency	46
Total assets at fair value	$6,203
Liabilities at fair value:
Long-term debt	$11,560
Derivatives relating to:[2]
Foreign currency	79
Total liabilities at fair value	$11,639

1.
Time deposits included in cash and cash equivalents and money market funds included in other current assets in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value.

2.	See Note 17 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Forward-looking statements by their nature address matters that are, to varying degrees, uncertain, including the intended separation, subject to approval of the DowDuPont Board of Directors and customary closing conditions, of DowDuPont’s agriculture, materials science and specialty products businesses in one or more tax efficient transactions on anticipated terms (the “Intended Business Separations”). Forward-looking statements are not guarantees of future performance and are based on certain assumptions and expectations of future events which may not be realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the control of DuPont and its parent company. Some of the important factors that could cause DuPont’s actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) costs to achieve and achieving the successful integration of the respective agriculture, materials science and specialty products businesses of Dow and DuPont, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, productivity actions, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined operations; (ii) costs to achieve and achievement of the anticipated synergies by the combined agriculture, materials science and specialty products businesses; (iii) risks associated with the Intended Business Separations, including conditions which could delay, prevent or otherwise adversely affect the proposed transactions, including possible issues or delays in obtaining required regulatory approvals or clearances related to the Intended Business Separations, associated cost, disruptions in the financial markets or other potential barriers; (iv) disruptions or business uncertainty, including from the Intended Business Separations, could adversely impact DuPont’s business or financial performance and its ability to retain and hire key personnel; and (v) risks to DuPont’s business, operations and results of operations from: the availability of and fluctuations in the cost of energy and raw materials; failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance, product discontinuation, changes in the regulatory environment and litigation resulting from concerns and claims regarding the safe use of seeds with biotechnology traits and crop protection products potential impact on health and the environment, and the perceived impacts of biotechnology on health and the environment; impact of unpredictable seasonal and weather factors could impact sales and earnings from agriculture products; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including trade disputes and retaliatory actions; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, natural disasters and weather events and patterns which could result in a significant operational event for DuPont, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce the DuPont’s intellectual property rights; failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. While the list of factors presented here is, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. DuPont does not assume any obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

For further discussion of some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A of the company's 2017 Annual Report and in the section titled "Risk Factors" (Part II, Item 1A of this Form 10-Q).

Recent Developments
DowDuPont Merger of Equals
DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Dow") and DuPont (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Dow and DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. DowDuPont intends to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont and customary closing conditions, the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax-efficient transactions (collectively, the "Intended Business Separations"). DowDuPont anticipates materials science separating by the end of the first quarter of 2019, and expects agriculture and specialty products to separate by June 1, 2019.

On February 26, 2018, DowDuPont announced the corporate brand names that each company plans to assume once the Intended Business Separations occur. Materials science will be called Dow, agriculture will be called CortevaTM Agriscience, and specialty products will be the new DuPont.

As a condition of the regulatory approval for the Merger Transaction, the company was required to divest certain assets related to its crop protection business and research and development ("R&D") organization (the "Divested Ag Business"). On March 31, 2017, the company entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, and effective upon the closing of the transaction on November 1, 2017, FMC acquired the Divested Ag Business and DuPont acquired certain assets relating to FMC’s Health and Nutrition segment (the "H&N Business") (collectively, the "FMC Transactions"). On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the Acquired H&N Business. See Note 3 for further information regarding the divestiture. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within income from discontinued operations after income taxes in the interim Consolidated Statements of Operations for all periods presented.

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted.  The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. In the fourth quarter of 2017, the company recorded a net benefit in provision for taxes on continuing operations of $2,001 million, which consisted of a provisional net benefit of $2,716 million due to the reduction of the U.S. federal corporate income tax rate, partially offset by a provisional charge of $715 million due to the transition tax. At March 31, 2018, the company had not yet completed its accounting for the tax effects of enactment of the Act; however, in the first quarter of 2018, the company recorded a charge of $48 million to provision for income taxes on continuing operations with respect to the remeasurement of the company's deferred tax balance. In addition, the company recorded a $16 million charge associated with an indirect impact of The Act related to certain inventory. The company continues to refine its calculations as additional information and guidance becomes available.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions to achieve targeted cost synergies under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The plan is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations.  Based on all actions approved to date under the Synergy Program, DuPont expects to record total pre-tax restructuring charges of $430 million to $600 million, comprised of approximately $320 million to $360 million of severance and related benefits costs; $110 million to $140 million of costs related to contract terminations; and up to $100 million of asset related charges. The Synergy Program includes certain asset actions that are reflected in the preliminary fair value measurement of DuPont’s assets as of the merger date. Current estimated total pre-tax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets. Substantially all of the remaining restructuring charges are expected to be incurred in 2018 and the related actions, including employee separations, associated with this plan are expected to be substantially complete by the end of 2019.

Future cash payments related to this program are anticipated to be approximately $360 million to $430 million, primarily related to the payment of severance and related benefits and contract termination costs. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions. The company anticipates including savings associated with these actions within DowDuPont's cost synergy commitment of $3.3 billion associated with the Merger Transaction.

Selected Financial Data

	Successor	Predecessor
In millions, except per share amounts	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net sales	$6,699	$7,319

Cost of goods sold	$4,847	$4,152
Percent of net sales	72.4%	56.7%

Research and development expenses	$382	$368
Percent of net sales	5.7%	5.0%

Selling, general and administrative expenses	$959	$1,190
Percent of net sales	14.3%	16.3%

Effective tax rate on continuing operations	(14.3)%	14.3%

Net (loss) income	$(221)	$1,121

Net income available for common stockholders		$1,111

Basic earnings per share of common stock from continuing operations		$1.35
Diluted earnings per share of common stock from continuing operations		$1.34

Results of Operations

Note on Financial Presentation
For purposes of DowDuPont's financial statement presentation, Dow was determined to be the accounting acquirer in the Merger and DuPont's assets and liabilities are reflected at fair value as of the Merger Effectiveness Time. In connection with the Merger and the related accounting determination, the company has elected to apply push-down accounting and reflect in its financial statements, the fair value of its assets and liabilities. DuPont's Consolidated Financial Statements for periods following the close of the Merger are labeled “Successor” and reflect DowDuPont’s basis in the fair values of the assets and liabilities of DuPont. All periods prior to the closing of the Merger reflect the historical accounting basis in DuPont's assets and liabilities and are labeled “Predecessor.” The interim Consolidated Financial Statements and Footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. In addition, the company has elected to make certain changes in presentation to harmonize its accounting and reporting with that of DowDuPont in the Successor period. See Note 1, "Summary of Significant Accounting Policies" in the company's 2017 Annual Report for further discussion of these changes and Note 3 for additional information on the Merger.

Net Sales
Net sales were $6.7 billion and $7.3 billion for the three months ended March 31, 2018 and 2017, respectively. The change was primarily driven by 28 percent lower sales in the U.S. and Canada, mainly driven by timing in seed deliveries in the agriculture product line, partly offset by sales increases in EMEA and Asia Pacific of 15 percent and 12 percent, respectively, from higher volume and currency benefits in those regions.

In the interim Consolidated Statement of Operations, royalty income is included within net sales in the Successor Period and is included in sundry income - net in the Predecessor Periods. Royalty income does not have a significant impact on any period presented.

	Successor		Predecessor
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Net Sales ($ Billions)%		Net Sales ($ Billions)%
Worldwide	$6.7	100	$7.3	100
U.S. & Canada	2.5	38	3.5	48
Europe, Middle East & Africa (EMEA)	2.2	32	1.9	26
Asia Pacific	1.5	23	1.4	19
Latin America	0.5	7	0.5	7

Cost of Goods Sold ("COGS")
COGS was $4.8 billion and $4.2 billion for the three months ended March 31, 2018 and 2017, respectively. The change was primarily driven by the amortization of the inventory step-up of $703 million during the first quarter of 2018 as well as increased expenses due to the elimination of the other operating charges financial statement line item in the Successor period and higher depreciation related to the fair value step up of property, plant and equipment, partially offset by lower sales volume.

COGS as a percentage of net sales was 72 percent and 57 percent for the three months ended March 31, 2018 and 2017, respectively. The amortization of the inventory step-up was 10 percent of net sales in the Successor period. The remaining COGS increase as a percentage of net sales in the Successor period is due to the items discussed above.

See Note 3 for additional information regarding the Merger, including the valuation of inventory.

Other Operating Charges
Other operating charges were $200 million for the three months ended March 31, 2017. In the Successor period, other operating charges are included primarily in COGS, as well as selling, general and administrative expenses and amortization of intangibles.

Research and Development Expense ("R&D")
R&D expense was $382 million and $368 million for the three months ended March 31, 2018 and 2017, respectively. R&D as a percentage of net sales was 6 percent and 5 percent for the three months ended March 31, 2018 and 2017, respectively. The change was primarily driven by an increase in R&D expense for the agriculture and health and nutrition product lines.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $1.0 billion and $1.2 billion for the three months ended March 31, 2018 and 2017, respectively. In the Successor period, integration and separation costs and amortization of intangibles are presented as a line item on the interim Consolidated Statement of Operations. During the three months ended March 31, 2017, the company incurred $170 million of transaction costs in connection with the Merger and the Intended Business Separations.

SG&A as a percentage of net sales was 14 percent and 16 percent for the three months ended March 31, 2018 and 2017, respectively. Transaction costs were 2 percent of net sales for the three months ended March 31, 2017.

Amortization of Intangibles
Intangible asset amortization was $315 million for the three months ended March 31, 2018. In the Predecessor periods, amortization of intangibles was included within SG&A; other operating charges; R&D; and COGS. See Note 3 for further information regarding the Merger, including the valuation of intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $97 million and $152 million for the three months ended March 31, 2018 and 2017, respectively. The charges in the first quarter 2018 related to the DowDuPont Cost Synergy Program. The charges in the first quarter 2017 related to the 2017 restructuring program.

See Note 6 to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs were $255 million for the three months ended March 31, 2018. In the Predecessor periods, integration and separation costs were included within SG&A. See Note 1 for further discussion of the changes in presentation.

Sundry Income - Net
Sundry income - net was $47 million and $202 million for the three months ended March 31, 2018 and 2017, respectively. The three months ended March 31, 2018 included exchange losses of $132 million, partially offset by a non-operating pension benefit of $92 million. The three months ended March 31, 2017 included a net exchange loss of $59 million and non-operating pension costs of $104 million. These losses were offset by a pre-tax gain of $162 million associated with the sale of the global food safety diagnostics business, as well as the inclusion of royalty income in the Predecessor period. The non-operating pension benefit in the first quarter of 2018 was a result of the absence of the amortization of net losses from accumulated other comprehensive loss.

See Note 8 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $80 million and $84 million for the three months ended March 31, 2018 and 2017, respectively. The change was primarily driven by debt amortization as a result of reflecting the company's debt at fair value upon the effective date of the Merger, partially offset by higher debt balances.

Provision for Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $27 million for the first quarter 2018 on a pre-tax loss from continuing operations of $189 million, resulting in an effective tax rate of (14.3) percent. The effective tax rate was favorably impacted by the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent, as well as the tax impact of certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions. The effective tax rate was unfavorably impacted by non-tax-deductible amortization of the fair value step-up in DuPont’s inventories as a result of the merger, in addition to an incremental net provisional charge of $48 million associated with the enactment of the Act.

The company’s provision for income taxes on continuing operations was $197 million for the first quarter 2017 on pre-tax income of $1,375 million, resulting in an effective tax rate of 14.3 percent. The effective tax rate was favorably impacted by tax benefits associated with a reduction in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations and other changes in accruals for certain prior year tax positions, the tax impact of certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions, as well as net favorable tax consequences associated with the issuance of stock compensation. Those impacts were partially offset by the unfavorable tax consequences of non-deductible goodwill associated with the gain on the sale of the company’s global food safety diagnostics business in the first quarter 2017.

Recent Accounting Pronouncements
See Note 2 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2017 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the three months ended March 31, 2018.

	Successor
(Dollars in millions)	March 31, 2018	December 31, 2017
Cash, cash equivalents and marketable securities	$5,341	$8,202
Total debt	13,153	13,070

The company's cash, cash equivalents and marketable securities at March 31, 2018 and December 31, 2017 are $5.3 billion and $8.2 billion, respectively. The decrease of $2.9 billion was primarily due to funding the company's seasonal working capital needs and distributions to DowDuPont.

Total debt at March 31, 2018 and December 31, 2017 was $13.2 billion and $13.1 billion, respectively.

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

In May 2017, the company completed an underwritten public offering of $1.25 billion of the company's 2.20 percent Notes due 2020 and $750 million of the company's Floating Rate Notes due 2020 (the "May 2017 Debt Offering"). The proceeds from this offering were used to make a discretionary pension contribution to the company's principal U.S. pension plan.

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

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as may be amended, from time to time, the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and funding a portion of DowDuPont's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At March 31, 2018, the company had made three term loan borrowings in an aggregate principal amount of $1.5 billion and had unused commitments of $3.0 billion under the Term Loan Facility. In addition, in 2018 the company amended its $3 billion revolving credit facility to extend the maturity date to June 2020.

The Term Loan Facility and the revolving credit facility contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to DuPont’s long-term public debt. The Term Loan Facility and the revolving credit facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667. At March 31, 2018, the company was in compliance with this financial covenant.

The Term Loan Facility and the revolving credit facility will terminate, and the loans and other amounts thereunder would become due and payable, upon the sale, transfer, lease or other disposition of all or substantially all of the assets of the agriculture product line to DowDuPont, its shareholders or any of its non-DuPont subsidiaries.

In February 2018, in line with seasonal agricultural working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1.3 billion (the "2018 Repurchase Facility") which expires in December 2018. From time to time, the company and the banks modify the monthly commitment amounts to better align with working capital requirements. Under the 2018 Repurchase Facility, the company may sell a portfolio of available and eligible outstanding customer notes receivables within the agriculture product line to participating institutions and simultaneously agree to repurchase at a future date. See further discussion of this facility in Note 13 to the interim Consolidated Financial Statements.

The company has access to approximately $7.9 billion in committed and uncommitted unused credit lines, an increase of $1.2 billion from $6.7 billion as of December 31, 2017. This increase was primarily due to the Repurchase Facility discussed above. These unused credit lines provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, and funding a portion of DowDuPont's costs and expenses.

The Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the company (see Note 9 to the interim Consolidated Financial Statements for further details of The Act). The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the estimated U.S. federal tax on all unrepatriated earnings as of December 31, 2017 in accordance with The Act. At March 31, 2018, management believed that sufficient liquidity is available in the U.S. The company is currently evaluating the impact of The Act on its permanent reinvestment assertion. In the event that additional foreign funds are needed in the U.S., the company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. As such, it is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

Summary of Cash Flows
Cash used for operating activities was $2.0 billion for the three months ended March 31, 2018 and $1.6 billion for the three months ended March 31, 2017. The increase was due primarily to higher tax payments and higher integration and separation costs.

Cash provided by investing activities was $0.4 billion for the three months ended March 31, 2018 and cash used for investing activities was $1.3 billion for the three months ended March 31, 2017. The change was due primarily to increased net maturities of marketable securities partially offset by lower proceeds from sales of businesses and other assets.

Cash used for financing activities was $0.7 billion for the three months ended March 31, 2018 and cash provided by financing activities was $1.6 billion for the three months ended March 31, 2017. The change was due primarily to lower borrowings and increased distributions to DowDuPont to support share repurchases.

As of the consummation of the Merger, shares of DuPont common stock held publicly were redeemed and DuPont's common stock is owned solely by its parent company, DowDuPont. DuPont's preferred stock remains issued and outstanding, and DuPont continues to be responsible for dividends on its preferred stock; however, the obligation is not material to the company's liquidity. Dividend payments to shareholders of DuPont preferred stock totaled $2 million in the three months ended March 31, 2018.

DowDuPont relies on distributions and other intercompany transfers from DuPont and Dow to fund payment of its costs and expenses. In November 2017, DowDuPont's Board of Directors authorized an initial $4 billion share repurchase program to buy back shares of DowDuPont common stock. In February 2018, the Board declared a first quarter dividend per share of DowDuPont common stock payable on March 15, 2018.  In the first quarter of 2018, DuPont declared and paid distributions to DowDuPont of about $830 million, primarily to fund a portion of DowDuPont’s first quarter share repurchases and dividend payment.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see the company's 2017 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off- Balance Sheet Arrangements, and Note 14 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2017 can be found in the company's 2017 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction H(2)(c) of Form 10-Q.

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

As of March 31, 2018, the company's Chief Executive Officer ("CEO")" and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 14 to the interim Consolidated Financial Statements.

Litigation
PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 14 to the interim Consolidated Financial Statements under the heading PFOA.

Fayetteville Works Facility, Fayetteville, North Carolina
In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served the company with a grand jury subpoena for testimony and the production of documents related to alleged discharges of GenX from the Fayetteville Works facility into the Cape Fear River. In the fourth quarter of 2017, DuPont was served with additional subpoenas relating to the same issue. Additional information related to this matter is included in Note 14 to the interim Consolidated Financial Statements under the heading Fayetteville Works Facility, North Carolina.

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

Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors discussed in Part I, Item 1A, Risk Factors, in the company's 2017 Annual Report.

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	May 4, 2018

By:	/s/ Nicholas C. Fanandakis

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

10.4**
Master Repurchase Agreement by and among Cooperatieve Rabobank, U.A. (New York Branch), The Bank of Tokyo Mitsubishi UFJ Ltd. (New York Branch) and PHI Financial Services, Inc., dated as of February 13, 2018 (incorporated by reference to Exhibit 10.4 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the period ended December 31, 2017).

10.5**
Master Framework Agreement by and among Cooperatieve Rabobank, U.A. (New York Branch), The Bank of Tokyo Mitsubishi UFJ Ltd. (New York Branch) and PHI Financial Services, Inc. dated as of February 13, 2018 (incorporated by reference to Exhibit 10.5 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the period ended December 31, 2017).

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
**
DuPont hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit, and amendments or modifications thereto, to such agreement to the U.S. Securities and Exchange Commission upon request.