Form 10-Q
period 2018-06-30
DUPONT E I DE NEMOURS & CO
filed 2018-08-03
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The Registrant had 100 shares of common stock, $0.30 par value, outstanding at June 30, 2018, all of which are held by DowDuPont Inc.

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

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)

	Successor	Predecessor	Successor	Predecessor
(In millions, except per share amounts)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net sales	$8,545	$6,971	$15,244	$14,290
Cost of goods sold	5,669	3,963	10,516	8,115
Other operating charges		168		368
Research and development expense	396	387	778	755
Selling, general and administrative expenses	1,182	1,256	2,141	2,446
Amortization of intangibles	333		648
Restructuring and asset related charges - net	91	160	188	312
Integration and separation costs	327		582
Sundry income (expense) - net	194	(132)	241	70
Interest expense	86	99	166	183
Income from continuing operations before income taxes	655	806	466	2,181
Provision for income taxes on continuing operations	141	84	168	281
Income from continuing operations after income taxes	514	722	298	1,900
Income (loss) from discontinued operations after income taxes	—	147	(5)	90
Net income	514	869	293	1,990
Net income attributable to noncontrolling interests	1	7	8	15
Net income attributable to DuPont	$513	$862	$285	$1,975
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations		$0.82		$2.17
Basic earnings per share of common stock from discontinued operations		0.17		0.10
Basic earnings per share of common stock		$0.99		$2.27
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations		$0.82		$2.16
Diluted earnings per share of common stock from discontinued operations		0.17		0.10
Diluted earnings per share of common stock		$0.99		$2.26
Dividends declared per share of common stock		$0.38		$0.76

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income	$514	$869	$293	$1,990
Other comprehensive (loss) income - net of tax:
Cumulative translation adjustments	(1,923)	275	(966)	653
Adjustments to pension benefit plans	3	88	7	197
Adjustments to other benefit plans	—	3	—	7
Derivative instruments	(16)	(8)	(5)	(11)
Total other comprehensive (loss) income	(1,936)	358	(964)	846
Comprehensive (loss) income	(1,422)	1,227	(671)	2,836
Comprehensive income attributable to noncontrolling interests - net of tax	1	7	8	15
Comprehensive (loss) income attributable to DuPont	$(1,423)	$1,220	$(679)	$2,821

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)

	Successor
(In millions, except share amounts)	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$4,421	$7,250
Marketable securities	374	952
Accounts and notes receivable - net	7,734	5,239
Inventories	6,303	8,633
Other current assets	1,311	981
Total current assets	20,143	23,055
Investment in nonconsolidated affiliates	1,459	1,595
Property, plant and equipment - net of accumulated depreciation (June 30, 2018 - $1,071; December 31, 2017 - $443)	11,832	12,435
Goodwill	45,510	45,589
Other intangible assets	26,866	27,726
Deferred income taxes	361	480
Other assets	1,839	2,084
Total Assets	$108,010	$112,964
Liabilities and Equity
Current liabilities
Short-term borrowings and capital lease obligations	$3,701	$2,779
Accounts payable	4,002	4,831
Income taxes payable	138	149
Accrued and other current liabilities	3,024	4,384
Total current liabilities	10,865	12,143
Long-Term Debt	9,728	10,291
Other Noncurrent Liabilities
Deferred income tax liabilities	5,424	5,836
Pension and other post employment benefits - noncurrent	7,389	7,787
Other noncurrent obligations	1,837	1,975
Total noncurrent liabilities	24,378	25,889
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at June 30, 2018 and December 31, 2017:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; issued at June 30, 2018 and December 31, 2017 - 100	—	—
Additional paid-in capital	74,845	74,727
(Accumulated deficit) Retained earnings	(1,201)	175
Accumulated other comprehensive loss	(1,345)	(381)
Total DuPont stockholders’ equity	72,538	74,760
Noncontrolling interests	229	172
Total equity	72,767	74,932
Total Liabilities and Equity	$108,010	$112,964

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(In millions)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Operating activities
Net income	$293	$1,990
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	1,314	570
Provision for deferred income tax	(99)
Net periodic pension (benefit) cost	(163)	219
Pension contributions	(123)	(2,994)
Net gain on sales of property, businesses, consolidated companies, and investments	(13)	(202)
Restructuring and asset related charges - net	188
Asset related charges		279
Amortization of inventory step-up	1,385
Other net loss	248	279
Changes in operating assets and liabilities - net	(4,621)	(4,196)
Cash used for operating activities	(1,591)	(4,055)
Investing activities
Capital expenditures	(601)	(524)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	50	296
Investments in and loans to nonconsolidated affiliates	—	(22)
Purchases of investments	(991)	(4,243)
Proceeds from sales and maturities of investments	1,576	2,633
Foreign currency exchange contract settlements		(29)
Other investing activities - net	—	(43)
Cash provided by (used for) investing activities	34	(1,932)
Financing activities
Change in short-term (less than 90 days) borrowings	454	3,011
Proceeds from issuance of long-term debt	254	2,234
Payments on long-term debt	(272)	(204)
Proceeds from exercise of stock options	57	203
Dividends paid to stockholders	(5)	(664)
Distributions to DowDuPont	(1,658)
Other financing activities	(41)	(49)
Cash (used for) provided by financing activities	(1,211)	4,531
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(103)	105
Change in cash classified as held for sale	—	(18)
Decrease in cash, cash equivalents and restricted cash	(2,871)	(1,369)
Cash, cash equivalents and restricted cash at beginning of period	7,808	4,548
Cash, cash equivalents and restricted cash at end of period	$4,937	$3,179

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain reclassifications of prior year's data have been made to conform to current year's presentation. As described in Note 2, effective January 1, 2018, the company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In conjunction with the adoption of this ASU, the company retrospectively reclassified the non-service components of net periodic benefit cost in the interim Consolidated Income Statements. See Note 2 for more information.

Significant Accounting Policies
The company has updated its revenue recognition policy since issuance of its 2017 Annual Report as a result of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) in the first quarter 2018. See Notes 2 and 5 for additional information. See Note 1, "Summary of Significant Accounting Policies," in the 2017 Annual Report for more information on DuPont's other significant accounting policies.

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

Changes in Accounting and Reporting
Within the Successor periods, DuPont made the following changes in accounting and reporting to harmonize its accounting and reporting with DowDuPont.

Within the Successor periods of the interim Consolidated Income Statements:

•	Included royalty income within net sales. In the Predecessor periods, royalty income is included within sundry income (expense) - net.

•
Eliminated the other operating charges line item. In the Successor periods, a majority of these costs are included within cost of goods sold. These costs are also included in selling, general and administrative expenses and amortization of intangibles in the Successor periods.

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

•
Included interest accrued related to unrecognized tax benefits within the provision for income taxes on continuing operations. In the Predecessor periods, interest accrued related to unrecognized tax benefits is included within sundry income (expense) - net.

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

In accordance with Topic 606, the disclosure of the impact of adoption to the company's Consolidated Balance Sheet was as follows:

(In millions, except per share amounts)	As Reported December 31, 2017	Effect of Adoption of ASU 2014-09	Updated January 1, 2018
Current assets
Accounts and notes receivable - net	$5,239	$79	$5,318
Inventories	8,633	(53)	8,580
Other current assets	981	101	1,082

Deferred income taxes	$480	$1	$481

Liabilities and Equity
Current liabilities
Accounts payable	$4,831	$(3)	$4,828
Accrued and other current liabilities	4,384	120	4,504

Deferred income tax liabilities	$5,836	$3	$5,839

Retained earnings	$175	$8	$183

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect on the interim Condensed Consolidated Statement of Cash Flows was not material. The following table summarizes the effects of adopting the new accounting standard related to revenue recognition on the company's interim Condensed Consolidated Balance Sheet:

	June 30, 2018
(In millions, except per share amounts)	As Reported	Effect of Change	Balance without Adoption of Topic 606
Current assets
Accounts and notes receivable - net	$7,734	$(150)	$7,584
Inventories	6,303	57	6,360
Other current assets	1,311	(119)	1,192

Deferred income taxes	$361	$(1)	$360

Liabilities and Equity
Current liabilities
Accrued and other current liabilities	$3,024	$(168)	$2,856

Deferred income tax liabilities	$5,424	$(11)	$5,413

Accumulated deficit	$(1,201)	$(34)	$(1,235)

In accordance with Topic 606, the impact of adoption to the company’s interim Consolidated Income Statements primarily related to the accounting for interest income from its customer financing arrangements in the agriculture product line.  Under previous guidance, the company recorded the interest income from these arrangements over the financing period within sundry income (expense) - net.  Under Topic 606, the company elected the practical expedient and does not adjust the promised amount of consideration for the effects of a significant financing component for contracts where payment terms are one year or less. Accordingly, the entire arrangement consideration is recorded in net sales upon satisfaction of the performance obligation. Performance obligations for these arrangements are generally satisfied during the first half of the fiscal year, consistent with the North America growing season. The following tables summarize the effects of adopting the new accounting standard related to revenue recognition on the company's interim Consolidated Income Statements for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018 (Successor)
(In millions, except per share amounts)	As Reported	Effect of Change	Balance without Adoption of Topic 606
Net sales	$8,545	$(49)	$8,496
Sundry income (expense) - net	$194	$31	$225
Income from continuing operations before income taxes	$655	$(18)	$637
Provision for income taxes on continuing operations	$141	$(4)	$137
Income from continuing operations after income taxes	$514	$(14)	$500

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Six Months Ended June 30, 2018 (Successor)
(In millions, except per share amounts)	As Reported	Effect of Change	Balance without Adoption of Topic 606
Net sales	$15,244	$(72)	$15,172
Sundry income (expense) - net	$241	$37	$278
Income from continuing operations before income taxes	$466	$(35)	$431
Provision for income taxes on continuing operations	$168	$(8)	$160
Income from continuing operations after income taxes	$298	$(27)	$271

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. The new standard must be adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic benefit cost in assets. The company adopted this guidance on January 1, 2018, and will record the other components of net periodic benefit cost in sundry income (expense) - net. The following tables summarize the reclassification of those costs from cost of goods sold, research and development expense, and selling, general and administrative expenses to sundry income (expense) - net in the interim Consolidated Income Statements:

Summary of Changes to the interim Consolidated Income Statement	For the Three Months Ended June 30, 2017 (Predecessor)
(in millions)	As Restated for Discontinued Operations	Effect of Change	Updated
Cost of goods sold	$4,021	$(58)	$3,963
Research and development expense	$402	$(15)	$387
Selling, general and administrative expenses	$1,287	$(31)	$1,256
Sundry income (expense) - net	$(28)	$(104)	$(132)

Summary of Changes to the interim Consolidated Income Statement	For the Six Months Ended June 30, 2017 (Predecessor)
(in millions)	As Restated for Discontinued Operations	Effect of Change	Updated
Cost of goods sold	$8,230	$(115)	$8,115
Research and development expense	$786	$(31)	$755
Selling, general and administrative expenses	$2,508	$(62)	$2,446
Sundry income (expense) - net	$278	$(208)	$70

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged items in the financial statements. For cash flow and net investment hedges existing as of the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which an entity adopts. Presentation and disclosure guidance is required to be adopted prospectively. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted in any interim period. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The company early adopted the new guidance in the second quarter of 2018, and adoption did not have a material impact on the interim Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Guidance Issued But Not Adopted as of June 30, 2018
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under the new guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented. The company is working to quantify the impact and anticipates that the adoption of the new standard will result in a material increase in lease-related assets and liabilities in the Consolidated Balance Sheets. The company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. A complete discussion of these leases is included in the company's 2017 Annual Report in Note 14, "Commitments and Contingent Liabilities."

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

Preliminary Allocation of Purchase Price
Based on an evaluation of the provisions of Accounting Standards Codification ("ASC") 805, "Business Combinations" ("ASC 805"), Dow was determined to be the accounting acquirer in the Merger. DowDuPont has applied the acquisition method of accounting with respect to the assets and liabilities of DuPont, which have been measured at fair value as of the date of the Merger. In connection with the Merger and the related accounting determination, DuPont has elected to apply push-down accounting and reflect in its financial statements the fair value of assets and liabilities. Such fair values have been reflected in the Successor periods of the Consolidated Financial Statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the preliminary fair value that was allocated to DuPont's assets and liabilities based upon fair values as determined by DowDuPont. The valuation process to determine the fair values is not yet complete. DuPont estimated the preliminary fair value of acquired assets and liabilities as of the Merger Effectiveness Time based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses, finalization of tax returns in the pre-merger period and application of push-down accounting at the subsidiary level. During the first half of 2018, DowDuPont made measurement period adjustments to reflect facts and circumstances in existence as of the Merger Effectiveness Time. These adjustments primarily included a $394 million increase in goodwill, a $230 million decrease in property, plant, and equipment, a $117 million decrease in indefinite-lived trademarks and trade names and customer-related assets, a $16 million decrease in assets held for sale, a $60 million increase in other current assets, a $56 million increase in noncontrolling interests and a $28 million decrease in investments in nonconsolidated affiliates. The preliminary fair values are substantially complete with the exception of identifiable intangible assets; property, plant, and equipment; income taxes; and goodwill. As DuPont finalizes the fair values of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Merger. DuPont will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Estimated fair value as adjusted
(In millions)
Fair Value of Assets as of the Merger Effectiveness Time
Cash and cash equivalents	$4,005
Marketable securities	2,849
Accounts and notes receivable	7,847
Inventories	8,806
Other current assets	420
Investment in nonconsolidated affiliates	1,626
Assets held for sale - current	3,732
Property, plant and equipment	11,711
Goodwill	45,499
Other intangible assets	27,104
Deferred income tax assets	284
Other assets	2,066
Total Assets	$115,949
Fair Value of Liabilities
Short-term borrowings and capital lease obligations	$5,319
Accounts payable	3,298
Income taxes payable	261
Accrued and other current liabilities	3,517
Liabilities held for sale - current	125
Long-term debt	9,878
Deferred income tax liabilities	8,319
Pension and other post employment benefits - noncurrent	8,056
Other noncurrent obligations	2,023
Total Liabilities	$40,796
Noncontrolling interests	234
Preferred stock	239
Fair Value of Net Assets (Consideration for the Merger)	$74,680

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Integration and Separation Costs
Integration and separation costs have been and are expected to be significant. These costs to date primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger and the Intended Business Separations. These costs are recorded within integration and separation costs in the Successor periods and within selling, general and administrative expenses in the Predecessor periods within the interim Consolidated Income Statements.

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Integration and separation costs	$327		$582
Selling, general and administrative expenses		$201		$371

H&N Business
On November 1, 2017, the company completed the FMC Transactions through the acquisition of the H&N Business and the divestiture of the Divested Ag Business. The acquisition is being integrated into the nutrition and health product line to enhance DuPont’s position as a leading provider of sustainable, bio-based food ingredients and allow for expanded capabilities in the pharma excipients space. The company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. The purchase accounting and purchase price allocation for the H&N Business are substantially complete. However, the company continues to refine the preliminary valuation of certain acquired assets, such as intangibles, deferred income taxes, and property, plant and equipment, which could impact the amount of residual goodwill recorded. The company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. The preliminary fair value allocated to the assets acquired and liabilities assumed for the H&N Business at November 1, 2017 was $1,970 million. There were no material updates to the purchase accounting and purchase price allocation for the six months ended June 30, 2018.  For additional information regarding the acquisition of the H&N Business, see Note 3, "Business Combinations," in the 2017 Annual Report.

NOTE 4 - DIVESTITURES AND OTHER TRANSACTIONS

Merger Remedy - Divested Ag Business
On March 31, 2017, the company and FMC entered into the FMC Transaction Agreement. Under the FMC Transaction Agreement, and effective upon the closing of the transaction on November 1, 2017, FMC acquired the Divested Ag Business that DuPont was required to divest in order to obtain EC approval of the Merger Transaction and DuPont acquired the H&N Business. See further discussion of the FMC Transactions in Note 1. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within income (loss) from discontinued operations after income taxes for all periods presented.

For the six months ended June 30, 2018, the company recorded a loss from discontinued operations before income taxes related to the Divested Ag Business of $10 million ($5 million after tax). The following table summarizes the results of operations of the Divested Ag Business presented as discontinued operations for the three and six months ended June 30, 2017:

	Predecessor
(In millions)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net sales	$453	$877
Cost of goods sold	171	333
Other operating charges	8	12
Research and development expenses	39	71
Selling, general and administrative expenses	61	100
Sundry income - net	7	7
Income from discontinued operations before income taxes	181	368
Provision for income taxes	44	71
Income from discontinued operations after income taxes	$137	$297

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents depreciation and capital expenditures of the discontinued operations related to the Divested Ag Business:

	Predecessor
(In millions)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Depreciation	$8	$16
Capital expenditures	$4	$8

Food Safety Diagnostic Sale
In February 2017, the company completed the sale of global food safety diagnostics to Hygiena LLC.  The sale resulted in a pre-tax gain of $162 million ($86 million net of tax). The gain was recorded in sundry income (expense) - net in the company's interim Consolidated Income Statement for the six months ended June 30, 2017.

Performance Chemicals
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Separation"). In connection with the Separation, the company and The Chemours Company ("Chemours") entered into a Separation Agreement (the "Separation Agreement"). Pursuant to the Separation Agreement and the amendment to the Separation Agreement, as discussed below, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In 2017, DuPont and Chemours amended the Separation Agreement to provide for a limited sharing of potential future perfluorooctanoic acid (“PFOA”) liabilities for a period of five years beginning July 6, 2017. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At June 30, 2018, the indemnification assets are $87 million within accounts and notes receivable - net and $324 million within other assets along with the corresponding liabilities of $87 million within accrued and other current liabilities and $324 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet. See Note 14 for further discussion of the amendment to the Separation Agreement and certain litigation and environmental matters indemnified by Chemours.

Income from discontinued operations after taxes for the three months ended June 30, 2017 includes a tax benefit of $10 million associated with an adjustment to the tax benefit recognized in the first quarter of 2017 related to the charge for the PFOA multidistrict litigation settlement. Income from discontinued operations after income taxes for the six months ended June 30, 2017 includes a charge of $335 million ($214 million net of tax) in connection with the PFOA multi-district litigation settlement. See Note 14 for further discussion.

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

Contract Balances	June 30, 2018	Topic 606 Adjustments January 1, 2018	December 31, 2017
(In millions)
Accounts and notes receivable - trade[1]	$6,428	$87	$3,976
Contract assets - current[2]	$62	$40	$—
Deferred revenue - current[3]	$392	$2	$2,014
Deferred revenue - noncurrent[4]	$42	$—	$48

1.	Included in accounts and notes receivable - net in the Consolidated Balance Sheets.

2.	Included in other current assets in the Consolidated Balance Sheets.

3.	Included in accrued and other current liabilities in the Consolidated Balance Sheets.

4.	Included in other noncurrent obligations in the Consolidated Balance Sheets.

The change in deferred revenue from December 31, 2017 to June 30, 2018 was substantially due to the timing of agriculture product line seed deliveries to customers for the North America growing season. Revenue recognized during the six months ended June 30, 2018 from amounts included in deferred revenue at the beginning of the period was $1,815 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
Effective with the Merger, DuPont’s business activities are components of DowDuPont’s business operations. DuPont’s business activities, including the assessment of performance and allocation of resources, are reviewed and managed by DowDuPont. Information used by the chief operating decision maker of DuPont relates to the company in its entirety. Accordingly, there are no separate reportable business segments for DuPont under ASC 280 “Segment Reporting” and DuPont's business results are reported in this Form 10-Q as a single operating segment.

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

(In millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Agriculture	$4,058	$6,401
Packaging and Specialty Plastics	416	835
Electronics and Imaging	553	1,080
Nutrition and Health	1,057	2,081
Industrial Biosciences	429	835
Transportation and Advanced Polymers	1,142	2,263
Safety and Construction	889	1,744
Other	1	5
Total	$8,545	$15,244

Sales are attributed to geographic regions based on customer location. Net sales by geographic region are included below:

(In millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
U.S. & Canada	$4,755	$7,270
EMEA[1]	1,564	3,730
Asia Pacific	1,737	3,272
Latin America	489	972
Total	$8,545	$15,244

1.	Europe, Middle East, and Africa (EMEA).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The Synergy Program is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, DuPont expects to record total pre-tax restructuring charges of $430 million to $600 million, comprised of approximately $320 million to $360 million of severance and related benefits costs; $110 million to $140 million of costs related to contract terminations; and up to $100 million of asset related charges. The Synergy Program includes certain asset actions that are reflected in the preliminary fair value measurement of DuPont’s assets as of the Merger Effectiveness Time. Current estimated total pre-tax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

As a result of these actions, the company recorded pre-tax restructuring charges of $187 million for the period September 1 through December 31, 2017, consisting of severance and related benefit costs of $153 million, contract termination costs of $31 million and asset related charges of $3 million.

For the three and six months ended June 30, 2018, the company recorded pre-tax charges of $94 million and $191 million, respectively, recognized in restructuring and asset related charges - net in the company's interim Consolidated Income Statements. The charge for the three months ended June 30, 2018 is comprised of severance and related benefit costs of $84 million, contract termination costs of $4 million and asset-related charges of $6 million. The charge for the six months ended June 30, 2018, is comprised of severance and related benefit costs of $152 million, contract termination costs of $33 million and asset-related charges of $6 million. Substantially all of the remaining restructuring charges are expected to be incurred in 2018 and the related actions, including employee separations, associated with this plan are expected to be substantially complete by the end of 2019.

DuPont account balances and activity for the Synergy Program are summarized below:

(In millions)	Severance and Related Benefit Costs	Contract Termination Charges	Asset-Related Charges	Total
Balance at December 31, 2017	$133	$28	$—	$161
Charges to income from continuing operations for the six months ended June 30, 2018	152	33	6	191
Payments	(57)	(28)	—	(85)
Net translation adjustment	(2)	—	—	(2)
Asset write-offs	—	—	(6)	(6)
Balance at June 30, 2018	$226	$33	$—	$259

2017 Restructuring Program
At June 30, 2018, total liabilities related to the program were $10 million. The actions associated with this plan were substantially complete in 2017. A complete discussion of restructuring initiatives is included in the company's 2017 Annual Report in Note 5, "Restructuring and Asset Related Charges - Net."

The company incurred pre-tax charges of $160 million and $312 million for the three and six months ended June 30, 2017, respectively, recognized in restructuring and asset related charges - net in the company's interim Consolidated Income Statements. The charge for the three months ended June 30, 2017 is comprised of $160 million of asset related charges. The charge for the six months ended June 30, 2017 is comprised of $279 million of asset-related charges and $33 million in severance and related benefit costs. The asset related charges mainly consist of accelerated depreciation associated with the closure of the safety and construction product line at the Cooper River manufacturing site located near Charleston, South Carolina.

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

	Successor
(In millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net sales	$34	$78
Cost of goods sold	$39	$63

For the three and six months ended June 30, 2018, purchases from Dow and its affiliates were $64 million and $107 million, respectively.

Transactions with DowDuPont
DowDuPont relies on distributions and other intercompany transfers from DuPont and Dow to fund payment of its costs and expenses. In November 2017, DowDuPont's Board of Directors authorized an initial $4,000 million share repurchase program to buy back shares of DowDuPont common stock. In February and May 2018, the Board declared first and second quarter dividends per share of DowDuPont common stock payable on March 15, 2018 and June 15, 2018, respectively. For the six months ended June 30, 2018, DuPont declared and paid distributions to DowDuPont of about $1,658 million, primarily to fund a portion of DowDuPont's first and second quarter share repurchases and dividend payments.

In addition, at June 30, 2018 and December 31, 2017, DuPont had a payable to DowDuPont of $391 million and $354 million, respectively, included in accounts payable in the Consolidated Balance Sheets related to its estimated 2017 and 2018 tax liability. See Note 9 for additional information.

NOTE 8 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Royalty income[1]		$28		$73
Interest income	$30	32	58	57
Equity in earnings of affiliates - net	19	24	33	42
Net gain on sales of businesses and other assets[2]	11	11	13	203
Net exchange gains (losses)	23	(140)	(109)	(199)
Non-operating pension and other post employment benefit credit (cost)[3]	95	(104)	187	(208)
Miscellaneous income and expenses - net[4]	16	17	59	102
Sundry income (expense) - net	$194	$(132)	$241	$70

1.	In the Successor periods, royalty income of $44 million and $85 million is included in net sales for the three and six months ended June 30, 2018, respectively.

2.	Includes a pre-tax gain of $162 million ($86 million net of tax) for the six months ended June 30, 2017 related to the sale of global food safety diagnostics. See Note 4 for additional information.

3.
Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized (gain) loss, amortization of prior service benefit, and curtailment/settlement gain).  See Note 2 for discussion of the retrospective adoption of ASU No. 2017-07.

4.	Miscellaneous income and expenses - net, includes interest items (Predecessor periods only), gains related to litigation settlements, and other items.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the "United States" ("U.S."), whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in sundry income (expense) - net and the related tax impact is recorded in provision for income taxes on continuing operations in the interim Consolidated Income Statements.

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Subsidiary Monetary Position (Losses) Gains
Pre-tax exchange losses	$(154)	$(54)	$(105)	$(28)
Local tax (expenses) benefits	(8)	94	24	130
Net after-tax impact from subsidiary exchange (losses) gains	$(162)	$40	$(81)	$102

Hedging Program Gains (Losses)
Pre-tax exchange gains (losses)[1]	$177	$(86)	$(4)	$(171)
Tax (expenses) benefits	(41)	31	1	61
Net after-tax impact from hedging program exchange gains (losses)	$136	$(55)	$(3)	$(110)

Total Exchange Gains (Losses)
Pre-tax exchange gains (losses)	$23	$(140)	$(109)	$(199)
Tax (expenses) benefits	(49)	125	25	191
Net after-tax exchange losses	$(26)	$(15)	$(84)	$(8)

1.	Includes a $(50) million foreign exchange loss for the six months ended June 30, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the interim Condensed Consolidated Statements of Cash Flows.

	Successor
(In millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$4,421	$7,250
Restricted cash	516	558
Total cash, cash equivalents and restricted cash	$4,937	$7,808

DuPont entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring DuPont to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at June 30, 2018 and December 31, 2017 is related to the Trust.

Accounts and Notes Receivable - Net
Accounts and notes receivable - net was $7,734 million at June 30, 2018 and $5,239 million at December 31, 2017. Notes receivable, which is a component of accounts and notes receivable - net, was $1,615 million at June 30, 2018 and $199 million at December 31, 2017. The increase was primarily due to normal seasonality in the sales and cash collections cycle in the agriculture product line.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At June 30, 2018, the company had not completed its accounting for the tax effects of The Act; however, as described below, the company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), during the measurement period, income tax effects of the Act may be refined upon obtaining, preparing, or analyzing additional information, and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretive guidance issued by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, the company is still analyzing certain aspects of The Act and refining its calculations. In the three and six months ended June 30, 2018, charges of $7 million and $55 million, respectively, were recorded to provision for income taxes on continuing operations in the company's interim Consolidated Income Statements to adjust the provisional amount related to the remeasurement of the company's deferred tax balance, resulting in a benefit of $(2,661) million since the enactment of The Act.

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

•
In the six months ended June 30, 2018, the company recognized a charge of $16 million to provision for income taxes on continuing operations in the company's interim Consolidated Income Statements as a result of an indirect impact of the Act related to certain inventory.

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

During the three months ended June 30, 2017, the company recognized tax expense of $29 million associated with the elimination of the U.S. domestic manufacturing deduction recorded in 2016 due to taxable income limitations triggered by the company's decision to deduct the second quarter 2017 principal U.S. pension plan contribution on its 2016 consolidated U.S. tax return.

Additionally, during the six months ended June 30, 2017, the company recognized a tax benefit of $57 million, as well as a $50 million pre-tax benefit on associated accrued interest reversals, related to a reduction in the company's unrecognized tax benefits due to the closure of various tax statutes of limitations. Income from continuing operations during the six months ended June 30, 2017 includes a tax benefit of $53 million and a pre-tax benefit of $47 million for accrued interest reversals (recorded in sundry income (expense) - net). Income from discontinued operations during the six months ended June 30, 2017 includes a tax benefit of $4 million and a pre-tax benefit of $3 million for the accrued interest reversal.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - EARNINGS PER SHARE OF COMMON STOCK

Upon completion of the Merger, each share of DuPont Common Stock was converted into the right to receive 1.2820 fully paid and non-assessable shares of DowDuPont Common Stock, in addition to cash in lieu of any fractional shares of DowDuPont Common Stock issued and therefore earnings per share of common stock information is not presented for the Successor periods.

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the Predecessor periods indicated below:

	Predecessor
(In millions, except share amounts)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$717	$1,888
Preferred dividends	(3)	(5)
Income from continuing operations after income taxes available to DuPont common stockholders	714	1,883

Income from discontinued operations after income taxes available to DuPont common stockholders	145	87

Net income available to common stockholders	$859	$1,970

Denominator:
Weighted-average number of common shares outstanding - Basic	868,481,000	867,496,000
Dilutive effect of the company’s employee compensation plans	4,269,000	4,424,000
Weighted-average number of common shares outstanding - Diluted	872,750,000	871,920,000

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

	Predecessor
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Average number of stock options	—	3,000

NOTE 11 - INVENTORIES

	Successor
(In millions)	June 30, 2018	December 31, 2017
Finished products	$3,645	$4,500
Semi-finished products	1,300	2,769
Raw materials	520	371
Stores and supplies	306	447
Total	$5,771	$8,087
Adjustment of inventories to a last-in, first out (LIFO) basis	532	546
Total inventories	$6,303	$8,633

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill for the six months ended June 30, 2018:

(In millions)
Balance as of December 31, 2017	$45,589
Currency translation adjustment	(484)
Measurement period adjustments - Merger	394
Measurement period adjustments - H&N Business	11
Balance as of June 30, 2018	$45,510

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	Successor
(In millions)	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer-related	$9,412	$(469)	$8,943	$9,502	$(186)	$9,316
Developed technology	4,497	(390)	4,107	4,364	(144)	4,220
Trademarks/trade names	1,086	(70)	1,016	1,117	(26)	1,091
Favorable supply contracts	475	(64)	411	495	(17)	478
Microbial cell factories	391	(14)	377	397	(6)	391
Other[1]	378	(20)	358	459	(10)	449
Total other intangible assets with finite lives	16,239	(1,027)	15,212	16,334	(389)	15,945

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development ("IPR&D")	630	—	630	660	—	660
Germplasm[2]	6,265	—	6,265	6,265	—	6,265
Trademarks / trade names	4,759	—	4,759	4,856	—	4,856
Total other intangible assets	11,654	—	11,654	11,781	—	11,781
Total	$27,893	$(1,027)	$26,866	$28,115	$(389)	$27,726

1.	Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $333 million and $648 million for the three and six months ended June 30, 2018, respectively, and $57 million and $108 million for the three and six months ended June 30, 2017, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2018 and each of the next five years is approximately $618 million, $1,254 million, $1,244 million, $1,228 million, $1,221 million and $1,207 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Repurchase Facility
In February 2018, the company entered into a new committed receivable repurchase facility of up to $1,300 million (the "2018 Repurchase Facility") which expires in December 2018. From time to time, the company and the banks modify the monthly commitment amounts to better align with working capital requirements. Under the 2018 Repurchase Facility, DuPont may sell a portfolio of available and eligible outstanding agriculture product line customer notes receivables to participating institutions and simultaneously agree to repurchase at a future date. The 2018 Repurchase Facility is considered a secured borrowing with the customer notes receivable inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2018 Repurchase Facility have an interest rate of LIBOR + 0.75 percent.

As of June 30, 2018, $1,208 million of notes receivable, recorded in accounts and notes receivable - net, were pledged as collateral against outstanding borrowings under the 2018 Repurchase Facility of $1,150 million, recorded in short-term borrowings and capital lease obligations on the interim Condensed Consolidated Balance Sheet.

Term Loan and Revolving Credit Facilities
In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4,500 million (as may be amended, from time to time, the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and funding a portion of DowDuPont's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At June 30, 2018, the company had made three term loan borrowings in an aggregate principal amount of $1,500 million and had unused commitments of $3,000 million under the Term Loan Facility.

In addition, in 2018 the company amended its $3,000 million revolving credit facility to extend the maturity date to June 2020.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of June 30, 2018, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, and customers. At June 30, 2018 and December 31, 2017, the company had directly guaranteed $292 million and $297 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 24 percent of the $89 million of guaranteed obligations of customers. Set forth below are the company's guaranteed obligations at June 30, 2018.

The following tables provide a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at June 30, 2018 (Successor)	Final Expiration Year	Maximum Future Payments
(In millions)
Obligations for customers[1]:
Bank borrowings	2022	$89
Obligations for non-consolidated affiliates[2]:
Bank borrowings	2018	167
Residual value guarantees[3]	2029	36
Total guarantees		$292

1.
Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices.  Of the total maximum future payments, $85 million had terms less than a year.

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

PFOA Matters
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works' plant in West Virginia. Pursuant to the Separation Agreement discussed in Note 4, the company is indemnified by Chemours for the PFOA matters discussed below and has recorded a total indemnification asset of $16 million.

U.S. Environmental Protection Agency (“EPA") and New Jersey Department of Environmental Protection (“NJDEP”)
DuPont is obligated under agreements with the EPA, including a 2009 consent decree to which Chemours was added in 2017, and has made voluntary commitments to the NJDEP. These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA. At June 30, 2018, the company had an accrual of $16 million related to these obligations and voluntary commitments. The company recorded an indemnification asset corresponding to the accrual balance at June 30, 2018.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leach class members may pursue personal injury claims against DuPont only for the six human diseases for which the C8 Science Panel determined a probable link exists. Following the Leach Settlement, approximately 3,550 lawsuits alleging personal injury claims were filed in various federal and state courts in Ohio and West Virginia. These lawsuits were consolidated in multi-district litigation ("MDL") in the U.S. District Court for the Southern District of Ohio.

MDL Settlement
In the first quarter of 2017, the MDL was settled for $670.7 million in cash (the "MDL Settlement"), half of which was paid by Chemours and half paid by DuPont. The portion paid by DuPont was recorded, for the six months ended June 30, 2017, within loss from discontinued operations after income taxes in the interim Consolidated Income Statements. In 2017, all payments under the settlement agreement were made by both companies. DuPont’s payment was not subject to indemnification or reimbursement by Chemours.  In exchange for that payment, DuPont and Chemours are receiving releases of all claims by the settling plaintiffs. The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours. All of the MDL plaintiffs participated and resolved their claims within the MDL Settlement.

Post MDL Settlement PFOA Personal Injury Claims
The MDL Settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At June 30, 2018, about 35 lawsuits alleging personal injury, including kidney and testicular cancer, from exposure to PFOA in drinking water had been filed against the company in West Virginia and Ohio.

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

Water Utility and Related Actions
Actions filed by local water utilities pending in Alabama state and New Jersey federal court allege contamination from PFOA, and in the case of the Alabama action, perfluorinated chemicals and compounds, including PFOA, (“PFCs”) used in co-defendant manufacturers’ operations. In February 2018, the State of Ohio filed an action in Ohio state court alleging natural resource damages from historical PFOA emissions from the Washington Works site. The plaintiffs in these actions seek monetary damages, remediation and other costs/damages.

While it is reasonably possible that the company could incur liabilities related to the post MDL Settlement PFOA personal injury claims and the water utility and related actions described above, any such liabilities are not expected to be material. Chemours is defending and indemnifying the company in these matters in accordance with the amendment to the Separation Agreement discussed below.

Amendment to Separation Agreement
Concurrent with the MDL Settlement, DuPont and Chemours amended the Separation Agreement to provide for a limited sharing of potential future PFOA liabilities (i.e., indemnifiable losses, as defined in the Separation Agreement) for a period of five years beginning July 6, 2017. During that five-year period, Chemours will annually pay future PFOA liabilities up to $25 million and, if such amount is exceeded, DuPont would pay any excess amount up to the next $25 million (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess liabilities. After the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Separation Agreement will continue unchanged.  There have been no charges incurred by DuPont under this arrangement through June 30, 2018. Chemours has also agreed that it will not contest its liability to DuPont under the Separation Agreement for PFOA liabilities on the basis of ostensible defenses generally applicable to the indemnification provisions under the Separation Agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Separation Agreement.

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

In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served the company with a grand jury subpoena for testimony and the production of documents related to alleged discharges of GenX from the Fayetteville Works facility into the Cape Fear River. DuPont has been served with additional subpoenas relating to the same issue and in the second quarter 2018, received a subpoena expanding the scope to any PFCs discharged from the Fayetteville Works facility into the Cape Fear River. It is possible that these ongoing inquiries and investigations, including the grand jury subpoena, could result in penalties or sanctions, or that additional litigation will be instituted against Chemours and/or the company.

At June 30, 2018, several actions are pending in federal court against Chemours and the company. These actions have been consolidated into a single purported class action, on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. These actions relate to the alleged discharge of certain PFCs into the river from the operations and wastewater treatment at the Fayetteville Works facility and seek various relief including medical monitoring, property damages and injunctive relief. Separate actions filed by the various North Carolina water authorities including Cape Fear Public Utility Authority and Brunswick County, North Carolina, have been consolidated into one action for purposes of litigation and seek actual and punitive damages as well as injunctive relief. In addition, an action remains pending in North Carolina state court on behalf of about 100 plaintiffs who own property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site.

Management believes the probability of loss with respect to these actions is remote.

The company has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At June 30, 2018, Chemours is defending and indemnifying the company in the pending civil actions.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At June 30, 2018, the company had accrued obligations of $426 million for probable environmental remediation and restoration costs, including $60 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Condensed Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $860 million above the amount accrued at June 30, 2018. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

Pursuant to the Separation Agreement, the company is indemnified by Chemours for certain environmental matters, included in the liability of $426 million, that have an estimated liability of $236 million as of June 30, 2018, and a potential exposure that ranges up to approximately $420 million above the amount accrued. As such, the company has recorded an indemnification asset of $236 million corresponding to the company’s accrual balance related to these matters at June 30, 2018, including $41 million related to the Superfund sites.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - STOCKHOLDERS' EQUITY

Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive (loss) income are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2017
Balance January 1, 2017 (Predecessor)	$(2,843)	$7	$(6,720)	$(357)	$2	$(9,911)
Other comprehensive income (loss) before reclassifications	653	2	(47)	—	1	609
Amounts reclassified from accumulated other comprehensive (loss) income	—	(13)	244	7	(1)	237
Net other comprehensive income (loss)	653	(11)	197	7	—	846
Balance June 30, 2017	$(2,190)	$(4)	$(6,523)	$(350)	$2	$(9,065)

2018
Balance January 1, 2018 (Successor)	$(454)	$(2)	$128	$(53)	$—	$(381)
Other comprehensive (loss) income before reclassifications	(966)	—	9	—	—	(957)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(5)	(2)	—	—	(7)
Net other comprehensive (loss) income	(966)	(5)	7	—	—	(964)
Balance June 30, 2018	$(1,420)	$(7)	$135	$(53)	$—	$(1,345)

1.
The cumulative translation adjustment gain for the six months ended June 30, 2017 is primarily driven by the weakening of the U.S. dollar ("USD") against the European Euro ("EUR"). The currency translation loss for the six months ended June 30, 2018 was primarily driven by the strengthening of the USD against the EUR and the Brazilian Real ("BRL").

The tax benefit (expense) on the net activity related to each component of other comprehensive (loss) income were as follows:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Derivative instruments	$5	$5	$1	$6
Pension benefit plans - net	—	(54)	(2)	(114)
Other benefit plans - net	—	(2)	—	(4)
Provision for income taxes related to other comprehensive income (loss) items	$5	$(51)	$(1)	$(112)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the reclassifications out of accumulated other comprehensive income (loss) is provided as follows:

	Successor	Predecessor	Successor	Predecessor	Income Classification
(In millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Derivative Instruments:	$(6)	$(13)	$(7)	$(21)	(1)
Tax expense	2	5	2	8	(2)
After-tax	$(4)	$(8)	$(5)	$(13)
Amortization of pension benefit plans:
Prior service benefit	—	(1)	—	(2)	(3)
Actuarial (gain) loss	(1)	189	(1)	379	(3)
Settlement gain	(1)	—	(1)	—	(3)
Total before tax	$(2)	$188	$(2)	$377
Tax benefit	—	(68)	—	(133)	(2)
After-tax	$(2)	$120	$(2)	$244
Amortization of other benefit plans:
Prior service benefit	—	(18)	—	(35)	(3)
Actuarial losses	—	23	—	46	(3)
Total before tax	$—	$5	$—	$11
Tax benefit	—	(2)	—	(4)	(2)
After-tax	$—	$3	$—	$7
Net realized losses on investments, before tax:	—	—	—	(1)	(4)
Tax expense	—	—	—	—	(2)
After-tax	$—	$—	$—	$(1)
Total reclassifications for the period, after-tax	$(6)	$115	$(7)	$237

1.	Cost of goods sold.

2.	Provision for income taxes from continuing operations.

3.
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 16 for additional information.

4.	Sundry income (expense) - net.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Defined Benefit Pension Plans:
Service cost	$33	$34	$67	$67
Interest cost	189	197	379	392
Expected return on plan assets	(301)	(309)	(604)	(617)
Amortization of unrecognized (gain) loss	(1)	189	(1)	379
Amortization of prior service benefit	—	(1)	—	(2)
Curtailment/settlement gain[1]	(4)	—	(4)	—
Net periodic benefit (credit) cost - Total	$(84)	$110	$(163)	$219
Less: Discontinued operations	—	1	—	2
Net periodic benefit (credit) cost - Continuing operations	$(84)	$109	$(163)	$217
Other Post Employment Benefits:
Service cost	$2	$2	$4	$4
Interest cost	22	23	43	45
Amortization of unrecognized loss	—	23	—	46
Amortization of prior service benefit	—	(18)	—	(35)
Net periodic benefit cost - Continuing operations	$24	$30	$47	$60

1.	The 2018 impact relates to the curtailment and settlement of pension plans in the U.S. and Australia.

In accordance with adopted ASU No. 2017-07, service costs are included in cost of goods sold, research and development expense and selling, general and administrative expenses in the interim Consolidated Income Statements. Non-service related components of net periodic benefit (credit) cost are included in sundry income (expense) - net in the interim Consolidated Income Statements. See Notes 1, 2 and 8 for additional information.

During the six months ended June 30, 2017, the company made contributions of $2,900 million to its principal U.S. pension plan funded through a debt offering in May of 2017; short-term borrowings, including commercial paper issuance; and cash.

NOTE 17 - FINANCIAL INSTRUMENTS

At June 30, 2018, the company had $3,020 million ($5,205 million at December 31, 2017) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $374 million ($952 million at December 31, 2017) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in cash and cash equivalents, marketable securities, and other current assets in the consolidated balance sheets.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts	Successor
(In millions)	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Commodity contracts	$145	$587
Derivatives not designated as hedging instruments:
Foreign currency contracts	3,866	3,922
Commodity contracts	8	6

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

The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Beginning balance	$9	$4	$(2)	$7
Additions and revaluations of derivatives designated as cash flow hedges	(12)	—	—	2
Clearance of hedge results to earnings	(4)	(8)	(5)	(13)
Ending balance	$(7)	$(4)	$(7)	$(4)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2018, an after-tax net loss of $5 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		Successor
		June 30, 2018
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$153	$(35)	$118
Commodity contracts	Other current assets	4	—	4
Total asset derivatives		$157	$(35)	$122

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$35	$9	$44
Total liability derivatives		$35	$9	$44

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

Effect of Derivative Instruments

	Amount of (Loss) Gain Recognized in OCI[1] - Pre-Tax
	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$(15)	$—	$1	$4
Total derivatives designated as hedging instruments	(15)	—	1	4
Total derivatives	$(15)	$—	$1	$4

1.	OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts[2]	$6	$13	$7	$21
Total derivatives designated as hedging instruments	6	13	7	21
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	177	(86)	(4)	(171)
Foreign currency contracts[4]	—	(1)	—	(1)
Commodity contracts[2]	8	—	5	4
Total derivatives not designated as hedging instruments	185	(87)	1	(168)
Total derivatives	$191	$(74)	$8	$(147)

1.	For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.

2.	Recorded in cost of goods sold.

3.
Gain recognized in sundry income (expense) - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 8 for additional information.

4.	Recorded in net sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 - FAIR VALUE MEASUREMENTS

The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

June 30, 2018	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$3,020
Marketable securities	374
Derivatives relating to:[2]
Commodities	4
Foreign currency	153
Total assets at fair value	$3,551
Liabilities at fair value:
Long-term debt	$11,186
Derivatives relating to:[2]
Foreign currency	35
Total liabilities at fair value	$11,221

1.
Time deposits included in cash and cash equivalents and money market funds included in other current assets in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value.

2.	See Note 17 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

December 31, 2017	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$5,205
Marketable securities	952
Derivatives relating to:[2]
Foreign currency	46
Total assets at fair value	$6,203
Liabilities at fair value:
Long-term debt	$11,560
Derivatives relating to:[2]
Foreign currency	79
Total liabilities at fair value	$11,639

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

Recent Developments
DowDuPont Merger of Equals
DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Dow") and DuPont (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Dow and DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. DowDuPont intends to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont and customary closing conditions, the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax-efficient transactions (collectively, the "Intended Business Separations"). DowDuPont anticipates materials science separating about April 1, 2019, and expects agriculture and specialty products to separate about June 1, 2019.

On February 26, 2018, DowDuPont announced the corporate brand names that each company plans to assume once the Intended Business Separations occur. Materials science will be called Dow, agriculture will be called CortevaTM Agriscience, and specialty products will be called DuPont.

As a condition of the regulatory approval for the Merger Transaction, the company was required to divest certain assets related to its crop protection business and research and development ("R&D") organization (the "Divested Ag Business"). On March 31, 2017, the company entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, and effective upon the closing of the transaction on November 1, 2017, FMC acquired the Divested Ag Business and DuPont acquired certain assets relating to FMC’s Health and Nutrition segment (the "H&N Business") (collectively, the "FMC Transactions"). On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the Acquired H&N Business. See Note 3 for further information regarding the divestiture. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within income from discontinued operations after income taxes in the interim Consolidated Income Statements for all periods presented.

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted.  The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. In the fourth quarter of 2017, the company recorded a net benefit in provision for taxes on continuing operations of $2.0 billion, which consisted of a provisional net benefit of $2.7 billion due to the reduction of the U.S. federal corporate income tax rate, partially offset by a provisional charge of $715 million due to the transition tax. At June 30, 2018, the company had not yet completed its accounting for the tax effects of enactment of the Act; however, in the three and six months ended June 30, 2018, the company recorded charges of $7 million and $55 million, respectively, to provision for income taxes on continuing operations with respect to the remeasurement of the company's deferred tax balance. In addition, the company recorded a charge of $16 million associated with an indirect impact of The Act related to certain inventory for the six months ended June 30, 2018. The company continues to refine its calculations as additional information and guidance becomes available.

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

In connection with these actions, the company recorded pre-tax charges of $94 million and $191 million for the three and six months ended June 30, 2018, respectively.

Future cash payments related to this program are anticipated to be approximately $330 million to $400 million, primarily related to the payment of severance and related benefits and contract termination costs. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions. The company anticipates including savings associated with these actions within DowDuPont's cost synergy commitment of $3.3 billion associated with the Merger Transaction.

Tyvek® Capacity Expansion
In June 2018, DuPont announced plans to invest more than $400 million in its safety and construction product line to increase capacity for the manufacture of Tyvek® nonwoven materials at its Luxembourg site due to growing global demand. The production expansion, which includes investment in a new building and a third operating line at the site, is scheduled to occur over the next three years, with commercial production expected to begin in 2021.

Impact From Recently Enacted Tariffs
Certain countries where the company’s products are manufactured, distributed or sold have recently enacted or are considering imposing new tariffs on certain products. The company has analyzed the potential impact from tariffs that took effect on July 6, 2018 and does not expect such tariffs will have a material impact on its results of operations in 2018 because of the company’s mitigation actions and its global asset base. The company will continue to monitor the situation and take actions, where possible, to mitigate any potential impact as events unfold.

Note on Financial Presentation
For purposes of DowDuPont's financial statement presentation, Dow was determined to be the accounting acquirer in the Merger and DuPont's assets and liabilities are reflected at fair value as of the Merger Effectiveness Time. In connection with the Merger and the related accounting determination, the company has elected to apply push-down accounting and reflect in its financial statements, the fair value of its assets and liabilities. DuPont's Consolidated Financial Statements for periods following the close of the Merger are labeled “Successor” and reflect DowDuPont’s basis in the fair values of the assets and liabilities of DuPont. All periods prior to the closing of the Merger reflect the historical accounting basis in DuPont's assets and liabilities and are labeled “Predecessor.” The interim Consolidated Financial Statements and Footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. In addition, the company has elected to make certain changes in presentation to harmonize its accounting and reporting with that of DowDuPont in the Successor period. See Note 1, "Summary of Significant Accounting Policies" in the company's 2017 Annual Report for further discussion of these changes and Note 3 to the interim Consolidated Financial Statements for additional information on the Merger.

Selected Financial Data

	Successor	Predecessor	Successor	Predecessor
In millions, except per share amounts	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net sales	$8,545	$6,971	$15,244	$14,290

Cost of goods sold	$5,669	$3,963	$10,516	$8,115
Percent of net sales	66.3%	56.8%	69.0%	56.8%

Research and development expenses	$396	$387	$778	$755
Percent of net sales	4.6%	5.6%	5.1%	5.3%

Selling, general and administrative expenses	$1,182	$1,256	$2,141	$2,446
Percent of net sales	13.8%	18.0%	14.0%	17.1%

Effective tax rate on continuing operations	21.5%	10.4%	36.1%	12.9%

Net income	$514	$869	$293	$1,990

Net income available for common stockholders		$859		$1,970

Basic earnings per share of common stock from continuing operations		$0.82		$2.17
Diluted earnings per share of common stock from continuing operations		$0.82		$2.16

Results of Operations

Net Sales
Net sales were $8.5 billion and $7.0 billion for the three months ended June 30, 2018 and 2017, respectively. The change was primarily driven by 29 percent higher sales in U.S. & Canada, mainly driven by recovery from weather-related delays to the start of the planting seasons in the Northern Hemisphere in the agriculture product line. Sales also increased in EMEA and Asia Pacific driven by higher volume and currency benefits in those regions.

	Successor		Predecessor
	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Net Sales ($ Billions)%		Net Sales ($ Billions)%
Worldwide	$8.5	100	$7.0	100
U.S. & Canada	4.8	56	3.7	53
Europe, Middle East & Africa (EMEA)	1.5	18	1.3	18
Asia Pacific	1.7	20	1.5	22
Latin America	0.5	6	0.5	7

Net sales were $15.2 billion and $14.3 billion for the six months ended June 30, 2018 and 2017, respectively. The change was primarily driven by sales increases in EMEA and Asia Pacific of 17 percent and 12 percent, respectively, driven by higher volume and currency benefits in those regions.

	Successor		Predecessor
	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Net Sales ($ Billions)%		Net Sales ($ Billions)%
Worldwide	$15.2	100	$14.3	100
U.S. & Canada	7.3	48	7.2	51
Europe, Middle East & Africa (EMEA)	3.7	25	3.2	22
Asia Pacific	3.2	21	2.9	20
Latin America	1.0	6	1.0	7

In the interim Consolidated Income Statements, royalty income is included within net sales in the Successor periods and is included in sundry income (expense) - net in the Predecessor periods. Royalty income does not have a significant impact on any period presented.

Cost of Goods Sold ("COGS")
COGS was $5.7 billion and $4.0 billion for the three months ended June 30, 2018 and 2017, respectively. The change was primarily driven by the amortization of the inventory step-up of $682 million during the second quarter of 2018. COGS also increased due to the elimination of the other operating charges financial statement line item in the Successor period, higher depreciation related to the fair value step up of property, plant and equipment, and higher sales volume.

COGS as a percentage of net sales was 66 percent and 57 percent for the three months ended June 30, 2018 and 2017, respectively. The amortization of the inventory step-up was 8 percent of net sales in the Successor period. The remaining COGS increase as a percentage of net sales in the Successor period is due to the items discussed above.

COGS was $10.5 billion and $8.1 billion for the six months ended June 30, 2018 and 2017, respectively. The change was primarily driven by the amortization of the inventory step-up of $1.4 billion during the first half of 2018 as well as increased expenses due to the elimination of the other operating charges financial statement line item in the Successor period and higher depreciation related to the fair value step up of property, plant and equipment.

COGS as a percentage of net sales was 69 percent and 57 percent for the six months ended June 30, 2018 and 2017, respectively. The amortization of the inventory step-up was 9 percent of net sales in the Successor period. The remaining COGS increase as a percentage of net sales in the Successor period is due to the items discussed above.

See Note 3 to the interim Consolidated Financial Statements for additional information regarding the Merger, including the valuation of inventory.

Other Operating Charges
Other operating charges were $168 million and $368 million for the three and six months ended June 30, 2017, respectively. In the Successor periods, other operating charges are included primarily in COGS, as well as selling, general and administrative expenses and amortization of intangibles.

Research and Development Expense
R&D expense was $396 million and $387 million for the three months ended June 30, 2018 and 2017, respectively. R&D as a percentage of net sales was 5 percent and 6 percent for the three months ended June 30, 2018 and 2017, respectively.

R&D expense was $778 million and $755 million for the six months ended June 30, 2018 and 2017, respectively. R&D as a percentage of net sales was 5 percent and 5 percent for the six months ended June 30, 2018 and 2017, respectively.

The changes for the three and six months ended June 30, 2018 were primarily driven by an increase in R&D expense for the agriculture and health and nutrition product lines.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $1.2 billion and $1.3 billion for the three months ended June 30, 2018 and 2017, respectively. In the Successor periods, integration and separation costs and amortization of intangibles are presented as line items on the interim Consolidated Income Statement. During the three months ended June 30, 2017, the company incurred $201 million of transaction costs in connection with the Merger and the Intended Business Separations.

SG&A as a percentage of net sales was 14 percent and 18 percent for the three months ended June 30, 2018 and 2017, respectively. Transaction costs were 3 percent of net sales for the three months ended June 30, 2017.

SG&A expenses were $2.1 billion and $2.4 billion for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2017, the company incurred $371 million of transaction costs in connection with the Merger and the Intended Business Separations.

SG&A as a percentage of net sales was 14 percent and 17 percent for the six months ended June 30, 2018 and 2017, respectively. Transaction costs were 3 percent of net sales for the six months ended June 30, 2017.

Amortization of Intangibles
Intangible asset amortization was $333 million and $648 million for the three and six months ended June 30, 2018, respectively. In the Predecessor periods, amortization of intangibles was included within SG&A; other operating charges; R&D; and COGS. See Note 3 to the interim Consolidated Financial Statements for further information regarding the Merger, including the valuation of intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $91 million and $160 million for the three months ended June 30, 2018 and 2017, respectively. The majority of the activity in the second quarter 2018 related to the Synergy Program. The charges in the second quarter 2017 related to the closure of the safety and construction product line at the Cooper River manufacturing site located near Charleston, South Carolina as part of the 2017 restructuring program.

Restructuring and asset related charges - net were $188 million and $312 million for the six months ended June 30, 2018 and 2017, respectively. The majority of the activity in the first half of 2018 related to the Synergy Program. The charges in the first half of 2017 related to the 2017 restructuring program.

See Note 6 to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs were $327 million and $582 million for the three and six months ended June 30, 2018, respectively. In the Predecessor periods, integration and separation costs were included within SG&A. See Note 1 to the interim Consolidated Financial Statements for further discussion of the changes in presentation.

Sundry Income (Expense) - Net
Sundry income (expense) - net was income of $194 million and expense of $132 million for the three months ended June 30, 2018 and 2017, respectively. The three months ended June 30, 2018 included exchange gains of $23 million, interest income of $30 million and a non-operating pension and other post employment benefit credit of $95 million. The non-operating pension and other post employment benefit credit in the second quarter of 2018 was a result of the absence of the amortization of net losses from accumulated other comprehensive loss. The three months ended June 30, 2017 included a net exchange loss of $140 million and non-operating pension and other post employment benefit costs of $104 million. These losses were offset by interest income of $32 million and royalty income of $28 million.

Sundry income (expense) - net was income $241 million and $70 million for the six months ended June 30, 2018 and 2017, respectively. The six months ended June 30, 2018 included a net exchange loss of $109 million, offset by a non-operating pension and other post employment benefit credit of $187 million and interest income of $58 million. The six months ended June 30, 2017 included a net exchange loss of $199 million and non-operating pension and other post employment benefit costs of $208 million. These losses were partially offset by a pre-tax gain of $162 million associated with the sale of the global food safety diagnostics business, interest income of $57 million, and the inclusion of royalty income of $73 million in the Predecessor period.

See Note 8 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $86 million and $99 million for the three months ended June 30, 2018 and 2017, respectively. Interest expense was $166 million and $183 million for the six months ended June 30, 2018 and 2017, respectively. The changes for the three and six months ended June 30, 2018 were primarily driven by debt amortization as a result of reflecting the company’s debt at fair value upon the effective date of the Merger, partially offset by higher average debt balances.

Provision for Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $141 million for the second quarter 2018 on pre-tax income from continuing operations of $655 million, resulting in an effective tax rate of 21.5 percent. The effective tax rate was favorably impacted by the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent. Other favorable effective tax rate impacts related to costs associated with the Merger with Dow and restructuring and asset related charges as well as geographic mix of earnings were offset by unfavorable effective tax rate impacts associated with non-tax-deductible amortization of the fair value step-up in DuPont’s inventories as a result of the Merger, the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions, and an incremental net provisional charge of $7 million associated with the enactment of the Act.

The company’s provision for income taxes on continuing operations was $84 million for the second quarter 2017 on pre-tax income of $806 million, resulting in an effective tax rate of 10.4 percent. The effective tax rate was favorably impacted by certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions, as well as the impact of the costs associated with the planned Merger with Dow and related activities. These impacts were partially offset by a tax charge of $29 million related to the elimination of a tax benefit originally recorded in 2016 due to a second quarter 2017 U.S. discretionary pension contribution.

The company’s provision for income taxes on continuing operations was $168 million for the six months ended June 30, 2018 on pre-tax income from continuing operations of $466 million, resulting in an effective tax rate of 36.1 percent. The effective tax rate was unfavorably impacted by non-tax-deductible amortization of the fair value step-up in DuPont’s inventories as a result of the Merger, in addition to an incremental net provisional charge of $55 million associated with the enactment of the Act. These unfavorable impacts were partially offset by favorable impacts associated with the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent, as well as the impact of costs associated with the Merger with Dow and restructuring and asset related charges.

The company’s provision for income taxes on continuing operations was $281 million for the six months ended June 30, 2017 on pre-tax income of $2,181 million, resulting in an effective tax rate of 12.9 percent. The effective tax rate was favorably impacted by certain net exchange gains recognized on the re-measurement of the net monetary asset positions which were not taxable in their local jurisdictions. Other favorable effective tax rate impacts include tax benefits related to a reduction in the company's unrecognized tax benefits due to the closure of various tax statutes of limitations, the impact of costs associated with the planned Merger with Dow and restructuring and asset related charges, as well as geographic mix of earnings. These impacts were partially offset by the unfavorable tax consequences of non-deductible goodwill associated with the gain on the sale of the company's global food safety diagnostic business in the first quarter 2017.

Recent Accounting Pronouncements
See Note 2 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2017 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the six months ended June 30, 2018.

	Successor
(Dollars in millions)	June 30, 2018	December 31, 2017
Cash, cash equivalents and marketable securities	$4,795	$8,202
Total debt	13,429	13,070

The company's cash, cash equivalents and marketable securities at June 30, 2018 and December 31, 2017 are $4.8 billion and $8.2 billion, respectively. The decrease of $3.4 billion was primarily due to funding the company’s seasonal working capital needs and distributions to DowDuPont.

Total debt at June 30, 2018 and December 31, 2017 was $13.4 billion and $13.1 billion, respectively.

The company believes its ability to generate cash from operations and access to capital markets will be adequate to meet anticipated cash requirements to fund its working capital, capital spending, debt maturities as well as distributions and other intercompany transfers to DowDuPont which relies on distributions from DuPont and Dow to fund payment of its costs and expenses. DuPont’s current strong financial position, liquidity and credit ratings continue to provide access as needed to the capital markets. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing, committed receivable repurchase facilities and asset sales.

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

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as may be amended, from time to time, the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and funding a portion of DowDuPont's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At June 30, 2018, the company had made three term loan borrowings in an aggregate principal amount of $1.5 billion and had unused commitments of $3.0 billion under the Term Loan Facility. In addition, in 2018 the company amended its $3 billion revolving credit facility to extend the maturity date to June 2020.

The Term Loan Facility and the revolving credit facility contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to DuPont’s long-term public debt. The Term Loan Facility and the revolving credit facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667. At June 30, 2018, the company was in compliance with this financial covenant.

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

The company has access to approximately $6.8 billion in committed and uncommitted unused credit lines compared to $6.7 billion as of December 31, 2017. These unused credit lines provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, and funding a portion of DowDuPont's costs and expenses.

The company's cash, cash equivalents and marketable securities at June 30, 2018 and December 31, 2017 are $4.8 billion and $8.2 billion, respectively, of which $4.2 billion at June 30, 2018 and $7.9 billion at December 31, 2017 was held by subsidiaries in foreign countries, including United States territories. The company is currently evaluating the impact of The Act on its permanent reinvestment assertion. The Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the company (see Note 9 to the interim Consolidated Financial Statements for further details of The Act). A tax liability has been accrued for the estimated U.S. federal tax on all unrepatriated earnings as of December 31, 2017 in accordance with The Act. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The company has the ability to repatriate additional funds to the US, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. During 2018, the company has and expects to continue repatriating certain funds from its foreign subsidiaries that are not needed to finance local operations or separation activities; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the consolidated financial statements of the company.

The company is evaluating making a discretionary contribution in the third quarter of 2018 to its principal U.S. pension plan. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity. The determination to make such a contribution as well as the amount of any such contribution, depends on a number of factors including tax-deductible limits and capital structure considerations. In 2017, DuPont made contributions of $2.9 billion to its principal U.S. pension plan and expects the amount of any contribution made to this plan in 2018 to be less than half of the contributions DuPont made to this plan in 2017.

Summary of Cash Flows
Cash used for operating activities was $1.6 billion for the six months ended June 30, 2018 and $4.1 billion for the six months ended June 30, 2017. The decrease was due to higher pension contributions in 2017, partially offset by higher tax payments and higher integration and separation costs in 2018.

Cash provided by investing activities was $34 million for the six months ended June 30, 2018 compared to $1.9 billion used by investing activities for the six months ended June 30, 2017. The change was due primarily to decreased purchases of marketable securities partially offset by lower proceeds from sales of businesses and other assets.

Cash used by financing activities was $1.2 billion for the six months ended June 30, 2018 compared to $4.5 billion provided by financing activities for the six months ended June 30, 2017. The change was due primarily to higher borrowings in 2017 related to pension contributions and increased distributions to DowDuPont to support share repurchases.

As of the consummation of the Merger, shares of DuPont common stock held publicly were redeemed and DuPont's common stock is owned solely by its parent company, DowDuPont. DuPont's preferred stock remains issued and outstanding, and DuPont continues to be responsible for dividends on its preferred stock; however, the obligation is not material to the company's liquidity. Dividend payments to shareholders of DuPont preferred stock totaled $5 million in the six months ended June 30, 2018.

DowDuPont relies on distributions and other intercompany transfers from DuPont and Dow to fund payment of its costs and expenses. In November 2017, DowDuPont's Board of Directors authorized an initial $4 billion share repurchase program to buy back shares of DowDuPont common stock. In February and April of 2018, the Board declared first and second quarter dividends of $0.38 per share of DowDuPont common stock payable.  In the six months ended June 30, 2018, DuPont declared and paid distributions to DowDuPont of about $1.7 billion, primarily to fund a portion of DowDuPont’s first and second quarter share repurchases and dividend payments.

On June 25, 2018, DowDuPont declared a dividend of $0.38 per share, payable on September 14, 2018, to its shareholders of record on August 31, 2018. DuPont’s amount of this shareholder dividend has not yet been determined. The company expects to declare and pay a dividend to DowDuPont in September 2018.

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

Critical Accounting Estimates
The company's significant accounting policies are more fully described in Note 1 in the company's 2017 Annual Report. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

Valuation of Assets and Impairment Considerations
The company’s assets and liabilities were measured at fair value as of the date of the Merger, and as a result, any declines in projected cash flows could have a material, negative impact on the fair value of the company's reporting units and assets and therefore result in an impairment. The company believes at this time all of the reporting units with goodwill and indefinite-lived intangible assets are at risk to have impairment charges in future periods as the carrying value and fair value of these reporting units and assets were equal at the date of the Merger resulting in little, if any, margin of fair value in excess of carrying value. The dynamic economic environments in which the company's diversified product lines operate, and key economic and product line assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors, circumstances and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.

The company’s goodwill and indefinite-lived intangibles by reporting unit at June 30, 2018 is shown below (in millions):

Reporting Unit	Goodwill	Indefinite-Lived Intangible Assets
Agriculture	$13,267	$8,749
Electronics and Communications	4,037	495
Protection Solutions	5,473	260
Nutrition and Health	8,833	1,437
Transportation and Advanced Polymers	6,360	310
Packaging and Specialty Plastics	3,597	—
Industrial Biosciences	3,394	403
Clean Tech	549	—
Total	$45,510	$11,654

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value. During the third quarter 2018, strategic business reviews will commence with the focus on alignment of the businesses to DowDuPont’s overall growth strategy which includes a focus on core business offerings and higher margin product lines. Strategic decisions resulting from these reviews will be considered and could result in changes to the factors and assumptions used to determine the fair value of DowDuPont's reporting units and indefinite-lived intangible assets from those made in the purchase accounting from the Merger and the 2017 annual impairment testing process. Changes to those assumptions could significantly impact the results of goodwill and indefinite-lived intangible assets impairment testing including a potential third quarter impairment.

For further detailed information related to valuation of assets and impairment considerations, see the company’s 2017 Annual Report, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2017 can be found in the company's 2017 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements. With the exception of the item below, there have been no material changes in the company's contractual obligations since December 31, 2017.

		Payments Due In
(Dollars in millions)	Total at June 30, 2018	Remainder of 2018	2019-2020	2021-2022	2023 and beyond
Purchase obligations
Raw material obligations	$1,999	$544	$759	$677	$19

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2018, the company's Chief Executive Officer ("CEO")" and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

Fayetteville Works Facility, Fayetteville, North Carolina
In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served the company with a grand jury subpoena for testimony and the production of documents related to alleged discharges of GenX from the Fayetteville Works facility into the Cape Fear River. DuPont has been served with additional subpoenas relating to the same issue and in the second quarter 2018, received a subpoena expanding the scope to any PFCs discharged from the Fayetteville Works facility into the Cape Fear River. Additional information related to this matter is included in Note 14 to the interim Consolidated Financial Statements under the heading Fayetteville Works Facility, North Carolina.

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at the company’s La Porte facility. The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont continues to cooperate with governmental agencies, including the U.S. Environmental Protection Agency ("EPA"), the Chemical Safety Board and the Department of Justice ("DOJ"), which are still conducting investigations. These investigations could result in sanctions and civil or criminal penalties against the company. In the second quarter 2018, DuPont and EPA reached a resolution-in-principle regarding certain EPA civil claims. The resolution-in-principle, for $3.1 million, is subject to court approval and public notice.

Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The descriptions are included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934.

La Porte Plant, La Porte, Texas - EPA Multimedia Inspection
The EPA conducted a multimedia inspection at the La Porte facility in January 2008. DuPont, EPA and DOJ began discussions in the Fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These discussions, which include possible resolutory actions, continue.

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, DuPont began discussions with EPA and DOJ related to multimedia inspections that EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. These discussions, which include possible resolutory actions, continue.

Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors discussed in Part I, Item 1A, Risk Factors, in the company's 2017 Annual Report.

Item 5. OTHER INFORMATION

As noted in Note 2 to the interim Consolidated Financial Statements, effective January 1, 2018, the company adopted Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. In addition, registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. In connection with the adoption of ASU No. 2017-07 in the first quarter of 2018, the company retrospectively reclassified the non-service components of net periodic benefit cost to sundry income (expense) - net. The following tables summarize the reclassification of those costs from cost of goods sold, research and development expense, and selling, general and administrative expenses to sundry income (expense) - net in the Consolidated Income Statements:

Summary of Changes to the Consolidated Income Statement (Unaudited)	For the Period September 1 through December 31, 2017 (Successor)
(in millions)	As reported	Effect of Change	Updated
Cost of goods sold	$6,165	$75	$6,240
Research and development expense	$473	$19	$492
Selling, general and administrative expenses	$1,101	$40	$1,141
Sundry income - net	$90	$134	$224

Summary of Changes to the Consolidated Income Statement (Unaudited)	For the Period January 1 through August 31, 2017 (Predecessor)
(in millions)	As reported	Effect of Change	Updated
Cost of goods sold	$10,205	$(153)	$10,052
Research and development expense	$1,064	$(42)	$1,022
Selling, general and administrative expenses	$3,306	$(84)	$3,222
Sundry income (expense) - net	$166	$(279)	$(113)

Summary of Changes to the Consolidated Income Statement (Unaudited)	For the Year Ended December 31, 2016 (Predecessor)
(in millions)	As reported	Effect of Change	Updated
Cost of goods sold	$13,955	$(18)	$13,937
Research and development expense	$1,502	$(6)	$1,496
Selling, general and administrative expenses	$4,143	$(16)	$4,127
Sundry income (expense) - net	$707	$(40)	$667

Summary of Changes to the Consolidated Income Statement (Unaudited)	For the Year Ended December 31, 2015 (Predecessor)
(in millions)	As reported	Effect of Change	Updated
Cost of goods sold	$14,591	$(168)	$14,423
Research and development expense	$1,735	$(56)	$1,679
Selling, general and administrative expenses	$4,428	$(150)	$4,278
Sundry income (expense) - net	$690	$(374)	$316

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	August 3, 2018

By:	/s/ Nicholas C. Fanandakis

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