Form 10-Q
period 2018-09-30
DUPONT E I DE NEMOURS & CO
filed 2018-11-02
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The Registrant had 100 shares of common stock, $0.30 par value, outstanding at September 30, 2018, all of which are held by DowDuPont Inc.

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

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Successor		Predecessor
(In millions, except per share amounts)	Three Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017
Net sales	$5,294	$1,735	$2,991
Cost of goods sold	3,686	1,531	1,937
Other operating charges			136
Research and development expense	367	120	267
Selling, general and administrative expenses	823	276	776
Amortization of intangibles	307	89
Restructuring and asset related charges - net	182	40	11
Integration and separation costs	344	71
Goodwill impairment charge	4,503	—	—
Sundry income (expense) - net	52	121	(183)
Interest expense	82	27	71
Loss from continuing operations before income taxes	(4,948)	(298)	(390)
Provision for (benefit from) income taxes on continuing operations	12	(23)	(132)
Loss from continuing operations after income taxes	(4,960)	(275)	(258)
(Loss) income from discontinued operations after income taxes	—	(20)	29
Net loss	(4,960)	(295)	(229)
Net (loss) income attributable to noncontrolling interests	—	(2)	5
Net loss attributable to DuPont	$(4,960)	$(293)	$(234)
Basic (loss) earnings per share of common stock:
Basic loss per share of common stock from continuing operations			$(0.30)
Basic earnings per share of common stock from discontinued operations			0.03
Basic loss per share of common stock			$(0.27)
Diluted (loss) earnings per share of common stock:
Diluted loss per share of common stock from continuing operations			$(0.30)
Diluted earnings per share of common stock from discontinued operations			0.03
Diluted loss per share of common stock			$(0.27)
Dividends declared per share of common stock			$0.38

See Notes to the Consolidated Financial Statements beginning on page 8.

E. I. du Pont de Nemours and Company
Consolidated Statements of Operations (Unaudited)

	Successor		Predecessor
(In millions, except per share amounts)	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Net sales	$20,538	$1,735	$17,281
Cost of goods sold	14,202	1,531	10,052
Other operating charges			504
Research and development expense	1,145	120	1,022
Selling, general and administrative expenses	2,964	276	3,222
Amortization of intangibles	955	89
Restructuring and asset related charges - net	370	40	323
Integration and separation costs	926	71
Goodwill impairment charge	4,503	—	—
Sundry income (expense) - net	293	121	(113)
Interest expense	248	27	254
(Loss) income from continuing operations before income taxes	(4,482)	(298)	1,791
Provision for (benefit from) income taxes on continuing operations	180	(23)	149
(Loss) income from continuing operations after income taxes	(4,662)	(275)	1,642
(Loss) income from discontinued operations after income taxes	(5)	(20)	119
Net (loss) income	(4,667)	(295)	1,761
Net income (loss) attributable to noncontrolling interests	8	(2)	20
Net (loss) income attributable to DuPont	$(4,675)	$(293)	$1,741
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations			$1.86
Basic earnings per share of common stock from discontinued operations			0.13
Basic earnings per share of common stock			$2.00
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations			$1.85
Diluted earnings per share of common stock from discontinued operations			0.13
Diluted earnings per share of common stock			$1.99
Dividends declared per share of common stock			$1.14

See Notes to the Consolidated Financial Statements beginning on page 8.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Successor		Predecessor
(In millions)	Three Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017
Net loss	$(4,960)	$(295)	$(229)
Other comprehensive (loss) income - net of tax:
Cumulative translation adjustments	(76)	(572)	389
Adjustments to pension benefit plans	4	—	50
Adjustments to other benefit plans	—	—	3
Derivative instruments	(3)	—	1
Total other comprehensive (loss) income	(75)	(572)	443
Comprehensive (loss) income	(5,035)	(867)	214
Comprehensive (loss) income attributable to noncontrolling interests - net of tax	—	(2)	5
Comprehensive (loss) income attributable to DuPont	$(5,035)	$(865)	$209

	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Net (loss) income	$(4,667)	$(295)	$1,761
Other comprehensive (loss) income - net of tax:
Cumulative translation adjustments	(1,042)	(572)	1,042
Adjustments to pension benefit plans	11	—	247
Adjustments to other benefit plans	—	—	10
Derivative instruments	(8)	—	(10)
Total other comprehensive (loss) income	(1,039)	(572)	1,289
Comprehensive (loss) income	(5,706)	(867)	3,050
Comprehensive income (loss) attributable to noncontrolling interests - net of tax	8	(2)	20
Comprehensive (loss) income attributable to DuPont	$(5,714)	$(865)	$3,030

See Notes to the Consolidated Financial Statements beginning on page 8.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share amounts)	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$3,536	$7,250
Marketable securities	264	952
Accounts and notes receivable - net	7,079	5,239
Inventories	6,852	8,633
Other current assets	1,188	981
Total current assets	18,919	23,055
Investment in nonconsolidated affiliates	1,416	1,595
Property, plant and equipment - net of accumulated depreciation (September 30, 2018 - $1,367; December 31, 2017 - $443)	11,832	12,435
Goodwill	40,988	45,589
Other intangible assets	26,454	27,726
Deferred income taxes	276	480
Other assets	1,839	2,084
Total Assets	$101,724	$112,964
Liabilities and Equity
Current liabilities
Short-term borrowings and capital lease obligations	$4,360	$2,779
Accounts payable	4,208	4,831
Income taxes payable	88	149
Accrued and other current liabilities	2,612	4,384
Total current liabilities	11,268	12,143
Long-Term Debt	10,208	10,291
Other Noncurrent Liabilities
Deferred income tax liabilities	5,456	5,836
Pension and other post employment benefits - noncurrent	6,151	7,787
Other noncurrent obligations	1,667	1,975
Total noncurrent liabilities	23,482	25,889
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at September 30, 2018 and December 31, 2017:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; issued at September 30, 2018 and December 31, 2017 - 100	—	—
Additional paid-in capital	74,909	74,727
(Accumulated deficit) retained earnings	(6,988)	175
Accumulated other comprehensive loss	(1,420)	(381)
Total DuPont stockholders’ equity	66,740	74,760
Noncontrolling interests	234	172
Total equity	66,974	74,932
Total Liabilities and Equity	$101,724	$112,964

See Notes to the Consolidated Financial Statements beginning on page 8.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Operating activities
Net (loss) income	$(4,667)	$(295)	$1,761
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	1,948	200	749
Provision for deferred income tax	119	211
Net periodic pension (benefit) cost	(242)	(28)	295
Pension contributions	(1,266)	(19)	(3,024)
Net gain on sales of property, businesses, consolidated companies, and investments	(11)	(1)	(204)
Restructuring and asset related charges - net	370	40
Asset related charges			279
Amortization of inventory step-up	1,494	429
Goodwill impairment charge	4,503	—	—
Other net loss (gain)	306	(61)	481
Changes in operating assets and liabilities - net	(5,115)	(786)	(4,286)
Cash used for operating activities	(2,561)	(310)	(3,949)
Investing activities
Capital expenditures	(911)	(92)	(687)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	54	1	300
Acquisitions of businesses - net of cash acquired	—	3	(246)
Investments in and loans to nonconsolidated affiliates	—	—	(22)
Purchases of investments	(1,235)	(26)	(5,457)
Proceeds from sales and maturities of investments	1,930	1,049	3,977
Foreign currency exchange contract settlements			(206)
Other investing activities - net	(4)	—	(41)
Cash (used for) provided by investing activities	(166)	935	(2,382)
Financing activities
Change in short-term (less than 90 days) borrowings	2,381	588	3,610
Proceeds from issuance of long-term debt	756	—	2,734
Payments on long-term debt	(1,534)	(41)	(229)
Proceeds from exercise of stock options	81	11	235
Dividends paid to stockholders	(7)	(326)	(666)
Distributions to DowDuPont	(2,481)	—
Other financing activities	(48)	(2)	(52)
Cash (used for) provided by financing activities	(852)	230	5,632
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(187)	(69)	187
Change in cash classified as held for sale	—	(37)	(31)
(Decrease) increase in cash, cash equivalents and restricted cash	(3,766)	749	(543)
Cash, cash equivalents and restricted cash at beginning of period	7,808	4,005	4,548
Cash, cash equivalents and restricted cash at end of period	$4,042	$4,754	$4,005

See Notes to the Consolidated Financial Statements beginning on page 8.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E.I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2017, collectively referred to as the “2017 Annual Report.”  The interim Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

Principles of Consolidation and Basis of Presentation
DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Dow") and DuPont (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Dow and DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. DowDuPont intends to pursue, subject to certain customary conditions, including, among others, the effectiveness of registration statements filed with the U.S. Securities and Exchange Commission ("SEC") and approval by the Board of Directors of DowDuPont, the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax-efficient transactions (collectively, the "Intended Business Separations").

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

On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the H&N Business. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The comprehensive income and cash flows related to the Divested Ag Business have not been segregated and are included in the interim Consolidated Statements of Comprehensive (Loss) Income and interim Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to the Divested Ag Business are consistently included or excluded from the Notes to the interim Consolidated Financial Statements based on the respective financial statement line item. See Note 4 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain reclassifications of prior year's data have been made to conform to current year's presentation. As described in Note 2, effective January 1, 2018, the company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In conjunction with the adoption of this ASU, the company retrospectively reclassified the non-service components of net periodic benefit cost in the interim Consolidated Statements of Operations. See Note 2 for more information.

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

Within the Successor periods of the interim Consolidated Statements of Operations:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect on the interim Condensed Consolidated Statement of Cash Flows was not material. The following table summarizes the effects of adopting the new accounting standard related to revenue recognition on the company's interim Condensed Consolidated Balance Sheet:

	September 30, 2018
(In millions, except per share amounts)	As Reported	Effect of Change	Balance without Adoption of Topic 606
Current assets
Accounts and notes receivable - net	$7,079	$(22)	$7,057
Inventories	6,852	12	6,864
Other current assets	1,188	(59)	1,129

Deferred income taxes	$276	$(1)	$275

Liabilities and Equity
Current liabilities
Accrued and other current liabilities	$2,612	$(40)	$2,572

Deferred income tax liabilities	$5,456	$(8)	$5,448

Accumulated deficit	$(6,988)	$(22)	$(7,010)

In accordance with Topic 606, the impact of adoption to the company’s interim Consolidated Statements of Operations primarily related to the accounting for interest income from its customer financing arrangements in the agriculture product line.  Under previous guidance, the company recorded the interest income from these arrangements over the financing period within sundry income (expense) - net.  Under Topic 606, the company elected the practical expedient and does not adjust the promised amount of consideration for the effects of a significant financing component for contracts where payment terms are one year or less. Accordingly, the entire arrangement consideration is recorded in net sales upon satisfaction of the performance obligation. Performance obligations for these arrangements are generally satisfied during the first half of the fiscal year, consistent with the North America growing season. The following tables summarize the effects of adopting the new accounting standard related to revenue recognition on the company's interim Consolidated Statements of Operations for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30, 2018 (Successor)
(In millions, except per share amounts)	As Reported	Effect of Change	Balance without Adoption of Topic 606
Net sales	$5,294	$(3)	$5,291
Sundry income - net	$52	$20	$72
Loss from continuing operations before income taxes	$(4,948)	$17	$(4,931)
Provision for income taxes on continuing operations	$12	$4	$16
Loss from continuing operations after income taxes	$(4,960)	$13	$(4,947)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Nine Months Ended September 30, 2018 (Successor)
(In millions, except per share amounts)	As Reported	Effect of Change	Balance without Adoption of Topic 606
Net sales	$20,538	$(75)	$20,463
Sundry income - net	$293	$57	$350
Loss from continuing operations before income taxes	$(4,482)	$(18)	$(4,500)
Provision for income taxes on continuing operations	$180	$(4)	$176
Loss from continuing operations after income taxes	$(4,662)	$(14)	$(4,676)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. The new standard must be adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic benefit cost in assets. The company adopted this guidance on January 1, 2018, and will record the other components of net periodic benefit cost in sundry income (expense) - net. The following tables summarize the reclassification of those costs from cost of goods sold, research and development expense, and selling, general and administrative expenses to sundry income (expense) - net in the interim Consolidated Statements of Operations:

Summary of Changes to the interim Consolidated Statement of Operations	For the Month Ended September 30, 2017 (Successor)
(in millions)	As Reported	Effect of Change	Updated
Cost of goods sold	$1,511	$20	$1,531
Research and development expense	$116	$4	$120
Selling, general and administrative expenses	$267	$9	$276
Sundry income (expense) - net	$88	$33	$121

Summary of Changes to the interim Consolidated Statement of Operations	For the Period July 1 - August 31, 2017 (Predecessor)
(in millions)	As Reported	Effect of Change	Updated
Cost of goods sold	$1,975	$(38)	$1,937
Research and development expense	$278	$(11)	$267
Selling, general and administrative expenses	$798	$(22)	$776
Sundry income (expense) - net	$(112)	$(71)	$(183)

Summary of Changes to the interim Consolidated Statement of Operations	For the Period January 1 - August 31, 2017 (Predecessor)
(in millions)	As Reported	Effect of Change	Updated
Cost of goods sold	$10,205	$(153)	$10,052
Research and development expense	$1,064	$(42)	$1,022
Selling, general and administrative expenses	$3,306	$(84)	$3,222
Sundry income (expense) - net	$166	$(279)	$(113)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Guidance Issued But Not Adopted as of September 30, 2018
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under the new guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The company has a cross-functional team in place to evaluate and implement the new guidance. The team continues to review existing lease arrangements and has engaged a third party to assist with the collection of lease data. The company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The impact of applying other practical expedients and accounting policy elections has been evaluated and the company is in the process of documenting the related considerations and decisions. The company is currently implementing a software solution in connection with the adoption of this ASU; however, this system is still being developed to comply with the new ASU.  The company continues to enhance accounting systems and update business processes and controls related to the new guidance for leases. Collectively, these activities are expected to facilitate the company's ability to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019. The company is working to quantify the impact and anticipates that the adoption of the new standard will result in a material increase in lease-related assets and liabilities in the Consolidated Balance Sheets. The impact to the company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows is not expected to be material. The company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. A complete discussion of these leases is included in the company's 2017 Annual Report in Note 14, "Commitments and Contingent Liabilities."

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.  This amendment modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and the effects of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. New disclosures include the interest crediting rates for cash balance plans, and an explanation of significant gains and losses related to changes in benefit obligations. The new standard is effective for fiscal years beginning after December 15, 2020, and must be applied retrospectively for all periods presented. Early adoption is permitted. The company is currently evaluating the timing of adoption and the impact this guidance will have on the Consolidated Financial Statements and related disclosures, but does not expect there to be a significant impact.

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

Prior to the Merger, shares of DuPont Common Stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended and listed on the New York Stock Exchange (the “NYSE”). As a result of the Merger, on August 31, 2017, the company requested that the NYSE withdraw the shares of DuPont Common Stock from listing on the NYSE and filed a Form 25 with the SEC to report that DuPont Common Stock is no longer listed on the NYSE. DuPont continues to have preferred stock outstanding and it remains listed on the NYSE. DowDuPont Common Stock is listed and trades on the NYSE, ticker symbol DWDP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the final fair value that was allocated to DuPont's assets and liabilities based upon fair values as determined by DowDuPont. The valuation process to determine the fair values is complete. For the nine months ended September 30, 2018, DowDuPont made measurement period adjustments to reflect facts and circumstances in existence as of the Merger Effectiveness Time. These adjustments primarily included a $392 million increase in goodwill, a $257 million decrease in property, plant, and equipment, and a $150 million decrease in indefinite-lived trademarks and trade names and customer-related assets.

Final fair value
(In millions)
Fair Value of Assets as of the Merger Effectiveness Time
Cash and cash equivalents	$4,005
Marketable securities	2,849
Accounts and notes receivable	7,834
Inventories	8,805
Other current assets	420
Investment in nonconsolidated affiliates	1,596
Assets held for sale - current	3,732
Property, plant and equipment	11,684
Goodwill	45,497
Other intangible assets	27,071
Deferred income tax assets	279
Other assets	2,066
Total Assets	$115,838
Fair Value of Liabilities
Short-term borrowings and capital lease obligations	$5,319
Accounts payable	3,298
Income taxes payable	261
Accrued and other current liabilities	3,517
Liabilities held for sale - current	125
Long-term debt	9,878
Deferred income tax liabilities	8,259
Pension and other post employment benefits - noncurrent	8,056
Other noncurrent obligations	1,967
Total Liabilities	$40,680
Noncontrolling interests	239
Preferred stock	239
Fair Value of Net Assets (Consideration for the Merger)	$74,680

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Integration and Separation Costs
Integration and separation costs have been and are expected to be significant. These costs to date primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger and the Intended Business Separations. These costs are recorded within integration and separation costs in the Successor periods and within selling, general and administrative expenses in the Predecessor periods within the interim Consolidated Statements of Operations.

	Successor		Predecessor
(In millions)	Three Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017
Integration and separation costs	$344	$71
Selling, general and administrative expenses			$210

	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Integration and separation costs	$926	$71
Selling, general and administrative expenses			$581

H&N Business
On November 1, 2017, the company completed the FMC Transactions through the acquisition of the H&N Business and the divestiture of the Divested Ag Business. The acquisition is being integrated into the nutrition and health product line to enhance DuPont’s position as a leading provider of sustainable, bio-based food ingredients and allow for expanded capabilities in the pharma excipients space. The company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. The preliminary fair value allocated to the assets acquired and liabilities assumed for the H&N Business at November 1, 2017 was $1,970 million. The valuation process is currently in the process of being finalized as the company has reached the end of the measurement period on November 1, 2018.  There are no material updates to the preliminary purchase accounting and purchase price allocation. For additional information regarding the acquisition of the H&N Business, see Note 3, "Business Combinations," in the 2017 Annual Report.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended September 30, 2018, the company recorded a loss from discontinued operations before income taxes related to the Divested Ag Business of $10 million ($5 million after tax). The following table summarizes the results of operations of the Divested Ag Business presented as discontinued operations for the successor period September 1 through September 30, 2017 and the predecessor periods July 1 through August 31, 2017 and January 1 through August 31, 2017:

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	For the Period January 1 - August 31, 2017
Net sales	$116	$191	$1,068
Cost of goods sold	110	79	412
Other operating charges		5	17
Research and development expenses	9	24	95
Selling, general and administrative expenses	29	46	146
Sundry income - net	—	—	7
(Loss) income from discontinued operations before income taxes	(32)	37	405
(Benefit from) provision for income taxes	(12)	8	79
(Loss) income from discontinued operations after income taxes	$(20)	$29	$326

The following table presents depreciation and capital expenditures of the discontinued operations related to the Divested Ag Business:

	Successor	Predecessor
(In millions)	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017	For the Period January 1 - August 31, 2017
Depreciation	$—	$5	$21
Capital expenditures	$4	$—	$8

Food Safety Diagnostic Sale
In February 2017, the company completed the sale of global food safety diagnostics to Hygiena LLC.  The sale resulted in a pre-tax gain of $162 million ($86 million after tax). The gain was recorded in sundry income (expense) - net in the company's interim Consolidated Statement of Operations for the period January 1 through August 31, 2017.

Performance Chemicals
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Chemours Separation"). In connection with the Chemours Separation, the company and The Chemours Company ("Chemours") entered into a Separation Agreement (the "Chemours Separation Agreement"). Pursuant to the Chemours Separation Agreement and the amendment to the Chemours Separation Agreement, as discussed below, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In 2017, DuPont and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future perfluorooctanoic acid (“PFOA”) liabilities for a period of five years beginning July 6, 2017. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At September 30, 2018, the indemnification assets are $95 million within accounts and notes receivable - net and $313 million within other assets along with the corresponding liabilities of $95 million within accrued and other current liabilities and $313 million within other noncurrent obligations in the interim Condensed Consolidated Balance Sheet. See Note 14 for further discussion of the amendment to the Chemours Separation Agreement and certain litigation and environmental matters indemnified by Chemours.

Income from discontinued operations after taxes during the period January 1 through August 31, 2017 includes a tax benefit of $10 million associated with an adjustment to the tax benefit recognized in the first quarter of 2017 related to the charge for the PFOA multidistrict litigation settlement. Income from discontinued operations after income taxes for the period January 1 through August 31, 2017 includes a charge of $335 million ($214 million after tax) in connection with the PFOA multi-district litigation settlement. See Note 14 for further discussion.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The transaction price includes estimates of variable consideration, such as rights of return, rebates, and discounts, that are reductions in revenue. All estimates are based on the company's historical experience, anticipated performance, and the company's best judgment at the time the estimate is made. Estimates of variable consideration included in the transaction price utilize either the expected value method or most likely amount depending on the nature of the variable consideration. These estimates are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. The majority of contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit. For contracts with multiple performance obligations, DuPont allocates the transaction price to each performance obligation based on the relative standalone selling price. The standalone selling price is the observable price which depicts the price as if sold to a similar customer in similar circumstances.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Contract Balances	September 30, 2018	Topic 606 Adjustments January 1, 2018	December 31, 2017
(In millions)
Accounts and notes receivable - trade[1]	$5,766	$87	$3,976
Contract assets - current[2]	$46	$40	$—
Deferred revenue - current[3]	$334	$2	$2,014
Deferred revenue - noncurrent[4]	$38	$—	$48

1.	Included in accounts and notes receivable - net in the Consolidated Balance Sheets.

2.	Included in other current assets in the Consolidated Balance Sheets.

3.	Included in accrued and other current liabilities in the Consolidated Balance Sheets.

4.	Included in other noncurrent obligations in the Consolidated Balance Sheets.

The change in deferred revenue from December 31, 2017 to September 30, 2018 was substantially due to the timing of agriculture product line seed deliveries to customers for the North America growing season. Revenue recognized during the nine months ended September 30, 2018 from amounts included in deferred revenue at the beginning of the period was $1,906 million.

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

The company has one reportable segment with the following principal product lines: agriculture, packaging and specialty plastics, electronics and imaging, nutrition and health, industrial biosciences, transportation and advanced polymers, and safety and construction. The company believes disaggregation of revenue by principal product line best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows. Net sales by principal product line are included below:

(In millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Agriculture	$994	$7,395
Packaging and Specialty Plastics	389	1,224
Electronics and Imaging	518	1,598
Nutrition and Health	1,000	3,081
Industrial Biosciences	407	1,242
Transportation and Advanced Polymers	1,111	3,374
Safety and Construction	873	2,617
Other	2	7
Total	$5,294	$20,538

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales are attributed to geographic regions based on customer location. Net sales by geographic region are included below:

(In millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
U.S. & Canada	$1,649	$8,919
EMEA[1]	1,253	4,983
Asia Pacific	1,617	4,889
Latin America	775	1,747
Total	$5,294	$20,538

1.	Europe, Middle East, and Africa ("EMEA").

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The Synergy Program is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, DuPont expects to record total pre-tax restructuring charges of $460 million to $715 million, comprised of approximately $350 million to $400 million of severance and related benefits costs; $110 million to $140 million of costs related to contract terminations; and up to $175 million of asset related charges.

For the three and nine months ended September 30, 2018, the company recorded pre-tax charges of $61 million and $252 million, respectively, recognized in restructuring and asset related charges - net in the company's interim Consolidated Statements of Operations. The charge for the three months ended September 30, 2018 was comprised of severance and related benefit costs of $24 million, contract termination costs of $9 million and asset related charges of $28 million. The charge for the nine months ended September 30, 2018, was comprised of severance and related benefit costs of $176 million, contract termination costs of $42 million and asset related charges of $34 million. The company recorded pre-tax restructuring charges of $40 million for the period September 1 through September 30, 2017 comprised of severance and related benefit costs. The company recorded pre-tax restructuring charges of $439 million to date under the Synergy Program.

Substantially all the remaining restructuring charges are expected to be incurred in 2018 and the related actions, including employee separations, associated with this plan are expected to be substantially complete by the end of 2019.

DuPont account balances and activity for the Synergy Program are summarized below:

(In millions)	Severance and Related Benefit Costs	Contract Termination Charges	Asset Related Charges	Total
Balance at December 31, 2017	$133	$28	$—	$161
Charges to income from continuing operations for the nine months ended September 30, 2018	176	42	34	252
Payments	(86)	(31)	—	(117)
Net translation adjustment	(2)	—	—	(2)
Asset write-offs	—	—	(34)	(34)
Balance at September 30, 2018	$221	$39	$—	$260

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2017 Restructuring Program
At September 30, 2018, total liabilities related to the program were $7 million. The actions associated with this plan were substantially complete in 2017. A complete discussion of restructuring initiatives is included in the company's 2017 Annual Report in Note 5, "Restructuring and Asset Related Charges - Net."

The company incurred pre-tax charges of $1 million and $313 million for the periods July 1 through August 31, 2017 and January 1 through August 31, 2017, respectively, recognized in restructuring and asset related charges - net in the company's interim Consolidated Statements of Operations. The charge for the period July 1 through August 31, 2017 is severance and related benefit costs. The charge for the period January 1 through August 31, 2017 was comprised of $279 million of asset related charges and $34 million in severance and related benefit costs. The asset related charges mainly consist of accelerated depreciation associated with the closure of the safety and construction product line at the Cooper River manufacturing site located near Charleston, South Carolina.

2016 Global Cost Savings and Restructuring Plan
The company incurred pre-tax charges of $10 million period July 1 through August 31, 2017 and January 1 through August 31, 2017, recognized in restructuring and asset related charges - net in the company's interim Consolidated Statements of Operations. The actions associated with this plan were substantially complete in 2017.

Asset Impairments
During the three and nine months ended September 30, 2018, the company recognized an $85 million pre-tax ($66 million after-tax) impairment charge in restructuring and asset related charges - net in the company's interim Consolidated Statements of Operations related to certain in-process research and development (“IPR&D") assets within the agriculture reporting unit. Refer to Note 12 for further information.

In addition, based on updated projections for the company’s investment in nonconsolidated affiliates in China related to the agriculture product line, management determined the fair value of the investment in nonconsolidated affiliates is below the carrying value and has no expectation the fair value will recover due to the continuing unfavorable regulatory environment including lack of intellectual property protection, uncertain product registration timing, and limited freedom to operate. As a result, management concluded the impairment is other than temporary and recorded an impairment charge of $41 million in restructuring and asset related charges - net in the company's interim Consolidated Statements of Operations, none of which is tax-deductible, for the three and nine months ended September 30, 2018.

NOTE 7 - RELATED PARTIES

Services Provided by and to Dow and its affiliates
Following the Merger, DuPont reports transactions with Dow and its affiliates as related party transactions. DuPont sells to and procures from Dow and its affiliates certain feedstocks and raw materials that are consumed in each company's manufacturing process, as well as finished goods. DuPont also provides to Dow and its affiliates certain seed production and distribution services.  The following table presents amounts due to or due from Dow and its affiliates at September 30, 2018 and December 31, 2017:

(In millions)	September 30, 2018	December 31, 2017
Accounts and notes receivable - net	$91	$12
Accounts payable	$117	$26

The table below presents revenue earned and expenses incurred in transactions with Dow and its affiliates following the Merger:

(In millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net sales	$73	$151
Cost of goods sold	$63	$126

For the three and nine months ended September 30, 2018, purchases from Dow and its affiliates were $73 million and $180 million, respectively. DuPont also received transfers of certain feedstocks and energy from Dow and its affiliates at cost which totaled $93 million and $259 million for the three and nine months ended September 30, 2018, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Transactions with DowDuPont
DowDuPont relies on distributions and other intercompany transfers from DuPont and Dow to fund payment of its costs and expenses. In November 2017, DowDuPont's Board of Directors authorized an initial $4,000 million share repurchase program to buy back shares of DowDuPont common stock. The $4,000 million share repurchase program was completed in the third quarter of 2018. In February, May and August 2018, the Board declared first, second and third quarter dividends per share of DowDuPont common stock payable on March 15, 2018, June 15, 2018 and September 15, 2018, respectively. For the nine months ended September 30, 2018, DuPont declared and paid distributions to DowDuPont of about $2,481 million, primarily to fund a portion of DowDuPont's first, second and third quarter share repurchases and dividend payments.

In addition, at September 30, 2018 and December 31, 2017, DuPont had a payable to DowDuPont of $250 million and $354 million, respectively, included in accounts payable in the Condensed Consolidated Balance Sheets related to its estimated 2017 and 2018 tax liability. See Note 9 for additional information.

NOTE 8 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Successor		Predecessor
(In millions)	Three Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017
Royalty income[1]			$11
Interest income	13	12	26
Equity in earnings (losses) of affiliates - net	13	(4)	13
Net (loss) gain on sales of businesses and other assets	(2)	1	2
Net exchange (losses) gains	(77)	77	(195)
Non-operating pension and other post employment benefit credit (cost)[2]	91	34	(70)
Miscellaneous income and expenses - net[3]	14	1	30
Sundry income (expense) - net	$52	$121	$(183)

Sundry Income (Expense) - Net	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Royalty income[1]			$84
Interest income	71	12	83
Equity in earnings (losses) of affiliates - net	46	(4)	55
Net gain on sales of businesses and other assets[4]	11	1	205
Net exchange (losses) gains	(186)	77	(394)
Non-operating pension and other post employment benefit credit (cost)[2]	278	34	(278)
Miscellaneous income and expenses - net[3]	73	1	132
Sundry income (expense) - net	$293	$121	$(113)

1.
In the Successor periods, royalty income of $26 million, $111 million, and $9 million is included in net sales for the three and nine months ended September 30, 2018 and for the period September 1 through September 30, 2017, respectively.

2.
Includes non-service related components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized (gain) loss, amortization of prior service benefit and curtailment/settlement gain).  See Note 2 for discussion of the retrospective adoption of ASU No. 2017-07.

3.	Miscellaneous income and expenses - net, includes interest accrued related to unrecognized tax benefits (Predecessor periods only), gains related to litigation settlements, and other items.

4.
Includes a pre-tax gain of $162 million ($86 million after tax) for the for the period January 1 through August 31, 2017 related to the sale of global food safety diagnostics. See Note 4 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the United States ("U.S."), whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in sundry income (expense) - net and the related tax impact is recorded in provision for income taxes on continuing operations in the interim Consolidated Statements of Operations.

	Successor		Predecessor
(In millions)	Three Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017
Subsidiary Monetary Position (Losses) Gains
Pre-tax exchange (losses) gains[1]	$(108)	$(35)	$65
Local tax benefits (expenses)	33	(31)	88
Net after-tax impact from subsidiary exchange (losses) gains	$(75)	$(66)	$153

Hedging Program Gains (Losses)
Pre-tax exchange gains (losses)	$31	$112	$(260)
Tax (expenses) benefits	(7)	(40)	94
Net after-tax impact from hedging program exchange gains (losses)	$24	$72	$(166)

Total Exchange (Losses) Gains
Pre-tax exchange (losses) gains	$(77)	$77	$(195)
Tax benefits (expenses)	26	(71)	182
Net after-tax exchange (losses) gains	$(51)	$6	$(13)

	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Subsidiary Monetary Position (Losses) Gains
Pre-tax exchange (losses) gains[1]	$(213)	$(35)	$37
Local tax benefits (expenses)	57	(31)	217
Net after-tax impact from subsidiary exchange (losses) gains	$(156)	$(66)	$254

Hedging Program Gains (Losses)
Pre-tax exchange gains (losses)[2]	$27	$112	$(431)
Tax (expenses) benefits	(6)	(40)	155
Net after-tax impact from hedging program exchange gains (losses)	$21	$72	$(276)

Total Exchange (Losses) Gains
Pre-tax exchange (losses) gains	$(186)	$77	$(394)
Tax benefits (expenses)	51	(71)	372
Net after-tax exchange (losses) gains	$(135)	$6	$(22)

1.	Includes a net $44 million and $80 million pre-tax exchange loss associated with the devaluation of the Argentine peso for the three and nine months ended September 30, 2018, respectively.

2.	Includes a $50 million foreign exchange loss for the nine months ended September 30, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the interim Condensed Consolidated Statements of Cash Flows.

(In millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$3,536	$7,250
Restricted cash	506	558
Total cash, cash equivalents and restricted cash	$4,042	$7,808

DuPont entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring DuPont to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at September 30, 2018 and December 31, 2017 is related to the Trust.

Accounts and Notes Receivable - Net
Accounts and notes receivable - net was $7,079 million at September 30, 2018 and $5,239 million at December 31, 2017. Notes receivable, which is a component of accounts and notes receivable - net, was $1,625 million at September 30, 2018 and $199 million at December 31, 2017. The increase was primarily due to normal seasonality in the sales and cash collections cycle in the agriculture product line.

NOTE 9 - INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At September 30, 2018, the company had not completed its accounting for the tax effects of The Act; however, as described below, the company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), during the measurement period, income tax effects of The Act may be refined upon obtaining, preparing, or analyzing additional information, and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretive guidance issued by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, the company is still analyzing certain aspects of The Act and refining its calculations. In the three and nine months ended September 30, 2018, benefits of $99 million and $44 million, respectively, were recorded to provision for income taxes on continuing operations in the company's interim Consolidated Statements of Operations to adjust the provisional amount related to the remeasurement of the company's deferred tax balance, resulting in a benefit of $2,760 million since the enactment of The Act. Of the $99 million benefit booked in the three months ended September 30, 2018, $114 million relates to the company's discretionary pension contribution in 2018, which was deducted on a 2017 tax return.

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

•
In the nine months ended September 30, 2018, the company recognized a charge of $16 million to provision for income taxes on continuing operations in the company's interim Consolidated Statements of Operations as a result of an indirect impact of the Act related to certain inventory.

•
For tax years beginning after December 31, 2017, The Act introduces new provisions for U.S. taxation of certain global intangible low-taxed income ("GILTI"). The company is evaluating the policy election on whether the additional liability will be recorded in the period in which it is incurred or recognized for the basis differences that would be expected to reverse in future years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the three months ended September 30, 2018, it was determined that a full valuation allowance against the net deferred tax asset position of a legal entity in Brazil was required. This determination was based on a change in judgment about the realizability of the deferred tax asset due to revised cash flow projections reflecting declines in the forecasted sales and profitability of the agriculture reporting unit in Latin America. The revised cash flow projections quantify the impacts of market conditions, events and circumstances that have developed throughout 2018. See Note 12 for additional information. As a result, the company recognized tax expense of $75 million in the three and nine months ended September 30, 2018.

During 2018, the company has and expects to continue repatriating certain funds from its foreign subsidiaries that are not needed to finance local operations or separation activities. During the three and nine months ended September 30, 2018, the company has recorded tax expense of $61 million associated with these repatriation activities.

During the three and nine months ended September 30, 2018, the company recognized tax expense of $27 million associated with the reduction of a tax benefit recorded in 2017 due to taxable income limitations triggered by the company's decision to deduct the third quarter 2018 principal U.S. pension plan contribution on its 2017 consolidated U.S. tax return.

During the three and nine months ended September 30, 2018, the company recognized tax expense of $26 million related to an internal entity restructuring associated with the Intended Business Separations.

During the period July 1 through August 31, 2017, the company recognized tax expense of $29 million associated with the elimination of a tax benefit recorded in 2016 due to taxable income limitations triggered by the company's decision to deduct the second quarter 2017 principal U.S. pension plan contribution on its 2016 consolidated U.S. tax return.

Additionally, during the period January 1 through August 31, 2017, the company recognized a tax benefit of $57 million, as well as a $50 million pre-tax benefit on associated accrued interest reversals, related to a reduction in the company's unrecognized tax benefits due to the closure of various tax statutes of limitations. Income from continuing operations during the period January 1 through August 31, 2017 includes a tax benefit of $53 million and a pre-tax benefit of $47 million for accrued interest reversals (recorded in sundry income (expense) - net). Income from discontinued operations during the period January 1 through August 31, 2017 includes a tax benefit of $4 million and a pre-tax benefit of $3 million for the accrued interest reversal.

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

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the Predecessor periods indicated below:

(In millions, except share amounts)	For the Period July 1 - August 31, 2017	For the Period January 1 - August 31, 2017
Numerator:
(Loss) income from continuing operations after income taxes attributable to DuPont	$(263)	$1,624
Preferred dividends	(2)	(7)
(Loss) income from continuing operations after income taxes available to DuPont common stockholders	(265)	1,617

Income from discontinued operations after income taxes available to DuPont common stockholders	29	117

Net (loss) income available to common stockholders	$(236)	$1,734

Denominator:
Weighted-average number of common shares outstanding - Basic	868,992,000	867,888,000
Dilutive effect of the company’s employee compensation plans[1]	—	4,532,000
Weighted-average number of common shares outstanding - Diluted[1]	868,992,000	872,420,000

1.
Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

	For the Period July 1 - August 31, 2017	For the Period January 1 - August 31, 2017
Average number of stock options	4,832,000	1,906

NOTE 11 - INVENTORIES

(In millions)	September 30, 2018	December 31, 2017
Finished products	$3,681	$4,500
Semi-finished products	1,810	2,769
Raw materials	508	371
Stores and supplies	338	447
Total	$6,337	$8,087
Adjustment of inventories to a last-in, first out ("LIFO") basis	515	546
Total inventories	$6,852	$8,633

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill for the nine months ended September 30, 2018:

(In millions)
Balance as of December 31, 2017	$45,589
Currency translation adjustment	(488)
Impairment loss	(4,503)
Measurement period adjustments - Merger	392
Measurement period adjustments - H&N Business	(2)
Balance as of September 30, 2018	$40,988

The company tests goodwill and intangible assets for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value. As mentioned in Note 1, in connection with the Merger, the company’s assets and liabilities were measured at fair value as of the date of the Merger. As the carrying value and the fair value of all reporting units and assets were equal at this date, this resulted in little, if any, margin of fair value in excess of carrying value. As a result, the company’s reporting units became susceptible to impairment for any decline in fair value.

In connection with the Merger, the company adopted the policy of DowDuPont and performs its annual goodwill impairment test in the fourth quarter.  In the fourth quarter 2017, a qualitative assessment was performed on all reporting units that carry goodwill. Based on the qualitative assessment, management concluded it was not more likely than not that the carrying value of the reporting unit exceeds the fair value of the reporting unit, and therefore no impairment was recorded.

During the three months ended September 30, 2018, and in connection with strategic business reviews, the company assembled updated cash flow projections. The revised cash flow projections of the agriculture reporting unit assessed and quantified the impacts of developing market conditions, events and circumstances that have evolved throughout 2018, resulting in a reduction in the forecasts of sales and profitability as compared to prior forecasts. The reduction in cash flow projections was principally driven by lower growth in sales and margins in North America and Latin America and unfavorable currency impacts related to the Brazilian real.  The lower growth expectation is driven by reduced planted area, an expected unfavorable shift to soybeans from corn in Latin America, and delays in expected product registrations. In addition, decreases in commodity prices and higher than anticipated industry grain inventories are expected to impact farmers’ income and buying choices resulting in shifts to lower technologies and pricing pressure. The company considered the combination of these factors and the resulting reduction in its forecasted projections for the agriculture reporting unit and determined it was more likely than not that the fair value of the agriculture reporting unit was less than the carrying value, thus requiring the performance of an updated goodwill and intangible asset impairment analysis for the agriculture reporting unit as of September 30, 2018.

The company performed an interim impairment analysis for the agriculture reporting unit using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs. The company’s significant estimates in this analysis include, but are not limited to, future cash flow projections, Merger-related cost and growth synergies, the weighted average cost of capital, the terminal growth rate, and the tax rate. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. The key assumption driving the change in fair value was the lower financial projections discussed above. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the company’s estimates. If the company’s ongoing estimates of future cash flows are not met, the company may have to record additional impairment charges in future periods. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategy. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Based on the analysis performed, the company determined that the carrying amount of the agriculture reporting unit exceeded its fair value resulting in a pre-tax, non-cash goodwill impairment charge of $4,503 million, reflected in goodwill impairment charge in the company’s interim Consolidated Statements of Operations for the three and nine months ended September 30, 2018. None of the charge was tax-deductible.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In reviewing the indefinite-lived intangible assets, the company also determined that the fair value of certain IPR&D assets had declined as a result of delays in timing of commercialization and increases to expected R&D costs. The company performed an analysis of the fair value using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy, as described in the company’s 2017 Annual Report in Note 1, “Summary of Significant Accounting Policies.” The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. As a result, the company recorded a pre-tax, non-cash intangible asset impairment charge of $85 million ($66 million after tax), which is reflected in restructuring and asset related charges - net, in the company's interim Consolidated Statements of Operations for the three and nine months ended September 30, 2018.

There were no other indicators for the company’s other reporting units that would suggest that it is more likely than not that the fair value is less than its carrying value at September 30, 2018. Due to the carrying value and fair value of these reporting units being equal at the date of the Merger resulting in little, if any, margin of fair value in excess of carrying value, the company believes these reporting units are at risk to have impairment charges in future periods. The company will perform its annual goodwill and intangible asset impairment test in the fourth quarter, which may result in additional impairments.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer-related	$9,385	$(607)	$8,778	$9,502	$(186)	$9,316
Developed technology	4,503	(502)	4,001	4,364	(144)	4,220
Trademarks/trade names	1,087	(92)	995	1,117	(26)	1,091
Favorable supply contracts	475	(88)	387	495	(17)	478
Microbial cell factories	394	(19)	375	397	(6)	391
Other[1]	376	(26)	350	459	(10)	449
Total other intangible assets with finite lives	16,220	(1,334)	14,886	16,334	(389)	15,945

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D2	545	—	545	660	—	660
Germplasm[3]	6,265	—	6,265	6,265	—	6,265
Trademarks / trade names	4,758	—	4,758	4,856	—	4,856
Total other intangible assets	11,568	—	11,568	11,781	—	11,781
Total	$27,788	$(1,334)	$26,454	$28,115	$(389)	$27,726

1.	Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

2.	Refer to discussion of interim impairment analysis completed above.

3.
Germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life.

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $307 million and $955 million for the three and nine months ended September 30, 2018, respectively, and $89 million, $31 million, and $139 million for the period September 1 through September 30, 2017, the period July 1 through August 31, 2017, and the period January 1 through August 31, 2017, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2018 and each of the next five years is approximately $311 million, $1,254 million, $1,244 million, $1,228 million, $1,221 million and $1,207 million, respectively.

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

As of September 30, 2018, $1,366 million of notes receivable, recorded in accounts and notes receivable - net, were pledged as collateral against outstanding borrowings under the 2018 Repurchase Facility of $1,300 million, recorded in short-term borrowings and capital lease obligations on the interim Condensed Consolidated Balance Sheet.

Term Loan and Revolving Credit Facilities
In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4,500 million (as may be amended, from time to time, the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and funding a portion of DowDuPont's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At September 30, 2018, the company had made four term loan borrowings in an aggregate principal amount of $2,000 million and had unused commitments of $2,500 million under the Term Loan Facility.

In 2018, the company also amended its $3,000 million revolving credit facility to extend the maturity date to June 2020.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of September 30, 2018, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, and customers. At September 30, 2018 and December 31, 2017, the company had directly guaranteed $282 million and $297 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 22 percent of the $75 million of guaranteed obligations of customers. Set forth below are the company's guaranteed obligations at September 30, 2018.

The following tables provide a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at September 30, 2018	Final Expiration Year	Maximum Future Payments
(In millions)
Obligations for customers[1]:
Bank borrowings	2022	$75
Obligations for non-consolidated affiliates[2]:
Bank borrowings	2018	166
Residual value guarantees[3]	2029	41
Total guarantees		$282

1.
Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices.  Of the total maximum future payments, $72 million had terms less than a year.

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

PFOA Matters
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works' plant in West Virginia. Pursuant to the Chemours Separation Agreement discussed in Note 4, the company is indemnified by Chemours for the PFOA matters discussed below and has recorded a total indemnification asset of $20 million.

U.S. Environmental Protection Agency (“EPA") and New Jersey Department of Environmental Protection (“NJDEP”)
DuPont is obligated under agreements with the EPA, including a 2009 consent decree to which Chemours was added in 2017, and has made voluntary commitments to the NJDEP. These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA. At September 30, 2018, the company had an accrual of $20 million related to these obligations and voluntary commitments. The company recorded an indemnification asset corresponding to the accrual balance at September 30, 2018.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leach class members may pursue personal injury claims against DuPont only for the six human diseases for which the C8 Science Panel determined a probable link exists. Following the Leach Settlement, approximately 3,550 lawsuits alleging personal injury claims were filed in various federal and state courts in Ohio and West Virginia. These lawsuits were consolidated in multi-district litigation ("MDL") in the U.S. District Court for the Southern District of Ohio ("S.D. Ohio").

MDL Settlement
In the first quarter of 2017, the MDL was settled for $670.7 million in cash (the "MDL Settlement"), half of which was paid by Chemours and half paid by DuPont. The portion paid by DuPont was recorded, for the period January 1 through August 31, 2017, within loss from discontinued operations after income taxes in the interim Consolidated Statements of Operations. In 2017, all payments under the settlement agreement were made by both companies. DuPont’s payment was not subject to indemnification or reimbursement by Chemours.  In exchange for that payment, DuPont and Chemours are receiving releases of all claims by the settling plaintiffs. The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours. All of the MDL plaintiffs participated and resolved their claims within the MDL Settlement.

Post MDL Settlement PFOA Personal Injury Claims
The MDL Settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At September 30, 2018, about 35 lawsuits alleging personal injury, including kidney and testicular cancer, from exposure to PFOA in drinking water had been filed against the company in West Virginia and Ohio. Nearly all these cases are pending in the existing MDL in S.D. Ohio. The court has ordered the parties to identify 4 cases each and prepare them for trial to begin in October 2019. A case that has not been transferred to the MDL is scheduled for trial in state court in Wood County, WV in April 2019.

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

While it is reasonably possible that the company could incur liabilities related to the post MDL Settlement PFOA personal injury claims and the water utility and related actions described above, any such liabilities are not expected to be material. Chemours is defending and indemnifying the company in these matters in accordance with the amendment to the Chemours Separation Agreement discussed below.

Amendment to Chemours Separation Agreement
Concurrent with the MDL Settlement, DuPont and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities (i.e., indemnifiable losses, as defined in the Chemours Separation Agreement) for a period of five years beginning July 6, 2017. During that five-year period, Chemours will annually pay future PFOA liabilities up to $25 million and, if such amount is exceeded, DuPont would pay any excess amount up to the next $25 million (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess liabilities. After the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged.  There have been no charges incurred by DuPont under this arrangement through September 30, 2018. Chemours has also agreed that it will not contest its liability to DuPont under the Chemours Separation Agreement for PFOA liabilities on the basis of ostensible defenses generally applicable to the indemnification provisions under the Chemours Separation Agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Chemours Separation Agreement.

It is possible that new lawsuits could be filed against DuPont related to PFOA that may not be within the scope of the MDL Settlement. Any such new litigation would be subject to indemnification by Chemours under the Chemours Separation Agreement, as amended.

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

At September 30, 2018, several actions are pending in federal court against Chemours and the company. These actions have been consolidated into a single purported class action, on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. These actions relate to the alleged discharge of certain PFCs into the river from the operations and wastewater treatment at the Fayetteville Works facility and seek various relief including medical monitoring, property damages and injunctive relief. Separate actions filed by the various North Carolina water authorities including Cape Fear Public Utility Authority and Brunswick County, North Carolina, have been consolidated into one action for purposes of litigation and seek actual and punitive damages as well as injunctive relief. In addition, an action remains pending in North Carolina state court on behalf of about 100 plaintiffs who own property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site.

While it is reasonably possible that the company could incur liabilities related to the actions described above, any such liabilities are not expected to be material.

The company has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At September 30, 2018, Chemours, with reservations, is defending and indemnifying the company in the pending civil actions.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At September 30, 2018, the company had accrued obligations of $417 million for probable environmental remediation and restoration costs, including $58 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the interim Condensed Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $825 million above the amount accrued at September 30, 2018. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

Pursuant to the Chemours Separation Agreement, the company is indemnified by Chemours for certain environmental matters, included in the liability of $417 million, that have an estimated liability of $228 million as of September 30, 2018, and a potential exposure that ranges up to approximately $395 million above the amount accrued. As such, the company has recorded an indemnification asset of $228 million corresponding to the company’s accrual balance related to these matters at September 30, 2018, including $39 million related to the Superfund sites.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - STOCKHOLDERS' EQUITY

Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive (loss) income are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2017
Balance January 1, 2017 (Predecessor)	$(2,843)	$7	$(6,720)	$(357)	$2	$(9,911)
Other comprehensive income (loss) before reclassifications	1,042	3	(78)	—	1	968
Amounts reclassified from accumulated other comprehensive (loss) income	—	(13)	325	10	(1)	321
Net other comprehensive income (loss)	1,042	(10)	247	10	—	1,289
Balance August 31, 2017 (Predecessor)	$(1,801)	$(3)	$(6,473)	$(347)	$2	$(8,622)

Balance September 1, 2017 (Successor)[2]	$—	$—	$—	$—	$—	$—
Other comprehensive loss before reclassifications	(572)	—	—	—	—	(572)
Net other comprehensive loss	(572)	—	—	—	—	(572)
Balance September 30, 2017 (Successor)	$(572)	$—	$—	$—	$—	$(572)

2018
Balance January 1, 2018 (Successor)	$(454)	$(2)	$128	$(53)	$—	$(381)
Other comprehensive (loss) income before reclassifications	(1,042)	(3)	14	—	—	(1,031)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(5)	(3)	—	—	(8)
Net other comprehensive (loss) income	(1,042)	(8)	11	—	—	(1,039)
Balance September 30, 2018 (Successor)	$(1,496)	$(10)	$139	$(53)	$—	$(1,420)

1.
The cumulative translation adjustment gain for the period January 1 through August 31, 2017 is primarily driven by the weakening of the USD against the European Euro ("EUR"). The currency translation loss for the period September 1 through September 30, 2017 is primarily driven by the modest strengthening of the USD against the EUR. The currency transaction loss for the nine months ended September 30, 2018 was primarily driven by the strengthening of the USD against the EUR and the Brazilian real ("BRL").

2.
In connection with the Merger, previously unrecognized prior service benefits and net losses related to DuPont's pension and other post employment benefit ("OPEB") plans were eliminated as a result of reflecting the balance sheet at fair value as of the date of the Merger. See Note 3 and 16 for further information regarding the Merger and pension and OPEB plans, respectively.

The tax expense on the net activity related to each component of other comprehensive (loss) income was as follows:

	Successor		Predecessor
(In millions)	Three Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017
Derivative instruments	$1	$—	$—
Pension benefit plans - net	(1)	—	(31)
Other benefit plans - net	—	—	(1)
Provision for income taxes related to other comprehensive (loss) income items	$—	$—	$(32)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Derivative instruments	$2	$—	$6
Pension benefit plans - net	(3)	—	(145)
Other benefit plans - net	—	—	(5)
Provision for income taxes related to other comprehensive (loss) income items	$(1)	$—	$(144)

A summary of the reclassifications out of accumulated other comprehensive (loss) income is provided as follows:

	Successor		Predecessor	Income Classification
(In millions)	Three Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017
Derivative Instruments:	$1	$—	$—	(1)
Tax expense	(1)	—	—	(2)
After-tax	$—	$—	$—
Amortization of pension benefit plans:
Prior service benefit	—	—	(1)	(3)
Actuarial losses	—	—	127	(3)
Settlement gain	(1)	—	—	(3)
Total before tax	$(1)	$—	$126
Tax benefit	—	—	(45)	(2)
After-tax	$(1)	$—	$81
Amortization of other benefit plans:
Prior service benefit	—	—	(11)	(3)
Actuarial losses	—	—	15	(3)
Total before tax	$—	$—	$4
Tax benefit	—	—	(1)	(2)
After-tax	$—	$—	$3
Total reclassifications for the period, after-tax	$(1)	$—	$84

1.	Cost of goods sold.

2.	Provision for income taxes from continuing operations.

3.
These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 16 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Successor		Predecessor	Income Classification
(In millions)	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Derivative Instruments:	$(6)	$—	$(21)	(1)
Tax expense	1	—	8	(2)
After-tax	$(5)	$—	$(13)
Amortization of pension benefit plans:
Prior service benefit	—	—	(3)	(3)
Actuarial (gain) loss	(1)	—	506	(3)
Settlement gain	(2)	—	—	(3)
Total before tax	$(3)	$—	$503
Tax benefit	—	—	(178)	(2)
After-tax	$(3)	$—	$325
Amortization of other benefit plans:
Prior service benefit	—	—	(46)	(3)
Actuarial losses	—	—	61	(3)
Total before tax	$—	$—	$15
Tax benefit	—	—	(5)	(2)
After-tax	$—	$—	$10
Net realized losses on investments, before tax:	—	—	(1)	(4)
Tax expense	—	—	—	(2)
After-tax	$—	$—	$(1)
Total reclassifications for the period, after-tax	$(8)	$—	$321

1.	Cost of goods sold.

2.	Provision for income taxes from continuing operations.

3.
These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit (credit) cost of the company's pension and other benefit plans. See Note 16 for additional information.

4.	Sundry income (expense) - net.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

During the period January 1 through August 31, 2017, the company made contributions of $2,900 million to its principal U.S. pension plan funded through a debt offering in May of 2017; short-term borrowings, including commercial paper issuance; and cash. The company made a discretionary contribution of $1,100 million in the third quarter of 2018 to its principal U.S. pension plan and increased its total 2018 estimated pension contributions to approximately $1,300 million, of which $1,266 million had been contributed through September 30, 2018.

The following sets forth the components of the company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

	Successor		Predecessor
(In millions)	Three Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017
Defined Benefit Pension Plans:
Service cost	$32	$12	$25
Interest cost	186	62	132
Expected return on plan assets	(299)	(102)	(207)
Amortization of unrecognized loss	—	—	127
Amortization of prior service benefit	—	—	(1)
Curtailment/settlement loss	2	—	—
Net periodic benefit (credit) cost - Total	$(79)	$(28)	$76
Less: Discontinued operations	—	—	1
Net periodic benefit (credit) cost - Continuing operations	$(79)	$(28)	$75
Other Post Employment Benefits:
Service cost	$3	$1	$2
Interest cost	20	6	15
Amortization of unrecognized loss	—	—	15
Amortization of prior service benefit	—	—	(11)
Net periodic benefit cost - Continuing operations	$23	$7	$21

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Defined Benefit Pension Plans:
Service cost	$99	$12	$92
Interest cost	565	62	524
Expected return on plan assets	(903)	(102)	(824)
Amortization of unrecognized (gain) loss	(1)	—	506
Amortization of prior service benefit	—	—	(3)
Curtailment/settlement gain	(2)	—	—
Net periodic benefit (credit) cost - Total	$(242)	$(28)	$295
Less: Discontinued operations	—	—	3
Net periodic benefit (credit) cost - Continuing operations	$(242)	$(28)	$292
Other Post Employment Benefits:
Service cost	$7	$1	$6
Interest cost	63	6	60
Amortization of unrecognized loss	—	—	61
Amortization of prior service benefit	—	—	(46)
Net periodic benefit cost - Continuing operations	$70	$7	$81

In accordance with adopted ASU No. 2017-07, service costs are included in cost of goods sold, research and development expense and selling, general and administrative expenses in the interim Consolidated Statements of Operations. Non-service related components of net periodic benefit (credit) cost are included in sundry income (expense) - net in the interim Consolidated Statements of Operations. See Notes 1, 2 and 8 for additional information.

NOTE 17 - FINANCIAL INSTRUMENTS

At September 30, 2018, the company had $2,641 million ($5,205 million at December 31, 2017) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $264 million ($952 million at December 31, 2017) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in cash and cash equivalents, marketable securities, and other current assets in the consolidated balance sheets.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts (In millions)	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Commodity contracts	$125	$587
Derivatives not designated as hedging instruments:
Foreign currency contracts	$3,159	$3,922
Commodity contracts	$12	$6

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

The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, after related tax effects, are minimized. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency-denominated revenues. The objective of the hedge program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the after-tax effect of cash flow hedges on accumulated other comprehensive loss:

	Successor		Predecessor
(In millions)	Three Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017
Beginning balance	$(7)	$—	$(4)
Additions and revaluations of derivatives designated as cash flow hedges	(3)	—	1
Ending balance	$(10)	$—	$(3)

	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Beginning balance	$(2)	$—	$7
Additions and revaluations of derivatives designated as cash flow hedges	(3)	—	3
Clearance of hedge results to earnings	(5)	—	(13)
Ending balance	$(10)	$—	$(3)

At September 30, 2018, an after-tax net loss of $9 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the company's derivative assets and liabilities is as follows:

		September 30, 2018
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$55	$(39)	$16
Total asset derivatives		$55	$(39)	$16

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$54	$(18)	$36
Total liability derivatives		$54	$(18)	$36

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effect of Derivative Instruments

	Amount of (Loss) Gain Recognized in OCI[1] - Pre-Tax
	Successor		Predecessor
(In millions)	Three Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$(5)	$—	$1
Total derivatives designated as hedging instruments	(5)	—	1
Total derivatives	$(5)	$—	$1

1.	OCI is defined as other comprehensive income (loss).

	Amount of (Loss) Gain Recognized in OCI[1] - Pre-Tax
	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$(4)	$—	$5
Total derivatives designated as hedging instruments	(4)	—	5
Total derivatives	$(4)	$—	$5

1.	OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Successor		Predecessor
(In millions)	Three Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts[2]	$(1)	$—	$—
Total derivatives designated as hedging instruments	(1)	—	—
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	31	112	(260)
Commodity contracts[2]	—	—	2
Total derivatives not designated as hedging instruments	31	112	(258)
Total derivatives	$30	$112	$(258)

1.	For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.

2.	Recorded in cost of goods sold.

3.
Gain recognized in sundry income (expense) - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 8 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amount of Gain (Loss) Recognized in Income - Pre-Tax[1]
	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts[2]	$6	$—	$21
Total derivatives designated as hedging instruments	6	—	21
Derivatives not designated as hedging instruments:
Foreign currency contracts[3]	27	112	(431)
Commodity contracts[2]	5	—	2
Total derivatives not designated as hedging instruments	32	112	(429)
Total derivatives	$38	$112	$(408)

1.	For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.

2.	Recorded in cost of goods sold.

3.
Gain recognized in sundry income (expense) - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 8 for additional information.

NOTE 18 - FAIR VALUE MEASUREMENTS

The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

September 30, 2018	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$2,641
Marketable securities	264
Derivatives relating to:[2]
Foreign currency	55
Total assets at fair value	$2,960
Liabilities at fair value:
Long-term debt	$10,388
Derivatives relating to:[2]
Foreign currency	54
Total liabilities at fair value	$10,442

1.
Time deposits included in cash and cash equivalents and money market funds included in other current assets in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value.

2.	See Note 17 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.	See Note 17 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets at fair value on a nonrecurring basis:

Basis of Fair Value Measurements on a Nonrecurring Basis at September 30	Significant Other Unobservable Inputs (Level 3)	Total Losses
(In millions)
2018
Assets at fair value:
Investment in nonconsolidated affiliates	$51	$(41)
Other intangible assets	$450	$(85)

With the exception of the goodwill, indefinite-lived intangible asset, and investment in nonconsolidated affiliates impairment charges there were no other non-recurring fair value adjustments recorded during the three and nine months ended September 30, 2018 and 2017. See Notes 6 and 12 for further discussion of these fair value measurements.

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

As a condition of the regulatory approval for the Merger Transaction, the company was required to divest certain assets related to its crop protection business and research and development ("R&D") organization (the "Divested Ag Business"). On March 31, 2017, the company entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, and effective upon the closing of the transaction on November 1, 2017, FMC acquired the Divested Ag Business and DuPont acquired certain assets relating to FMC’s Health and Nutrition segment (the "H&N Business") (collectively, the "FMC Transactions"). On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the Acquired H&N Business. See Note 3 to the interim Consolidated Financial Statements for further information regarding the divestiture. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within income from discontinued operations after income taxes in the interim Consolidated Statements of Operations for all periods presented.

Agriculture Reporting Unit Goodwill and Indefinite-lived Asset Impairments
During the three months ended September 30, 2018 the company was required to perform an interim impairment test of its goodwill and indefinite-lived intangible assets for the agriculture reporting unit. As a result of the analysis performed, the company recorded pre-tax, non-cash impairment charges of $4,503 million for goodwill and $85 million for certain indefinite-lived assets during the three and nine months ended September 30, 2018. The charges were recognized in goodwill impairment charge and restructuring and asset related charges - net, respectively, in the interim Consolidated Statement of Operations.

Impact From Recently Enacted Tariffs
Certain countries where the company’s products are manufactured, distributed or sold have recently enacted or are considering imposing new tariffs on certain products. The company has analyzed the potential impacts from tariffs that took effect on July 6, 2018 and does not expect such tariffs will have a direct material impact on its results of operations in 2018 because of the company’s mitigation actions and its global asset base. The company will continue to monitor the situation and take actions, where possible, to mitigate any potential impact as events unfold. The company believes the tariffs could contribute to an expected shift to soybeans from corn in Latin America and pressure farmer margins in North America which is reflected in the revised long-term cash flow projections for the agriculture reporting unit discussed above.

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

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted.  The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. In the fourth quarter of 2017, the company recorded a net benefit in provision for taxes on continuing operations of $2.0 billion, which consisted of a provisional net benefit of $2.7 billion due to the reduction of the U.S. federal corporate income tax rate, partially offset by a provisional charge of $715 million due to the transition tax. At September 30, 2018, the company had not yet completed its accounting for the tax effects of enactment of the Act; however, in the three and nine months ended September 30, 2018, the company recorded benefits of $99 million and $44 million, respectively, to provision for income taxes on continuing operations with respect to the remeasurement of the company's deferred tax balance. In addition, the company recorded a charge of $16 million associated with an indirect impact of The Act related to certain inventory for the nine months ended September 30, 2018. The company continues to refine its calculations as additional information and guidance becomes available.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions to achieve targeted cost synergies under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The plan is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, DuPont now expects to record total pre-tax restructuring charges of $460 million to $715 million, comprised of approximately $350 million to $400 million of severance and related benefits costs; $110 million to $140 million of costs related to contract terminations; and up to $175 million of asset related charges. Substantially all of the remaining restructuring charges are expected to be incurred in 2018 and the related actions, including employee separations, associated with this plan are expected to be substantially complete by the end of 2019.

In connection with these actions, the company recorded pre-tax charges of $61 million and $252 million for the three and nine months ended September 30, 2018, respectively.

On November 1, 2018, DowDuPont announced an increase in its cost synergy commitment from $3.3 billion to $3.6 billion.

Future cash payments related to this program are anticipated to be approximately $330 million to $410 million, primarily related to the payment of severance and related benefits and contract termination costs. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions. The company anticipates including savings associated with these actions within DowDuPont's cost synergy commitment of $3.6 billion associated with the Merger Transaction.

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

Selected Financial Data

	Successor		Predecessor
In millions, except per share amounts	Three Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period July 1 - August 31, 2017
Net sales	$5,294	$1,735	$2,991

Cost of goods sold	$3,686	$1,531	$1,937
Percent of net sales	70%	88%	65%

Research and development expenses	$367	$120	$267
Percent of net sales	7%	7%	9%

Selling, general and administrative expenses	$823	$276	$776
Percent of net sales	16%	16%	26%

Effective tax rate on continuing operations	(0.2)%	7.7%	33.8%

Net loss	$(4,960)	$(295)	$(229)

Net loss available for common stockholders			$(236)

Basic loss per share of common stock from continuing operations			$(0.30)
Diluted loss per share of common stock from continuing operations			$(0.30)

	Successor		Predecessor
In millions, except per share amounts	Nine Months Ended September 30, 2018	For the Period September 1 - September 30, 2017	For the Period January 1 - August 31, 2017
Net sales	$20,538	$1,735	$17,281

Cost of goods sold	$14,202	$1,531	$10,052
Percent of net sales	69%	88%	58%

Research and development expenses	$1,145	$120	$1,022
Percent of net sales	6%	7%	6%

Selling, general and administrative expenses	$2,964	$276	$3,222
Percent of net sales	14%	16%	19%

Effective tax rate on continuing operations	(4.0)%	7.7%	8.3%

Net (loss) income	$(4,667)	$(295)	$1,761

Net income available for common stockholders			$1,734

Basic earnings per share of common stock from continuing operations			$1.86
Diluted earnings per share of common stock from continuing operations			$1.85

Results of Operations

Net Sales
Net sales were $5.3 billion for the three months ended September 30, 2018 compared with $1.7 billion for the period September 1 through September 30, 2017 and $3.0 billion for the period July 1 through August 31, 2017, respectively. The increase was primarily driven by volume growth in Latin America and Asia Pacific, particularly for crop protection products in those regions. Sales also increased on local pricing gains in Latin America and Asia Pacific.

	Successor				Predecessor
	Three Months Ended September 30, 2018		For the Period September 1 - September 30, 2017		For the Period July 1 - August 31, 2017
	Net Sales ($ Billions)%		Net Sales ($ Billions)%		Net Sales ($ Billions)%
Worldwide	$5.3	100.0	$1.7	100.0	$3.0	100.0
U.S. & Canada	1.6	31.2	0.5	27.6	1.0	32.5
Europe, Middle East & Africa ("EMEA")	1.3	23.7	0.4	24.5	0.7	24.9
Asia Pacific	1.6	30.5	0.5	30.4	0.9	31.3
Latin America	0.8	14.6	0.3	17.5	0.4	11.3

Net sales were $20.5 billion for the nine months ended September 30, 2018 compared with $1.7 billion for the period September 1 through September 30, 2017 and $17.3 billion for the period January 1 through August 31, 2017, respectively. The change was primarily driven by sales increases in EMEA and Asia Pacific of 16 percent and 11 percent, respectively, driven by currency benefits in EMEA and volume growth in Asia Pacific, as well as increases in local price across all regions.

	Successor				Predecessor
	Nine Months Ended September 30, 2018		For the Period September 1 - September 30, 2017		For the Period January 1 - August 31, 2017
	Net Sales ($ Billions)%		Net Sales ($ Billions)%		Net Sales ($ Billions)%
Worldwide	$20.5	100.0	$1.7	100.0	$17.3	100.0
U.S. & Canada	8.9	43.4	0.5	27.6	8.1	47.0
EMEA	5.0	24.3	0.4	24.5	3.9	22.8
Asia Pacific	4.9	23.8	0.5	30.4	3.9	22.2
Latin America	1.7	8.5	0.3	17.5	1.4	8.0

In the interim Consolidated Statements of Operations, royalty income is included within net sales in the Successor periods and is included in sundry income (expense) - net in the Predecessor periods. Royalty income does not have a significant impact on any period presented.

Cost of Goods Sold ("COGS")
COGS was $3.7 billion for the three months ended September 30, 2018 compared with $1.5 billion for the period September 1 through September 30, 2017 and $1.9 billion for the period July 1 through August 31, 2017, respectively. Amortization of the inventory step-up was $109 million for the three months ended September 30, 2018 compared with one month amortization of the inventory step-up of $360 million for the period September 1 through September 30, 2017. Additional changes in COGS were primarily due to the elimination of the other operating charges financial statement line item in the Successor periods, higher depreciation related to the fair value step-up of property, plant and equipment, and higher sales volume.

COGS as a percentage of net sales was 70 percent, 88 percent and 65 percent for the three months ended September 30, 2018, the period September 1 through September 30, 2017 and the period July 1 through August 31, 2017, respectively. The amortization of the inventory step-up was 2 percent of net sales for the three months ended September 30, 2018 and 21 percent of net sales for the period September 1 through September 30, 2017. This remaining change in COGS as a percentage of net sales for the three months ended September 30, 2018 was due to the items discussed above.

COGS was $14.2 billion for the nine months ended September 30, 2018 compared with $1.5 billion for the period September 1 through September 30, 2017 and $10.1 billion for the period January 1 through August 31, 2017, respectively. The change was primarily driven by the amortization of the inventory step-up of $1.5 billion for the nine months ended September 30, 2018 compared with $360 million for the period September 1 through September 30, 2017. COGS also increased due to the elimination of the other operating charges financial statement line item in the Successor periods and higher depreciation related to the fair value step-up of property, plant and equipment.

COGS as a percentage of net sales was 69 percent, 88 percent and 58 percent for the nine months ended September 30, 2018, the period September 1 through September 30, 2017 and the period January 1 through August 31, 2017, respectively. The amortization of the inventory step-up was 7 percent of net sales for the nine months ended September 30, 2018 and 21 percent of net sales for the period September 1 through September 30, 2017. The remaining change in COGS as a percentage of net sales for the nine months ended September 30, 2018 is due to the items discussed above.

See Note 3 to the interim Consolidated Financial Statements for additional information regarding the Merger, including the valuation of inventory.

Other Operating Charges
Other operating charges were $136 million and $504 million for the periods July 1 through August 31, 2017 and January 1 through August 31, 2017, respectively. In the Successor periods, other operating charges are included primarily in COGS, as well as selling, general and administrative expenses and amortization of intangibles.

Research and Development Expense
R&D expense was $367 million for the three months ended September 30, 2018, $120 million for the period September 1 through September 30, 2017 and $267 million for the period July 1 through August 31, 2017, respectively. R&D as a percentage of net sales was 7 percent for the three months ended September 30, 2018, 7 percent for the period September 1 through September 30, 2017 and 9 percent for the period July 1 through August 31, 2017, respectively. The change was primarily driven by lower performance-based compensation.

R&D expense was $1.1 billion for the nine months ended September 30, 2018, $120 million for the period September 1 through September 30, 2017 and $1.0 billion for the period January 1 through August 31, 2017, respectively. R&D as a percentage of net sales was 6 percent for the nine months ended September 30, 2018, 7 percent for the period September 1 through September 30, 2017 and 6 percent for the period January 1 through August 31, 2017, respectively.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $823 million for the three months ended September 30, 2018, $276 million for the period September 1 through September 30, 2017 and $776 million for the period July 1 through August 31, 2017, respectively. In the Successor periods, integration and separation costs and amortization of intangibles are presented as line items on the interim Consolidated Statements of Operations. During the period July 1 through August 31, 2017, the company incurred $210 million of transaction costs in connection with the Merger and the Intended Business Separations. The remaining change was primarily driven by lower performance-based compensation.

SG&A as a percentage of net sales was 16 percent for the three months ended September 30, 2018, 16 percent for the period September 1 through September 30, 2017 and 26 percent for the period July 1 through August 31, 2017, respectively. Transaction costs were 7 percent of net sales for the period July 1 through August 31, 2017. The remaining change as a percentage of sales is due to the item discussed above.

SG&A expenses were $3.0 billion for the nine months ended September 30, 2018, $276 million for the period September 1 through September 30, 2017 and $3.2 billion for the period January 1 through August 31, 2017, respectively. For the period January 1 through August 31, 2017, the company incurred $581 million of transaction costs in connection with the Merger and the Intended Business Separations. The remaining change was primarily driven by higher selling costs as a result of increased net sales, largely offset by lower performance-based compensation.

SG&A as a percentage of net sales was 14 percent for the nine months ended September 30, 2018, 16 percent for the period September 1 through September 30, 2017 and 19 percent for the period January 1 through August 31, 2017, respectively. Transaction costs were 3 percent of net sales for the period January 1 through August 31, 2017.

Amortization of Intangibles
Intangible asset amortization was $307 million and $955 million for the three and nine months ended September 30, 2018, respectively, and $89 million for the period September 1 through September 30, 2017. In the Predecessor periods, amortization of intangibles was included within SG&A; other operating charges; R&D; and COGS. See Note 3 to the interim Consolidated Financial Statements for further information regarding the Merger, including the valuation of intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $182 million for the three months ended September 30, 2018, $40 million for the period September 1 through September 30, 2017 and $11 million for the period July 1 through August 31, 2017, respectively. The activity in the third quarter 2018 was primarily related to an $85 million impairment charge related to certain in-process research and development (“IPR&D") assets, a $41 million impairment charge related to the company's investment in nonconsolidated affiliates in China and a $61 million charge related to the Synergy Program. The charges for the period July 1 through August 31, 2017 and for the period September 1 through September 30, 2017 were primarily severance and related benefit costs related to the 2016 global cost savings and restructuring plan and the Synergy program, respectively.

Restructuring and asset related charges - net were $370 million for the nine months ended September 30, 2018, $40 million for the period September 1 through September 30, 2017 and $323 million for the period January 1 through August 31, 2017, respectively. The activity for the nine months ended September 30, 2018 was primarily related to the impairment charges described above as well as a $252 million charge related to the Synergy Program. The charge for the period January 1 through August 31, 2017 was comprised of $279 million of asset related charges and $44 million in severance and related benefit costs. The asset related charges primarily relate to the second quarter closure of the Cooper River manufacturing site located near Charleston, South Carolina as part of the 2017 restructuring program. The charge for the period September 1 through September 30, 2017 was primarily severance and related benefit costs as part of the Synergy Program.

See Notes 6 and 12 to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs were $344 million and $926 million for the three and nine months ended September 30, 2018, respectively, and $71 million for the period September 1 through September 30, 2017. In the Predecessor periods, integration and separation costs were included within SG&A. See Note 1 to the interim Consolidated Financial Statements for further discussion of the changes in presentation.

Goodwill Impairment Charge
For the three and nine months ended September 30, 2018, the company recorded a pre-tax, non-cash impairment charge of $4,503 million in relation to an interim goodwill impairment test for its agriculture reporting unit. See Note 12 to the interim Consolidated Financial Statements for additional information regarding the company’s goodwill impairment charge.

Sundry Income (Expense) - Net
Sundry income (expense) - net was income of $52 million for the three months ended September 30, 2018, income of $121 million for the period September 1 through September 30, 2017 and expense of $183 million for the period July 1 through August 31, 2017, respectively. The three months ended September 30, 2018 includes a non-operating pension and other post employment benefit credit of $91 million, interest income of $13 million offset by a net exchange loss of $77 million. The periods September 1 through September 30, 2017 and July 1 through August 31, 2017 include net exchange gains (losses) of $77 million and $(195) million, respectively, and a non-operating pension and other post employment benefit credit (cost) of $34 million and $(70) million, respectively. The losses for the period July 1 through August 31, 2017 were offset by interest income of $26 million and royalty income of $11 million.

Sundry income (expense) - net was income of $293 million for the nine months ended September 30, 2018, income of $121 million for the period September 1 through September 30, 2017 and expense of $113 million for the period January 1 through August 31, 2017, respectively. The nine months ended September 30, 2018 includes a non-operating pension and other post employment benefit credit of $278 million, interest income of $71 million offset by a net exchange loss of $186 million. The periods September 1 through September 30, 2017 and January 1 through August 31, 2017 include net exchange gains (losses) of $77 million and $(394) million, respectively, and a non-operating pension and other post employment benefit credit (cost) of $34 million and $(278) million, respectively. The losses for the period January 1 through August 31, 2017 were offset by interest income of $83 million, royalty income of $84 million and a pre-tax gain of $162 million associated with the sale of the global food safety diagnostic business.

The non-operating pension and other post employment benefit credits for the three and nine months ended September 30, 2018 and for the period September 1 through September 30, 2017 were a result of the absence of the amortization of net losses from accumulated other comprehensive loss.

See Note 8 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $82 million for the three months ended September 30, 2018, $27 million for the period September 1 through September 30, 2017 and $71 million for the period July 1 through August 31, 2017, respectively. Interest expense was $248 million for the nine months ended September 30, 2018, $27 million for the period September 1 through September 30, 2017 and $254 million for the period January 1 through August 31, 2017, respectively. The changes for the three and nine months ended September 30, 2018 were primarily driven by debt amortization as a result of reflecting the company’s debt at fair value upon the effective date of the Merger, partially offset by higher average debt balances.

Provision for Income Taxes on Continuing Operations
The company’s provision for income taxes on continuing operations was $12 million for the third quarter 2018 on pre-tax loss from continuing operations of $4,948 million, resulting in an effective tax rate of (0.2) percent. Unfavorable effective tax rate impacts were attributable to the non-tax-deductible impairment charge for the agriculture reporting unit and corresponding $75 million tax charge associated with a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil, costs associated with the Merger with Dow (including a $61 million net tax cost on repatriation activities to facilitate the Intended Business Separations), a tax charge of $26 million related to an internal entity restructuring associated with the Intended Business Separations, and the tax impact of certain net exchange losses recognized on the re-measurement of the net monetary asset positions which were not deductible in their local jurisdictions. The effective tax rate was favorably impacted by the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent as well as the impacts related to the non-tax-deductible amortization of the fair value step-up in DuPont’s inventories as a result of the Merger. A third quarter 2018 U.S. discretionary pension contribution deducted on a 2017 tax return resulted in a tax benefit of $114 million associated with the reversal of a portion of the U.S. federal deferred tax remeasurement associated with The Act, offset partially by a tax charge of $27 million related to the reduction of a tax benefit recorded in 2017.

For the period from September 1 through September 30, 2017, the company’s effective tax of 7.7 percent on pre-tax loss from continuing operations of $298 million was impacted by geographic mix of earnings, the tax impact associated with amortization of the inventory-step up, as well as tax benefits on costs associated with the Merger with Dow and restructuring and asset related charges. Those impacts were partially offset by certain net exchange losses recognized on the remeasurement of the net monetary asset positions which were not tax deductible in their local jurisdictions.

For the periods from July 1 through August 31, 2017 and January 1 through August 31, 2017, the company’s effective tax rates were 33.8 percent and 8.3 percent on pre-tax (loss) income from continuing operations of $(390) million and $1,791 million, respectively.  For the period from January 1 through August 31, 2017, the company’s effective tax rate was favorably impacted by geographic mix of earnings, certain net exchange gains recognized on the remeasurement of the net monetary asset positions which were not taxable in their local jurisdictions, net favorable tax consequences of the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, tax benefits related to a reduction in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations, as well as tax benefits on costs associated with the Merger with Dow and restructuring and asset related charges. Those tax benefits were partially offset by the unfavorable tax consequences of non-deductible goodwill associated with the gain on the sale of the company’s global food safety diagnostics business in the first quarter 2017.

The company’s provision for income taxes on continuing operations was $180 million for the nine months ended September 30, 2018 on pre-tax loss from continuing operations of $4,482 million, resulting in an effective tax rate of (4.0) percent. The non-tax-deductible impairment charge for the agriculture reporting unit and corresponding $75 million tax charge associated with a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil, and an incremental net provisional charge of $70 million associated with the enactment of The Act had unfavorable consequences on the effective tax rate. The effective tax rate was also unfavorably impacted by non-tax-deductible amortization of the fair value step-up in DuPont’s inventories as a result of the Merger, costs associated with the Merger with Dow (including a $61 million net tax cost on repatriation activities to facilitate the Intended Business Separations), and a tax charge of $26 million related to an internal entity restructuring associated with the Intended Business Separations. These impacts were partially offset by favorable impacts associated with the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent. Additionally, a third quarter 2018 U.S. discretionary pension contribution deducted on a 2017 tax return resulted in a tax benefit of $114 million associated with the reversal of a portion of the U.S. federal deferred tax remeasurement associated with The Act, offset partially by a tax charge of $27 million related to the reduction of a tax benefit recorded in 2017.

Recent Accounting Pronouncements
See Note 2 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found in the company's 2017 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the nine months ended September 30, 2018.

(Dollars in millions)	September 30, 2018	December 31, 2017
Cash, cash equivalents and marketable securities	$3,800	$8,202
Total debt	14,568	13,070

The company's cash, cash equivalents and marketable securities at September 30, 2018 and December 31, 2017 are $3.8 billion and $8.2 billion, respectively. The decrease of $4.4 billion was primarily due to funding the company’s seasonal working capital needs, the discretionary pension contribution, and distributions to DowDuPont.

Total debt at September 30, 2018 and December 31, 2017 was $14.6 billion and $13.1 billion, respectively. The increase was due primarily to increased borrowings from commercial paper and the Repurchase Facility, and the new Term Loan Facility borrowing partially offset by the maturity of debt. The increase in debt was used primarily to fund seasonal working capital requirements.

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

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as may be amended, from time to time, the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and funding a portion of DowDuPont's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At September 30, 2018, the company had made four term loan borrowings in an aggregate principal amount of $2.0 billion and had unused commitments of $2.5 billion under the Term Loan Facility. In addition, in 2018 the company amended its $3.0 billion revolving credit facility to extend the maturity date to June 2020.

The Term Loan Facility and the revolving credit facility contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to DuPont’s long-term public debt. The Term Loan Facility and the revolving credit facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667. At September 30, 2018, the company was in compliance with this financial covenant.

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

The company has access to approximately $6.1 billion in committed and uncommitted unused credit lines compared to $6.7 billion as of December 31, 2017. These unused credit lines provide support to meet the company’s short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures, repurchases and redemptions of securities, and funding a portion of DowDuPont's costs and expenses.

The company's cash, cash equivalents and marketable securities at September 30, 2018 and December 31, 2017 are $3.8 billion and $8.2 billion, respectively, of which $3.5 billion at September 30, 2018 and $7.9 billion at December 31, 2017 was held by subsidiaries in foreign countries, including United States territories. The company is currently evaluating the impact of The Act on its permanent reinvestment assertion. The Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the company (see Note 9 to the interim Consolidated Financial Statements for further details of The Act). A tax liability has been accrued for the estimated U.S. federal tax on all unrepatriated earnings as of December 31, 2017 in accordance with The Act. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The company has the ability to repatriate additional funds to the US, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. During 2018, the company has and expects to continue repatriating certain funds from its foreign subsidiaries that are not needed to finance local operations or separation activities. During the three and nine months ended September 30, 2018, the company has recorded tax expense of $61 million associated with these repatriation activities.

During the period January 1 through August 31, 2017, the company made contributions of $2.9 billion to its principal U.S. pension plan funded through a debt offering in May of 2017; short-term borrowings, including commercial paper issuance; and cash. The company made a discretionary contribution of $1.1 billion in the third quarter of 2018 to its principal U.S. pension plan, primarily through cash balances. The decision to make the discretionary contribution took into account tax deductible limits as well as capital structure considerations.

Summary of Cash Flows
Cash used for operating activities was $2.6 billion for the nine months ended September 30, 2018 compared to $0.3 billion for the period September 1 through September 30, 2017 and $3.9 billion for the period January 1 through August 31, 2017. The decrease was due to higher pension contributions in 2017.

Cash used for investing activities was $0.2 billion for the nine months ended September 30, 2018 compared to $0.9 billion provided by investing activities for the period September 1 through September 30, 2017 and $2.4 billion used for investing activities for the period January 1 through August 31, 2017. The change was due primarily to decreased purchases of marketable securities.

Cash used for financing activities was $0.9 billion for the nine months ended September 30, 2018 compared to $0.2 billion provided by financing activities for the period September 1 through September 30, 2017 and $5.6 billion provided by financing activities for the period January 1 through August 31, 2017. The change was due primarily to higher borrowings in 2017 related to pension contributions and increased distributions to DowDuPont to support 2018 share repurchases.

As of the consummation of the Merger, shares of DuPont common stock held publicly were redeemed and DuPont's common stock is owned solely by its parent company, DowDuPont. DuPont's preferred stock remains issued and outstanding, and DuPont continues to be responsible for dividends on its preferred stock; however, the obligation is not material to the company's liquidity. Dividend payments to shareholders of DuPont preferred stock totaled $7.0 million in the nine months ended September 30, 2018.

DowDuPont relies on distributions and other intercompany transfers from DuPont and Dow to fund payment of its costs and expenses. In November 2017, DowDuPont's Board of Directors authorized an initial $4 billion share repurchase program to buy back shares of DowDuPont common stock. The $4 billion share repurchase program was completed in the third quarter of 2018. In February, April and June 2018, the Board declared first, second and third quarter dividends per share of DowDuPont common stock payable on March 15, 2018, June 15, 2018 and September 14, 2018, respectively. For the nine months ended September 30, 2018, DuPont declared and paid distributions to DowDuPont of about $2.5 billion, primarily to fund a portion of DowDuPont's first, second and third quarter share repurchases and dividend payments.

On October 11, 2018, DowDuPont declared a dividend of $0.38 per share, payable on December 14, 2018, to its shareholders of record on November 30, 2018. DuPont’s amount of this shareholder dividend has not yet been determined. The company expects to declare and pay a dividend to DowDuPont in December 2018.

On November 1, 2018, DowDuPont announced a new $3 billion share buyback program, which expires on March 31, 2019 - commensurate with the expected timing of the materials science spin-off.

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

Valuation of Assets and Impairment Considerations
The company’s assets and liabilities were measured at fair value as of the date of the Merger, and as a result, any declines in projected cash flows could have a material, negative impact on the fair value of the company's reporting units and assets and therefore result in an impairment. Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value. As previously disclosed in the Form 10-Q for the quarter ended June 30, 2018, the company commenced strategic business reviews during the third quarter 2018 and assembled updated cash flow projections. The revised cash flow projections of the agriculture reporting unit assessed and quantified the impacts of developing market conditions, events and circumstances previously discussed by DowDuPont that have evolved throughout 2018, resulting in a reduction in the forecasts of sales and profitability as compared to prior forecasts. The reduction in cash flow projections was principally driven by lower growth in sales and margins in North America and Latin America and unfavorable currency impacts related to the Brazilian real.  The lower growth is driven by reduced planted area, an expected unfavorable shift to soybeans from corn in Latin America, and delays in expected product registrations. In addition, decrease in commodity prices and higher than anticipated industry grain inventories are expected to impact farmers’ income and buying choices resulting in shifts to lower technologies and pricing pressure.

The company considered the combination of these factors and the resulting reduction in its forecasted projections for the agriculture reporting unit and determined it was more likely than not that the fair value of the agriculture reporting unit was less than the carrying value, thus requiring the performance of an updated goodwill and intangible asset impairment analysis for the agriculture reporting unit as of September 30, 2018. In performing the interim impairment analysis, the company determined the appropriate measure of fair value was a form of the income approach using a discounted cash flow model. The result of the impairment test indicated that the fair value of the agriculture reporting unit was lower than the carrying value, resulting in a $4.5 billion pre-tax (and after-tax) goodwill impairment charge. The key assumption driving the change in fair value was the lower financial projections. The company also performed an impairment test on indefinite-lived intangibles and determined that the fair value of certain IPR&D assets had declined as a result of delays in timing of commercialization and increases to expected research and development costs. This resulted in a pre-tax impairment charge of $85 million ($66 million after-tax). The assumptions and estimates used in determining the fair values of this reporting unit and its indefinite-lived intangibles contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment. For further information see Notes 6, 12 and 18 the interim Consolidated Financial Statements.

With the exception of the agriculture reporting unit, there were no other indicators for the company’s other reporting units that would suggest that it is more likely than not that the fair value is less than its carrying value at September 30, 2018. Due to the carrying value and fair value of these reporting units being equal at the date of the Merger resulting in little, if any, margin of fair value in excess of carrying value, the company believes these reporting units are at risk to have impairment charges in future periods. The dynamic economic environments in which the company's diversified product lines operate, and key economic and product line assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors, circumstances and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.

The company’s goodwill and indefinite-lived intangibles by reporting unit at September 30, 2018 is shown below (in millions):

Reporting Unit	Goodwill	Indefinite-Lived Intangible Assets
Agriculture	$8,859	$8,663
Electronics and Communications	4,073	495
Protection Solutions	5,570	260
Nutrition and Health	8,859	1,436
Transportation and Advanced Polymers	6,395	310
Packaging and Specialty Plastics	3,596	—
Industrial Biosciences	3,175	404
Clean Tech	461	—
Total	$40,988	$11,568

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

		Payments Due In
(Dollars in millions)	Total at September 30, 2018	Remainder of 2018	2019-2020	2021-2022	2023 and beyond
Purchase obligations
Raw material obligations	$1,951	$493	$761	$678	$19
Other liabilities
Pension and other post employment benefits	$6,517	$125	$760	$669	$4,963

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2018, the company's Chief Executive Officer ("CEO")" and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at the company’s La Porte facility. The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont continues to cooperate with governmental agencies, including the U.S. Environmental Protection Agency ("EPA"), the Chemical Safety Board and the Department of Justice ("DOJ"), which are still conducting investigations. These investigations could result in sanctions and civil or criminal penalties against the company. In the second quarter 2018, DuPont, the DOJ and EPA reached a resolution-in-principle, for $3.1 million, regarding certain EPA civil claims. The resolution-in-principle was approved by the court in the third quarter 2018 and has been paid.

Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The descriptions are included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934.

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana. DuPont sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015.  Subsequent to this inspection, EPA, DOJ, Louisiana Department of Environmental Quality ("LDEQ"), DuPont and Denka began discussions in the spring of 2017 relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair.  These discussions, which include potential settlement options, continue.

Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors discussed in Part I, Item 1A, Risk Factors, in the company's 2017 Annual Report.

Item 5.  OTHER INFORMATION

In anticipation of and to facilitate the Intended Business Separations post the merger with Dow, DuPont is planning for the internal separation of the three businesses, both domestically and internationally, through a series of transactions that are intended to be tax-efficient from both a United States and foreign perspective (collectively, the "DuPont Internal Separations"). See Note 1 to the interim Consolidated Financial Statements for more information regarding the merger and the Intended Business Separations. The DuPont Internal Separations are currently expected to consist of two phases: (i) a series of internal transactions undertaken by DuPont to separate the businesses underneath DuPont including multiple distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code, followed by (ii) internal distributions by DuPont, as a subsidiary of DowDuPont, to DowDuPont of entities owning collectively the businesses to be owned by the two intended independent companies as opposed to DuPont, which distributions are intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code. As part of the DuPont Internal Separations, through transactions that include distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code, DuPont also currently expects to separate more fully the internal legal structure of specialty products into electronics and imaging, industrial biosciences, nutrition and health, safety and construction, and transportation and advanced polymers so that each is owned by a separate intermediate corporation owned, in turn, by DowDuPont.

The DuPont Internal Separations are expected to occur in the United States and in (or involving entities domiciled in) various jurisdictions, including (but not limited to) Australia, Brazil, Canada, China, Colombia, France, Hong Kong, India, Japan, Korea, Luxembourg, Mexico, Netherlands, Russia, Singapore, Spain, Switzerland, Taiwan, Thailand, and Turkey. Following the completion of the DuPont Internal Separations, DuPont expects that DowDuPont will effectuate the Intended Business Separations, pending DowDuPont Board approval, by means of distributions to its public shareholders of the capital stock of two entities each owning businesses currently owned by DuPont, in distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code.

The DuPont subsidiaries, or their successors, that are anticipated to be distributing corporations in the DuPont Internal Separations (each in one or more tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code) include the following: New Asia Holdco B.V.; DuPont China Holding Company Limited; DuPont China, Ltd.; SP International Holding 4 BV; DuPont de Nemours (France) S.A.S.; E.I. DuPont India Private Limited; DuPont Kabushiki Kaisha; DuPont Specialty Products KK; DuPont - Toray Company, Ltd; Du Pont Company (Singapore) Pte Ltd; DuPont Taiwan Ltd; DuPont International BV; DuPont Textiles & Interiors Delaware, Ltd; DuPont (Thailand) Co, Ltd; DuPont do Brasil S.A.; DuPont Holdco Spain III SL; DuPont de Colombia, S.A ; DuPont Mexicana, S de RL de CV; DuPont Corporaciones S de RL de CV; DuPont Latin America, Inc; DuPont Science and Technologies LLC; DuPont Asturias, S.L.; DuPont de Nemours International S.a.r.l; DuPont Technology (Luxembourg) S.a.r.l; DPC (Luxembourg) S.a.r.l; DuPont Contern (Luxembourg) S.a.r.l; DuPont Acquisition (Luxembourg) S.a.r.l; DuPont Holding Netherlands BV; DuPont C.H. (f/k/a DuPont Korea Y.H).; SP Korea, LLC; DuPont Operations Inc; E&C EMEA Holding 2 BV; E&C International Holding; E&C EMEA Holding BV; SP EMEA Holding 8 BV; DuPont Chemical and Energy Operations, Inc; Danisco Holding USA Inc; E. I. du Pont de Nemours and Company; PM Diamond, Inc; 1811324 Ontario Limited, Hickory Holdings, Inc.; DuPont Asia Pacific, Inc., and Pioneer Hi-Bred International, Inc.

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	November 2, 2018

By:	/s/ Gregory R. Friedman

Gregory R. Friedman
Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial Officer)

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

10.10*
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