Form 10-K
period 2018-12-31
DUPONT E I DE NEMOURS & CO
filed 2019-02-11
CIK 30554

2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
        The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2018 was none.
As of December 31, 2018, and as of the date of this filing, all of the company's issued and outstanding common stock, comprised of 100 shares, $0.30 par value per share, is held by DowDuPont Inc.

The Registrant meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K (as modified by a grant of no-action relief dated February 12, 2018) and is therefore filing this form with reduced disclosure format.

E. I. du Pont de Nemours and Company
Form 10-K
Table of Contents
The terms "Historical DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part I

ITEM 1.  BUSINESS

Historical DuPont was founded in 1802 and was incorporated in Delaware in 1915. Today, Historical DuPont is helping customers find solutions to capitalize on areas of growing global demand — enabling more, safer, nutritious food; creating high-performance, cost-effective and energy efficient materials for a wide range of industries; and increasingly delivering renewably sourced bio-based materials and fuels. Total worldwide employment at December 31, 2018 was about 44,000 people. The company has subsidiaries in about 90 countries worldwide and manufacturing operations in about 50 countries. See Note 22 to the Consolidated Financial Statements for details on the location of the company's sales and property.

DowDuPont Merger of Equals
DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Historical Dow") and Historical DuPont (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Historical Dow and Historical DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Historical Dow and Historical DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement.

As a condition of the regulatory approval for the Merger Transaction, the company was required to divest certain assets related to its crop protection business and research and development ("R&D") organization, specifically the company’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® , and Indoxacarb as well as the Crop Protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs (the "Divested Ag Business"). On March 31, 2017, the company entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, and effective upon the closing of the transaction on November 1, 2017, FMC acquired the Divested Ag Business that Historical DuPont was required to divest in order to obtain European Commission ("EC") approval for the Merger Transaction, and Historical DuPont acquired certain assets relating to FMC’s Health and Nutrition segment (the "H&N Business") (collectively, the "FMC Transactions"). On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the Acquired H&N Business. See Note 3 and Note 4 to the Consolidated Financial Statements for further information regarding the acquisition and divestiture, respectively. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within income from discontinued operations after income taxes in the Consolidated Statements of Operations for all periods presented.

DowDuPont has announced its intent to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont and customary closing conditions, the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax-efficient transactions (collectively, the "Intended Business Separations" and the transactions to accomplish the Intended Business Separations, the “separations”). DowDuPont anticipates materials science separating about April 1, 2019, and expects agriculture and specialty products to separate about June 1, 2019.

Basis of Presentation
For purposes of DowDuPont's financial statement presentation, Historical Dow was determined to be the accounting acquirer in the Merger and Historical DuPont's assets and liabilities are reflected at fair value as of the Merger Effectiveness Time. In connection with the Merger and the related accounting determination, Historical DuPont has elected to apply push-down accounting and reflect in its financial statements, the fair value of its assets and liabilities. Historical DuPont's Consolidated Financial Statements for periods following the close of the Merger are labeled “Successor” and reflect DowDuPont’s basis in the fair values of the assets and liabilities of Historical DuPont. All periods prior to the closing of the Merger reflect the historical accounting basis in Historical DuPont's assets and liabilities and are labeled “Predecessor.” The Consolidated Financial Statements and Footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. In addition, the company has elected to make certain changes in presentation to harmonize its accounting and reporting with that of DowDuPont in the Successor periods. See Note 1 to the Consolidated Financial Statements for further discussion of these changes and Note 3 to the Consolidated Financial Statements for additional information on the Merger.

Part I
ITEM 1.  BUSINESS, continued

The Intended Business Separations
DowDuPont has formed two wholly owned subsidiaries: Dow Holdings Inc., to serve as a holding company for its materials science business, and Corteva, Inc., to serve as a holding company for its agriculture business.

In furtherance of the Intended Business Separations, DowDuPont is engaged in a series of internal reorganization and realignment steps (the “Internal Reorganization”) to realign its businesses into three subgroups: agriculture, materials science and specialty products. As part of the Internal Reorganization, the assets and liabilities aligned with the materials science business will be transferred or conveyed to legal entities that will ultimately be subsidiaries of Dow Holdings Inc. and the assets and liabilities aligned with the agriculture business will be transferred or conveyed to legal entities that will ultimately be subsidiaries of Corteva Inc.

Following the Internal Reorganization, DowDuPont expects to distribute its materials science and agriculture businesses through two separate U.S. federal tax-free spin-offs in which DowDuPont stockholders, at the time of such spin-offs, will receive a pro rata dividend of the shares of the capital stock of Dow Holdings Inc. and of Corteva, Inc., as applicable (the “distributions”). The materials science business after the consummation of the applicable Internal Reorganization will be referred to as “Dow” and the agriculture business after the consummation of the applicable Internal Reorganization will be referred to as “Corteva”. Following the separation and distribution of Dow, which is targeted to occur on April 1, 2019, DowDuPont, as the remaining company, will continue to hold the agriculture and specialty products businesses. DowDuPont is then targeted to complete the separation and distribution of Corteva on June 1, 2019, resulting in DowDuPont holding the specialty products businesses of the combined Company. After the distribution of Corteva, it is expected that DowDuPont will become known as "DuPont". Historical DuPont after the separations and distributions will hold the agriculture business and be a subsidiary of Corteva Inc.

Agriculture Reporting Unit Goodwill and Indefinite-lived Asset Impairments
During the third quarter of 2018, the company was required to perform an interim impairment test of its goodwill and indefinite-lived intangible assets for the agriculture reporting unit. As a result of the analysis performed, the company recorded pre-tax, non-cash impairment charges of $4,503 million for goodwill and $85 million for certain indefinite-lived assets for the year ended December 31, 2018. The charges were recognized in goodwill impairment charge and restructuring and asset related charges - net, respectively, in the Consolidated Statement of Operations.

DowDuPont Contribution and Historical DuPont’s Offer to Purchase Debt Securities
On November 13, 2018, Historical DuPont launched a tender offer (the “Tender Offer”) to purchase $6.2 billion aggregate principal amount of its outstanding debt securities (the “Tender Notes”). At December 1, 2018, the expiration date for the Tender Offer, $4,409 million aggregate principal amount of the Tender Notes had been validly tendered and was accepted for payment. Additional details related to this plan can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 18 of this report and Note 15 to the Consolidated Financial Statements.

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted.  The Act reduces the US federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. At December 31, 2017, the company had not yet completed its accounting for the tax effects of enactment of The Act. However, the Company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), income tax effects of The Act were refined upon obtaining, preparing, or analyzing additional information during the measurement period. At December 31, 2018, the Company had completed its accounting for the tax effects of The Act. Additional details related to The Act can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 18 of this report and Note 9 to the Consolidated Financial Statements.

Part I
ITEM 1.  BUSINESS, continued

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions to achieve targeted cost synergies under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The Synergy Program is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, Historical DuPont expects to record total pre-tax restructuring charges of $575 million to $675 million, comprised of approximately $370 million to $400 million of severance and related benefits costs; $80 million to $100 million of costs related to contract terminations; and $125 million to $175 million of asset related charges. The company anticipates including savings associated with these actions within DowDuPont's cost synergy commitment of $3.6 billion associated with the Merger Transaction. Additional details related to this plan can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 18 of this report and Note 6 to the Consolidated Financial Statements.

2017 Restructuring Program
During the first quarter 2017, Historical DuPont committed to take actions to improve plant productivity and better position its product lines for productivity and growth before and after the anticipated closing of the Merger Transaction (the "2017 restructuring program"). In connection with these actions, the company incurred pre-tax charges of $313 million for the period January 1 through August 31, 2017 recognized in restructuring and asset related charges - net in the company's Consolidated Statements of Operations. The charge is comprised of $279 million of asset related charges and $34 million in severance and related benefit costs. These charges primarily relate to the second quarter closure of the safety and construction product line at the Cooper River manufacturing site located near Charleston, South Carolina. The asset related charges mainly consist of accelerated depreciation associated with the closure. The actions associated with this plan are substantially complete. The company anticipates including savings associated with these actions within the targeted cost synergies associated with the Merger Transaction. Additional details related to this plan can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 18 of this report and Note 6 to the Consolidated Financial Statements.

Spin-off of Performance Chemicals
On July 1, 2015, Historical DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company. In connection with the separation, the company and Chemours entered into a Separation Agreement and a Tax Matters Agreement as well as certain ancillary agreements. In accordance with generally accepted accounting principles in the U.S. ("GAAP"), the results of operations of its former Performance Chemicals segment are presented as discontinued operations and, as such, are included within (loss) income from discontinued operations after income taxes in the Consolidated Statements of Operations for all periods presented. Additional details regarding the separation and other related agreements can be found in Note 4 to the Consolidated Financial Statements.

Segment Information
Effective with the Merger, Historical DuPont’s business activities are components of its parent company’s business operations. Historical DuPont’s business activities, including the assessment of performance and allocation of resources, are reviewed and managed by DowDuPont. Information used by the chief operating decision maker of Historical DuPont relates to the company in its entirety. Accordingly, there are no separate reportable business segments for Historical DuPont under Accounting Standards Codification ("ASC") Topic 280 “Segment Reporting” and Historical DuPont's business results are reported in this Form 10-K as a single operating segment.

Principal Product Information
Subsidiaries and affiliates of Historical DuPont conduct manufacturing, seed production and/or selling activities and some are distributors of products manufactured by the company. The following describes the company’s principal product lines including major brands and technologies:

Agriculture
The agriculture product line offers a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity for the global production agriculture industry. The agriculture product line includes hybrid corn seed and soybean seed varieties, primarily under the Pioneer® brand name, as well as canola, sunflower, sorghum, wheat and rice seed, silage inoculants, weed, insect and disease control products, as well as agronomic software. Seed sales amounted to 27 percent, 15 percent, 34 percent and 29 percent of the company's total consolidated net sales for the year ended December 31, 2018, the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the year ended December 31, 2016, respectively.

Part I
ITEM 1.  BUSINESS, continued

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

Nutrition and Health
The nutrition and health product line offers a wide range of sustainable, bio-based ingredients, providing innovative solutions including the wide-range of DuPont™ Danisco® food ingredients such as cultures and probiotics, notably Howaru®, pharmaceutical excipients, emulsifiers, texturants, natural sweeteners such as Xivia®, Supro® soy-based food ingredients, and pharmaceutical ingredients for the formulation of excipients. These ingredients hold leading market positions based on industry leading innovation, knowledge and experience, relevant product portfolios and close-partnering with the world's food manufacturers and pharmaceutical companies. In November 2016, Historical DuPont announced an investment to expand probiotics production capacity in the United States, due to the rapidly growing global demand for probiotics. Phase one was complete as of the end of 2017. The second phase represents an investment of approximately $100 million to increase Historical DuPont's probiotics production capacity by an additional 70 percent and is expected to be complete in the first quarter of 2019.

Safety and Construction
The safety and construction product line offers innovation engineered products and integrated systems for a number of industry verticals including construction, worker safety, energy, oil and gas and transportation. The product line addresses the growing global needs of businesses, governments, and consumers for solutions that make life safer, healthier and better. Key brands and technologies include DuPont™ Kevlar® fiber, DuPont™ Nomex® fiber and paper, DuPont™ Tyvek® protective materials, DuPont™ Tychem® protective suits and DuPont™ Corian® solid and quartz surfaces.

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

See Note 5 to the Consolidated Financial Statements for net sales by major product line.

Sales by geographic region are included within Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Analysis of Operations" and Note 22 to the Consolidated Financial Statements.

Part I
ITEM 1.  BUSINESS, continued

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

The following are the company's major commodities, raw materials and supplies:
Corn and soybean seeds, soy white flakes, soybean, adipic acid, hexamethylene diamine, meta-phenylene diamine, terephthaloyl chloride, ethane, thermoplastic polyester elastomer and thermoplastic copolyester elastomer.

Competition
As a science and technology based company, Historical DuPont competes on a variety of factors such as product quality and performance or specifications, continuity of supply, price, customer service and breadth of product line, depending on the characteristics of the particular market involved and the product or service provided. The company competes globally with other seed and plant biotechnology companies on the basis of technology and trait leadership, price, quality and cost competitiveness. Key competitors for the company's agriculture product line include BASF, Bayer and ChemChina, as well as regional seed companies. The company's remaining product lines compete with many companies depending on the applicable market segment; peer multi-industrial competitors include The 3M Company and Honeywell.

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

Intellectual Property
Trade secrets are an important element of the company's intellectual property. Many of the processes used to make Historical DuPont products are kept as trade secrets which, from time to time, may be licensed to third parties. Historical DuPont vigilantly protects all of its intellectual property including its trade secrets. When the company discovers that its trade secrets have been unlawfully taken, it reports the matter to governmental authorities for investigation and potential criminal action, as appropriate. In addition, the company takes measures to mitigate any potential impact, which may include civil actions seeking redress, restitution and/or damages based on loss to the company and/or unjust enrichment.

Part I
ITEM 1.  BUSINESS, continued

Patents & Trademarks: Historical DuPont continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. Historical DuPont’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be leveraged to align with the company’s strategic priorities within and across product lines. At December 31, 2018, the company owned about 6,500 active U.S. patents and about 10,500 active patents outside of the U.S. Information on the importance of intellectual property rights to the company’s agriculture product line is included in the Research and Development discussion below.
Remaining life of granted patents owned as of December 31, 2018:

	Approximate U.S.	Approximate Other Countries
Within 5 years	1,600	3,100
6 to 10 years	2,000	4,700
11 to 16 years	2,300	2,600
16 to 20 years	600	100
Total	6,500	10,500

In addition to its owned patents, the company owns over 9,000 patent applications.

The company owns or licenses many trademarks that have significant recognition at the consumer retail level and/or product line to product line level. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

Research and Development
Historical DuPont conducts R&D activities to renew its portfolio, create new product lines, and transform markets to deliver results in the short, mid and long term. The company protects its R&D investment through its intellectual property strategy.  See discussion under “Intellectual Property” above.

R&D expense related to the agriculture product line accounted for 56 percent of the company's total R&D expense for the year ended December 31, 2018. R&D for the agriculture product line requires long-term commitment of resources, extensive regulatory efforts and collaborations, partnerships and business arrangements to successfully bring products to market. To protect its investment, the company employs the use of patents covering germplasm and native and biotechnology traits in accordance with country laws. The company holds multiple long-term biotechnology trait licenses from third parties as a normal course of business. The biotechnology traits licensed by the company from third parties are contained in a variety of Pioneer seeds, including corn hybrids and soybean varieties. The majority of Pioneer’s corn hybrids and soybean varieties sold to customers contain biotechnology traits licensed from third parties under these long-term licenses.

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 16, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 35, 42-44 and (3) Notes 1 and 16 to the Consolidated Financial Statements.

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

The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which the public may obtain any materials the company files with the SEC.

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

The Benefits of the Merger and the Intended Business Separations May Not be Fully Realized. Combining the Businesses of Historical DuPont and Historical Dow May Be More Difficult, Costly or Time-Consuming than Expected, Which May Adversely Affect Historical DuPont's Results.
The success of the Merger ultimately depends on, among other things, DowDuPont's ability to combine and separate the Historical DuPont and Historical Dow businesses in a manner that facilitates the Intended Business Separations, and realizes anticipated synergies.

Since the Merger, Historical DuPont has benefited from and expects to continue to benefit from significant cost synergies at both the product line and corporate levels through the Synergy Program which is designed to integrate and optimize the organization, including through the achievement of production cost efficiencies, enhancement of the agricultural supply chain, elimination of duplicative agricultural research and development programs, optimization of the combined company’s global footprint across manufacturing, sales and research and development in the materials science business, optimizing manufacturing processes in the electronics space, the reduction of corporate and leveraged services costs, and the realization of significant procurement synergies. In connection with the Synergy Program, Historical DuPont expects to record total pretax restructuring charges of $575 million to $675 million, comprised of approximately $370 million to $400 million of severance and related benefit costs; $80 million to $100 million of costs related to contract terminations; and $125 million to $175 million of asset related charges.

Management also expects the combined company will achieve growth synergies and other meaningful savings and benefits as a result of the Intended Business Separations.

Combining Historical DuPont and Historical Dow's independent businesses and preparing for the Intended Business Separations, including the Internal Reorganization, are complex, costly and time-consuming processes and the company's management as well as that of Historical Dow and DowDuPont may face significant implementation challenges, many of which may be beyond the control of management, including, without limitation:

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

Some of these factors will be outside of the control of DowDuPont, Historical DuPont and Historical Dow, and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue which could materially impact business, financial condition and results of operations. The Internal Reorganization and Intended Businesses Separation processes and other disruptions may also adversely affect the combined company’s relationships with employees, suppliers, customers, distributors, licensors and others with whom Historical DuPont and Historical Dow have business or other dealings, and difficulties in integrating the businesses or regulatory functions of Historical DuPont and Historical Dow could harm the reputation of DowDuPont, Historical DuPont and Historical Dow.

Part I
ITEM 1A.  RISK FACTORS, continued

A variety of factors may adversely affect the company's ability to fully and timely realize the currently expected synergies, savings and other benefits of the Merger (including the Intended Business Separations), including failure to successfully optimize the combined company's facilities footprint, the failure to take advantage of the combined company's global supply chain, the failure to identify and eliminate duplicative programs, and the failure to otherwise integrate Historical DuPont's or Historical Dow's respective businesses, including their technology platforms.

Historical DuPont Has Incurred Significant Transaction Costs in Connection with the Integration of Historical Dow and Historical DuPont.
There are many processes, policies, procedures, operations, technologies and systems that were integrated following the Merger and must be replicated, transferred or separated in connection with the Intended Business Separations. While Historical DuPont has assumed a certain level of expenses would be incurred in connection with these activities, there are many factors beyond the combined company’s control that could affect the total amount of, and/or the timing of, these anticipated expenses. These expenses primarily consist of financial advisory, information technology, legal, consulting and other professional advisory fees associated with preparation and execution of these activities.

There may also be additional unanticipated significant costs in connection with the Intended Business Separations that Historical DuPont may not recoup that could reduce the benefits and additional income Historical DuPont expects to achieve from the Merger. Although Historical DuPont expects that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

Inability to Access the Debt Capital Markets Could Impair Historical DuPont's Liquidity, Business or Financial Condition.
DowDuPont’s primary sources of liquidity to finance operations, including dividends on its common stock, are through Historical DuPont and Historical Dow and their respective consolidated subsidiaries, (collectively, the “Subsidiaries”). Each of Historical DuPont and Historical Dow has relied and continues to rely on access to the debt capital markets to finance their day-to-day and long-term operations. Any limitation on the part of either Historical DuPont’s or Historical Dow's ability to raise money in the debt markets could have a substantial negative effect on their respective liquidity and the liquidity of DowDuPont. Access to the debt capital markets in amounts adequate to finance each company’s activities could be impaired as a result of the existence of material nonpublic information about the Intended Business Separations and other potential factors, including factors that are not specific to the companies, such as a severe disruption of the financial markets and interest rate fluctuations.

Prior to the Intended Business Separations, the level and quality of the respective earnings, operations, business and management, among other things, of each of Historical DuPont and Historical Dow will impact their respective credit ratings, costs and availability of financing and those of the combined company. A decrease in the ratings assigned to Historical DuPont or Historical Dow by the ratings agencies may negatively impact their access to the debt capital markets and increase the combined company’s cost of borrowing. There can be no assurance that Historical DuPont and Historical Dow will maintain their current credit worthiness or prospective credit ratings. Any actual or anticipated changes or downgrades in such credit ratings may have a negative impact on the liquidity, capital position or access to capital markets of Historical DuPont and Historical Dow and, therefore, DowDuPont.

The Company’s Business, Results of Operations and Reputation Could be Adversely Affected by Industry-specific Risks Including Process Safety and Product Stewardship/Regulatory Compliance Issues.
The Company is subject to industry-specific risks, concerns and claims which include, but are not limited to, product safety or quality; shifting consumer preferences that include a growing trend in societal demands for increasing levels of product safety and environmental protection; federal, state, and local regulations on manufacturing or labeling; environmental, health and safety regulations; and customer product liability claims. In the agriculture product line, industry-specific risks include those associated with concerns and claims regarding the safe use of seeds with biotechnology traits, crop protection products, and chemicals, their potential impact on health and the environment, and the perceived impacts of biotechnology on health and the environment. The latter includes concerns and claims that increased use of crop protection products, drift, inversion, volatilization, and the use of biotechnology traits meant to reduce the resistance of weeds or pests to control by crop protection products, could increase or accelerate such resistance and otherwise negatively impact health and the environment. Also, the detection of biotechnology traits or chemical residues from a crop protection product not approved in the country to which the Company sells or imports it, in which the product is cultivated or to which it exports may impact the Company’s ability to supply or export agricultural products, result in crop destruction, product recalls or trade disruption.

Part I
ITEM 1A.  RISK FACTORS, continued

The risks, concerns and claims affecting the industries in which the Company competes could manifest themselves in stockholder proposals, preferred purchasing, delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance, product discontinuation, continued pressure for and adoption of more stringent regulatory intervention and litigation, termination of raw material supply agreements and legal claims. These and other concerns or claims could also influence public perceptions, the viability or continued sales of certain of the Company's products, the Company's reputation and the cost to comply with regulations and could adversely affect the Company’s business, results of operations, financial condition and cash flows.
In most jurisdictions, the Company must test the safety, efficacy and environmental impact of its products to satisfy regulatory requirements and obtain the necessary approvals. In certain jurisdictions, the Company must periodically renew its approvals which may require it to demonstrate compliance with then-current standards. The regulatory environment is lengthy, complex and in some markets unpredictable, with requirements that can vary by product, technology, industry and country. The regulatory environment may be impacted by the activities of non-governmental organizations and special interest groups and stakeholder reaction to actual or perceived impacts of new technology, products or processes on safety, health and the environment. Obtaining and maintaining regulatory approvals requires submitting a significant amount of information and data, which may require participation from technology providers. Regulatory standards and trial procedures are continuously changing. The pace of change together with the lack of regulatory harmony could result in unintended noncompliance. Responding to these changes and meeting existing and new requirements may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. The failure to receive necessary permits or approvals could have near- and long-term effects on the Company’s ability to produce and sell some current and future products.
An Impairment of Goodwill or Intangibles Assets Could Negatively Impact the Company's Financial Results.
As a result of the Merger and the related accounting determination, Historical DuPont elected to apply push-down accounting and has reflected the acquisition date fair value of assets and liabilities in its Successor Consolidated Financial Statements, including a significant amount of goodwill and intangible assets. The company assesses both goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. The company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value, additional quantitative testing is required. If quantitative testing indicates that the carrying value of a reporting unit exceeds its fair value, a goodwill impairment is recorded equal to the amount by which the carrying value of the reporting unit exceeds its fair value. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact the company's results of operations.

Since the company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, changes in risk-adjusted discount rates and continued weak demand for a specific product line could result in an impairment. As a result of the application of push-down accounting, the carrying value of the company’s assets approximated fair value as of the date of the merger, therefore increasing the risk of impairments. During the third quarter of 2018, in connection with strategic business reviews and assembling updated financial projections, the company was required to perform an interim test of goodwill for its agriculture reporting unit. Based on the analysis performed, the company determined that the carrying amount of the agriculture reporting unit exceeded its fair value resulting in a $4.5 billion pre-tax (and after-tax) non-cash goodwill impairment charge. The company also performed an impairment test on indefinite-lived intangibles and determined that the fair value of certain in-process research and development (“IPR&D”) assets had declined as a result of delays in timing of commercialization and increases to expected R&D costs. This resulted in a pre-tax non-cash impairment charge of $85 million ($66 million after-tax). Refer to Critical Accounting Estimates and Notes 6, 14 and 21 to the Consolidated Financial Statements for further information.

Part I
ITEM 1A.  RISK FACTORS, continued

The Determination to Proceed with the Intended Business Separations is a Decision of the DowDuPont Board of Directors and the Expected Benefits of Such Transactions, if They Occur, Will Be Uncertain.
In the event that the DowDuPont board determines to proceed with the Intended Business Separations, it is currently anticipated that any such Intended Business Separation transaction would be effectuated through the distribution of Dow followed by the distribution of Corteva in separate pro-rata spin-off transactions, in which DowDuPont stockholders, at such time, would receive shares of capital stock of Dow Holdings, Inc. and Corteva, Inc., resulting in three independent, public companies. The DowDuPont board may ultimately determine to abandon one or more of the Intended Business Separation transactions, and such determination could have an adverse impact on DowDuPont, Historical DuPont, and Historical Dow. There are many factors that could, prior to the determination by the DowDuPont board to proceed with the Intended Business Separations, impact the structure or timing of, the anticipated benefits from, or determination to ultimately proceed with, the Intended Business Separations, including, among others, global economic conditions, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile foreign currency exchange rates, tax considerations, a full or partial shutdown of the U.S. federal government, and other challenges that could affect the global economy, specific market conditions in one or more of the industries of the businesses proposed to be separated, and changes in the regulatory or legal environment. Such changes could adversely impact the value of one or more of the Intended Business Separation transactions to the combined company’s stockholders. Additionally, to the extent the DowDuPont board determines to proceed with the Intended Business Separations, the consummation of such transactions is a complex, costly and time-consuming process, and there can be no guarantee that the intended benefits of such transactions will be achieved. An inability to realize the full extent of the anticipated benefits of the Intended Business Separations, as well as any delays encountered in the process, could have an adverse effect upon the revenues, level of expenses and operating results of the agriculture business, the specialty products business, the materials science business and/or the combined company.

The Company’s Operations Outside the United States are Subject to Risks and Restrictions, Which Could Negatively Affect Our Results of Operations, Financial Condition, and Cash Flows.
The company’s operations outside the United States are subject to risks and restrictions, including fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Although Historical DuPont has operations throughout the world, sales outside the U.S. in 2018 were principally to customers in Eurozone countries, China, Brazil, and Japan. Further, the company’s largest currency exposures are the European euro, the Chinese yuan, the Brazilian real, and the Japanese yen. Market uncertainty or an economic downturn in these geographic areas could reduce demand for the company’s products and result in decreased sales volume, which could have a negative impact on Historical DuPont’s results of operations. In addition, changes in exchange rates may affect the company’s results from operations, financial condition and cash flows in future periods. The company actively manages currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business.

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

Climate change and unpredictable seasonal and weather factors could impact sales and earnings from the Company’s Agriculture Product Line.
The agriculture industry is subject to seasonal and weather factors, which can vary unpredictably from period to period. Weather factors can affect the presence of disease and pests on a regional basis and, accordingly, can positively or adversely affect the demand for crop protection products, including the mix of products used. The weather also can affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Seed yields can be higher or lower than planned, which could lead to higher inventory and related write-offs. Climate change may increase the frequency or intensity of extreme weather such as storms, floods, heat waves, droughts and other events that could affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Climate change may also affect the availability and suitability of arable land and contribute to unpredictable shifts in the average growing season and types of crops produced.

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

Historical DuPont’s Results of Operations Could Be Adversely Affected by Environmental, Litigation and Other Commitments and Contingencies.
The company is subject to various laws and regulations around the world governing the environment, including the discharge of pollutants and the management and disposal of hazardous substances. As a result of its operations, including its past operations and operations of divested businesses, the company could incur substantial costs, including remediation and restoration costs. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. The company's accruals for such costs and liabilities may not be adequate because the estimates on which the accruals are based depend on a number of factors including the nature of the matter, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties ("PRPs") at multi-party sites and the number and financial viability of other PRPs.

At December 31, 2018, the company had accrued obligations of $381 million for probable environmental remediation and restoration costs, although it is reasonably possible that the ultimate cost could range up to $750 million above that amount. This includes matters with an aggregate estimated liability range from $193 million up to $310 million above that amount for which the company is indemnified by Chemours. At December 31, 2018, the company had recognized a liability of $381 million and an indemnification asset of $193 million for environmental contingencies. If the company could no longer continue to recognize the related indemnification asset due to potential disputes related to recovery or solvency of Chemours, it could adversely impact Historical DuPont’s financial position and results of operations.

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

Part I
ITEM 1A.  RISK FACTORS, continued

Pursuant to the Separation Agreement, Chemours indemnifies Historical DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. If the company could no longer continue to recognize the related indemnification asset due to potential disputes related to recovery or solvency of Chemours, it could adversely impact Historical DuPont’s financial position and results of operations.

See Note 16 to the Consolidated Financial Statements for additional information on environmental, litigation and other commitments and contingencies faced by the company.

Part I
ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The company's corporate headquarters are located in Wilmington, Delaware. The company's manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world. Additional information with respect to the company's property, plant and equipment and leases is contained in Notes 13, 16 and 22 to the Consolidated Financial Statements.
The company has investments in property, plant and equipment related to global manufacturing operations. The number of principal manufacturing sites by major geographic area around the world at December 31, 2018 is as follows:

Number of Sites
Asia Pacific	57
EMEA [1]	73
Latin America	36
U.S. & Canada	111
277

1.	Europe, Middle East, and Africa ("EMEA").
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

Fayetteville Works Facility, Fayetteville, North Carolina
In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served the company with a grand jury subpoena for testimony and the production of documents related to alleged discharges of GenX from the Fayetteville Works facility into the Cape Fear River. Historical DuPont has been served with additional subpoenas relating to the same issue and in the second quarter 2018, received a subpoena expanding the scope to any PFCs discharged from the Fayetteville Works facility into the Cape Fear River. Additional information related to this matter is included in Note 16 to the Consolidated Financial Statements under the heading Fayetteville Works Facility, North Carolina.

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at the company’s La Porte facility. The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. Historical DuPont continues to cooperate with governmental agencies, including the U.S. Environmental Protection Agency ("EPA"), the Chemical Safety Board and the Department of Justice ("DOJ"), which are still conducting investigations. These investigations could result in sanctions and civil or criminal penalties against the company. In the second quarter 2018, Historical DuPont, the DOJ and EPA reached a resolution-in-principle, for $3.1 million, regarding certain EPA civil claims. The resolution-in-principle was approved by the court in the third quarter 2018 and has been paid.

Environmental Proceedings
The company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The descriptions are included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934.

La Porte Plant, La Porte, Texas - EPA Multimedia Inspection
The EPA conducted a multimedia inspection at the La Porte facility in January 2008. Historical DuPont, the EPA and the DOJ began discussions in the Fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These discussions continue.

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, Historical DuPont began discussions with the EPA and the DOJ related to a multimedia inspection that the EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. These discussions continue.

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana.  Historical DuPont sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. Subsequent to this inspection, the EPA, the DOJ, the Louisiana Department of Environmental Quality ("LDEQ"), Historical DuPont and Denka began discussions in the spring of 2017 relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair. These discussions, which include potential settlement options, continue.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters
Prior to the Merger, shares of Historical DuPont Common Stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended and listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol DD. As a result of the Merger, on August 31, 2017, the company requested that the NYSE withdraw the shares of Historical DuPont Common Stock from listing on the NYSE and filed a Form 25 with the SEC to report that Historical DuPont Common Stock is no longer listed on the NYSE. The number of record holders of Historical DuPont common stock was approximately 57,000 at August 31, 2017. The closing price of Historical DuPont common stock on the NYSE on August 31, 2017 was $83.93. DowDuPont is the sole record holder of Historical DuPont Common Stock. Historical DuPont continues to have preferred stock outstanding and it remains listed on the NYSE. DowDuPont Common Stock is listed and trades on the NYSE, ticker symbol DWDP.

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

Forward-looking statements by their nature address matters that are, to varying degrees, uncertain, including statements about the Intended Business Separations, the separations and distributions. Forward-looking statements, including those related to the ability of Historical DuPont, Historical Dow and DowDuPont to complete, or to make any filing or take any other action required to be taken to complete, the separations and distributions, are not guarantees of future results and are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements also involve risks and uncertainties, many of which are beyond the control of Historical DuPont, Historical Dow and DowDuPont. Some of the important factors that could cause DowDuPont’s, Historical Dow’s or Historical DuPont’s actual results (including DowDuPont’s agriculture business, materials science business or specialty products business as conducted by and through Historical Dow and Historical DuPont) to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) ability and costs to achieve all the expected benefits, including anticipated cost and growth synergies, from the integration of Historical Dow and Historical DuPont and the Intended Business Separations, (either directly or as conducted through Historical Dow and Historical DuPont); (ii) the incurrence of significant costs in connection with the integration of Historical Dow and Historical DuPont and the Intended Business Separations; (iii) risks outside the control of DowDuPont, Historical Dow and Historical DuPont which could impact the decision of the DowDuPont Board of Directors to proceed with the Intended Business Separations, including, among others, global economic conditions, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile foreign currency exchange rates, tax considerations, a full or partial shutdown of the U.S. federal government, and other challenges that could affect the global economy, specific market conditions in one or more of the industries of the businesses proposed to be separated, and changes in the regulatory or legal environment and the requirement to redeem $12.7 billion of DowDuPont notes if the Intended Business Separations are abandoned or delayed beyond May 1, 2020; (iv) potential liability arising from fraudulent conveyance and similar laws in connection with the separations and distributions; (v) disruptions or business uncertainty, including from the Intended Business Separations, could adversely impact financial performance and ability to retain and hire key personnel; (vii) potential inability to access the capital markets; and (viii) risks to DowDuPont’s, Historical Dow’s and Historical DuPont’s business, operations and results of operations from: the availability of and fluctuations in the cost of feedstocks and energy; balance of supply and demand and the impact of balance on prices; failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including trade disputes and retaliatory actions; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, natural disasters and weather events and patterns which could result in a significant operational event, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce intellectual property rights; failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K).

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Overview
DowDuPont Merger of Equals
DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Historical Dow") and Historical DuPont (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Merger Agreement, Historical Dow and Historical DuPont each merged with wholly owned subsidiaries of DowDuPont (the "Mergers") and, as a result of the Mergers, Historical Dow and Historical DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement.

DowDuPont intends to pursue, subject to the receipt of approval by the Board of Directors of DowDuPont and customary closing conditions, the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax-efficient transactions (collectively, the "Intended Business Separations" and the transactions to accomplish the Intended Business Separations, the “separations”). DowDuPont anticipates materials science separating about April 1, 2019, and expects agriculture and specialty products to separate about June 1, 2019.

The Intended Business Separations
DowDuPont has formed two wholly owned subsidiaries: Dow Holdings Inc., to serve as a holding company for its materials science business, and Corteva, Inc., to serve as a holding company for its agriculture business.

In furtherance of the Intended Business Separations, DowDuPont is engaged in a series of internal reorganization and realignment steps (the “Internal Reorganization”) to realign its businesses into three subgroups: agriculture, materials science and specialty products. As part of the Internal Reorganization, the assets and liabilities aligned with the materials science business will be transferred or conveyed to legal entities that will ultimately be subsidiaries of Dow Holdings Inc. and the assets and liabilities aligned with the agriculture business will be transferred or conveyed to legal entities that will ultimately be subsidiaries of Corteva Inc.

Following the Internal Reorganization, DowDuPont expects to distribute its materials science and agriculture businesses through two separate U.S. federal tax-free spin-offs in which DowDuPont stockholders, at the time of such spin-offs, will receive a pro rata dividend of the shares of the capital stock of Dow Holdings, Inc. and of Corteva, Inc., as applicable (the “distributions”). The materials science business after the consummation of the applicable Internal Reorganization will be referred to as “Dow” and the agriculture business after the consummation of the applicable Internal Reorganization will be referred to as “Corteva”. Following the separation and distribution of Dow, which is targeted to occur on April 1, 2019, DowDuPont, as the remaining company, will continue to hold the agriculture and specialty products businesses. DowDuPont is then targeted to complete the separation and distribution of Corteva on June 1, 2019, resulting in DowDuPont holding the specialty products businesses of the combined Company. After the distribution of Corteva, it is expected that DowDuPont will become known as DuPont (“DuPont”). Historical DuPont after the separations and distributions will hold the agriculture business and be a subsidiary of Corteva Inc. In November 2018, Historical DuPont entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility, (the “2018 Revolving Credit Facilities”). Availability of funds is subject to a number of conditions, including Corteva becoming a party to the 2018 Credit Revolving Facilities and the consummation of the separation and distribution of Corteva.

During the year ended December 31, 2018 and the period September 1 through December 31, 2017, the company incurred $1,375 million and $314 million, respectively, of costs in connection with the Merger and the Intended Business Separations, including costs relating to integration and separation planning. During the period January 1 through August 31, 2017 and the year ended December 31, 2016, the company incurred $581 million and $386 million, respectively of costs in connection with the Merger and the Intended Business Separations, including costs relating to integration and separation planning. These costs are recorded within integration and separation costs in the Successor periods and the costs are recorded within selling, general and administrative expenses in the Predecessor periods within the company's Consolidated Statements of Operations. These costs have primarily consisted of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees associated with the preparation and execution of activities related to the Merger and Intended Business Separations.

See the discussion of this report entitled DowDuPont Merger of Equals under Part 1, Item 1 Business; Part 1, Item 1A, Risk Factors; and Note 3 to the Consolidated Financial Statements for further details and a discussion of some of the risks related to the transaction.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Note on Financial Presentation
In connection with the Merger Transaction, the company applied the acquisition method of accounting as of September 1, 2017 and the Consolidated Financial Statements reflect the related adjustments. Historical DuPont's Consolidated Financial Statements for periods following the close of the Merger are labeled “Successor” and reflect DowDuPont’s basis in the fair values of the assets and liabilities of Historical DuPont. All periods prior to the closing of the Merger reflect the historical accounting basis in Historical DuPont's assets and liabilities and are labeled “Predecessor.” The Consolidated Financial Statements and Notes to the Consolidated Financial Statements include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. In addition, the company has elected to make certain changes in presentation to harmonize its accounting and reporting with that of DowDuPont in the Successor periods. See Note 1 to the Consolidated Financial Statements for further discussion of these changes and Note 3 to the Consolidated Financial Statements for additional information regarding the Merger Transaction.

Results
Net sales were $26.3 billion for the year ended December 31, 2018, compared to $7.1 billion for the period September 1 through December 31, 2017, and $17.3 billion for the period January 1 through August 31, 2017. The $1.9 billion increase was primarily driven by local pricing and portfolio gains across all regions. (Loss) income from continuing operations before taxes was $(4.8) billion, $(1.6) billion and $1.8 billion for the year ended December 31, 2018 and for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017, respectively. The year ended December 31, 2018 results include a goodwill impairment charge of $4.5 billion, increased transaction costs related to the Merger and Intended Business Separations, higher amortization related to the fair value step up of other intangible assets, and higher depreciation related to the fair value step up of property, plant and equipment. These increased costs are partially offset by higher sales and benefits from cost synergies. Pension and other post employment benefits ("OPEB") (benefits) costs for the year ended December 31, 2018 were $(228) million, as compared to $(83) million and $373 million for the period September 1 through December 31, 2017 and January 1 through August 31, 2017, respectively. Activity in the Successor periods benefited from significantly lower amortization of net losses from accumulated other comprehensive loss ("AOCL").

Analysis of Operations
DowDuPont Contribution and Historical DuPont’s Offer to Purchase Debt Securities
In contemplation of the Intended Business Separations and to achieve the respective credit profiles of each of the intended future companies, DowDuPont completed a series of financing transactions in the fourth quarter of 2018, which included an offering of senior unsecured notes and the establishment of new term loan facilities (the “financing transactions”).

On November 13, 2018, Historical DuPont launched a tender offer (the “Tender Offer”) to purchase $6.2 billion aggregate principal amount of its outstanding debt securities (the “Tender Notes”). The Tender Offer expired on December 11, 2018 (the “Expiration Date”). At the Expiration Date, $4,409 million aggregate principal amount of the Tender Notes had been validly tendered and was accepted for payment. In exchange for such validly tendered Tender Notes, Historical DuPont paid a total of $4,849 million, which included breakage fees and all applicable accrued and unpaid interest on such Tender Notes. DowDuPont contributed cash (generated from its notes offering) to Historical DuPont to fund the settlement of the Tender Offer and payment of associated fees. Historical DuPont recorded a loss from early extinguishment of debt of $81 million, primarily related to the difference between the redemption price and the par value of the notes, mostly offset by the write-off of unamortized step-up related to the fair value step-up of Historical DuPont’s debt. DowDuPont has announced its intent to use a portion of the remaining proceeds from the financing transaction to further reduce outstanding liabilities of Historical DuPont that would otherwise be attributable to Corteva.

Agriculture Reporting Unit Goodwill and Indefinite-lived Asset Impairments
During the third quarter of 2018, the company was required to perform an interim impairment test of its goodwill and indefinite-lived intangible assets for the agriculture reporting unit. As a result of the analysis performed, the company recorded pre-tax, non-cash impairment charges of $4,503 million for goodwill and $85 million for certain indefinite-lived assets for the year ended December 31, 2018. The charges were recognized in goodwill impairment charge and restructuring and asset related charges - net, respectively, in the Consolidated Statement of Operations.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Impact From Recently Enacted Tariffs
Certain countries where the company’s products are manufactured, distributed or sold have recently enacted or are considering imposing new tariffs on certain products. The tariffs contributed to an expected shift to soybeans from corn in Latin America and pressured North American farmer margins. These expectations were reflected in the revised long-term cash flow projections for the company's agriculture reporting unit, as discussed in Note 14 to the Consolidated Financial Statements.

Capacity Expansions Tyvek®
In June 2018, Historical DuPont announced plans to invest more than $400 million in its safety and construction product line to increase capacity for the manufacture of Tyvek® nonwoven materials at its Luxembourg site due to growing global demand. The production expansion, which includes investment in a new building and a third operating line at the site, is scheduled to occur over the next three years, with commercial production expected to begin in 2021.

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. As of December 31, 2018, the company had completed its accounting for the tax effects of The Act. As a result of The Act, the company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The company recorded a cumulative benefit of $2,755 million ($2,716 million benefit during 2017 and $39 million benefit during 2018) to provision for (benefit from) income taxes on continuing operations in the company's Consolidated Statement of Operations with respect to the remeasurement of the company's deferred tax balances. Additionally, the company recorded a cumulative charge of $859 million ($715 million charge during 2017 and $144 million charge during 2018 to provision for (benefit from) income taxes on continuing operations with respect to the one-time transition tax. For tax years beginning after December 31, 2017, The Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). The Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred. Additional details related to The Act can be found in Note 9 to the Consolidated Financial Statements.

DowDuPont Agriculture Division Restructuring Program
During the fourth quarter of 2018 and in connection with the ongoing integration activities, DowDuPont approved restructuring actions to simplify and optimize certain organizational structures within the agriculture product line in preparation for the Intended Business Separations. As a result of these actions, Historical DuPont expects to record total pre-tax charges of approximately $65 million, comprised of approximately $55 million of severance and related benefits costs; $5 million of asset related charges, and $5 million of costs related to contract terminations. For the year ended December 31, 2018, Historical DuPont recorded a pre-tax charge of $59 million, recognized in restructuring and asset related charges - net in the company's Consolidated Statement of Operations comprised of $54 million of severance and related benefit costs and $5 million related to asset related charges.

Future cash payments related to this charge are anticipated to be approximately $60 million, primarily related to the payment of severance and related benefits and contract termination costs. The company expects actions related to this program to be substantially complete by mid-2019.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions to achieve targeted cost synergies under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The Synergy Program is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, Historical DuPont expects to record total pre-tax restructuring charges of $575 million to $675 million, comprised of approximately $370 million to $400 million of severance and related benefits costs; $80 million to $100 million of costs related to contract terminations; and $125 million to $175 million of asset related charges. The company anticipates including savings associated with these actions within DowDuPont's cost synergy commitment of $3.6 billion associated with the Merger Transaction.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

For the year ended December 31, 2018, Historical DuPont recorded a pre-tax charge of $322 million, of which $318 million was recognized in restructuring and asset related charges - net and $4 million was recognized in sundry income (expense) - net in the company's Consolidated Statements of Operations. This charge consisted of severance and related benefit costs of $219 million, contract termination costs of $40 million and asset related charges of $63 million. For the period September 1 through December 31, 2017, Historical DuPont recorded a pre-tax charge of $187 million, recognized in restructuring and asset related charges - net in the company's Consolidated Statements of Operations. This charge consisted of severance and related benefit costs of $153 million, contract termination costs of $31 million and asset related charges of $3 million. Actions associated with the Synergy Program, including employee separations, are expected to be substantially complete by the end of 2019. Additional details related to this plan can be found on page 25 of this report and Note 6 to the Consolidated Financial Statements.

Future cash payments related to this program are anticipated to be approximately $255 million to $305 million, primarily related to the payment of severance and related benefits and contract termination costs. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions. The company anticipates including savings associated with these actions within DowDuPont's cost synergy commitment of $3.6 billion associated with the Merger Transaction. Additional details related to this plan can be found in Note 6 to the Consolidated Financial Statements.

2017 Restructuring Program
During the first quarter 2017, Historical DuPont committed to take actions to improve plant productivity and better position its product lines for productivity and growth before and after the anticipated closing of the Merger Transaction (the "2017 restructuring program"). In connection with these actions, the company incurred pre-tax charges of $313 million during the period from January 1 through August 31, 2017 recognized in restructuring and asset related charges - net in the company's Consolidated Statements of Operations. The charges primarily relate to the second quarter closure of the safety and construction product line at the Cooper River manufacturing site located near Charleston, South Carolina. The actions associated with this plan were substantially complete as of December 31, 2017. Additional details related to this plan can be found on page 25 of this report and Note 6 to the Consolidated Financial Statements.

FMC Transactions
On March 31, 2017, the company and FMC Corporation ("FMC") entered into a definitive agreement (the "FMC Transaction Agreement"). Under the FMC Transaction Agreement, and effective upon the closing of the transaction on November 1, 2017, FMC acquired the crop protection business and R&D assets that Historical DuPont was required to divest in order to obtain European Commission approval of the Merger Transaction, (the "Divested Ag Business") and Historical DuPont agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (collectively, the "FMC Transactions"). The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within (loss) income from discontinued operations after income taxes for all periods presented.

On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the H&N Business. The fair value as determined by the company of the H&N Business was $1,970 million. The FMC Transactions included a cash consideration payment to Historical DuPont of approximately $1,200 million, which reflects the difference in value between the Divested Ag Business and the H&N Business, as well as favorable contracts with FMC of $495 million. The carrying value of the Divested Ag Business approximated the fair value of the consideration received, thus no resulting gain or loss was recognized on the sale. Refer to Note 3 and 4 to the Consolidated Financial Statements for further information.

Separation of Performance Chemicals
On July 1, 2015, Historical DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company. In connection with the separation, the company and Chemours entered into a Separation Agreement and a Tax Matters Agreement as well as certain ancillary agreements. In accordance with generally accepted accounting principles in the U.S. ("GAAP"), the results of operations of its former Performance Chemicals segment are presented as discontinued operations and, as such, are included within (loss) income from discontinued operations after income taxes in the Consolidated Statements of Operations for all periods presented. Additional details regarding the separation and other related agreements can be found in Note 4 to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Settlement of PFOA MDL
As previously reported, approximately 3,550 lawsuits were consolidated in multi-district litigation (“MDL”); these lawsuits alleged personal injury from exposure to perfluorooctanoic acid and its salts, including the ammonium salt ("PFOA"), in drinking water as a result of the historical manufacture or use of PFOA. The plant operating units involved in the allegations are owned and operated by The Chemours Company ("Chemours"). The MDL was settled in early 2017 for $670.7 million in cash, with Chemours and DuPont (without indemnification from Chemours) each paying half. See Note 16 to the Consolidated Financial Statements for additional information

Net Sales
2018 versus 2017
Net sales were $26.3 billion for the year ended December 31, 2018, compared to $7.1 billion for the period September 1 through December 31, 2017 and $17.3 billion for the period January 1 through August 31, 2017. The $1.9 billion increase was primarily driven by local pricing gains across all regions, principally in the agriculture and transportation and advanced polymers product lines, as well as portfolio gains in the nutrition and health product line relating to the acquired H&N Business. Sales also increased on volume growth in Latin America and Asia Pacific.

In the Consolidated Statement of Operations, royalty income is included within net sales in the Successor periods and is included in sundry income (expense) - net in the Predecessor periods. Royalty income does not have a significant impact on any period presented. See Note 1 to the Consolidated Financial Statements for further discussion of the changes in presentation.

2017 versus 2016
Net sales were $7.1 billion for the period September 1 through December 31, 2017 and $17.3 billion for the period January 1 through August 31, 2017, compared to $23.2 billion for the year ended December 31, 2016. The $1.1 billion increase was primarily driven by 4 percent higher sales volume. In Asia Pacific sales volume increased 10 percent primarily driven by the electronics and imaging product line and the transportation and advanced polymers product line. In Europe, Middle East, and Africa ("EMEA") sales volume increased 5 percent driven by the agriculture product line and the safety and construction product line. In U.S. and Canada net sales increased 1 percent, principally reflecting volume growth in the agriculture product line. In Latin America net sales increased 4 percent, driven by a positive currency impact due to stronger Brazilian real, as well as higher volume, partially offset by lower local prices.

	Successor				Predecessor
	For the Year Ended December 31, 2018		For the Period September 1 through December 31, 2017		For the Period January 1 through August 31, 2017		For the Year Ended December 31, 2016
	Net sales ($ billions)	% of Net sales	Net sales ($ billions)	% of Net sales	Net sales ($ billions)	% of Net sales	Net sales ($ billions)	% of Net sales
Worldwide	$26.3	100.0	$7.1	100.0	$17.3	100.0	$23.2	100.0
U.S. & Canada	10.9	41.4	2.2	31.0	8.1	47.0	10.1	43.8
EMEA	6.3	23.9	1.7	24.1	3.9	22.8	5.3	22.7
Asia Pacific	6.5	24.6	2.1	29.3	3.9	22.2	5.4	23.3
Latin America	2.6	10.1	1.1	15.6	1.4	8.0	2.4	10.2

Cost of Goods Sold ("COGS")
2018 versus 2017
COGS was $18.2 billion for the year ended December 31, 2018 compared to $6.2 billion and $10.1 billion for the period September 1 through December 31, 2017 and the period January 1 through August 31, 2017, respectively. The increase was primarily driven by increased sales, the elimination of the other operating charges financial statement line item in the Successor periods, higher depreciation related to the fair value step-up of property, plant and equipment and increased raw material costs, specifically in the agriculture product line. The increase was also partially driven by the amortization of the inventory step-up of $1.6 billion for the year ended December 31, 2018 compared with $1.5 billion for the period September 1 through December 31, 2017.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

COGS as a percentage of net sales was 69 percent, 88 percent, and 58 percent for the year ended December 31, 2018, for the period September 1 through December 31, 2017 and for the period January 1 through August 31, 2017, respectively. The amortization of inventory step-up was 6 percent of net sales for the year ended December 31, 2018. The remaining COGS change as a percentage of net sales for the year ended December 31, 2018 was related to the items discussed above.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Merger, including the valuation of inventory and see Note 1 to the Consolidated Financial Statements for further discussion of the changes in presentation.

2017 versus 2016
COGS was $6.2 billion for the period September 1 through December 31, 2017 and $10.1 billion for the period January 1 through August 31, 2017 compared to $13.9 billion for the year ended December 31, 2016. The increase was primarily driven by the amortization of the inventory step-up of $1.5 billion for the period September 1 through December 31, 2017 as well as higher sales volume, increased expenses due to the elimination of the other operating charges financial statement line item in the Successor periods and higher depreciation related to the fair value step up of property, plant and equipment.

COGS as a percentage of net sales was 88 percent, 58 percent, and 60 percent for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017 and for the year ended December 31, 2016, respectively. The amortization of the inventory step-up was 22 percent of net sales in the Successor periods. The remaining COGS increase as a percentage of net sales in the Successor periods is due to the items discussed above. The elimination of the other operating charges financial statement line item would have increased COGS as a percentage of net sales by 3 percent for the period January 1 through August 31, 2017 and for the year ended December 31, 2016.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Merger, including the valuation of inventory and see Note 1 to the Consolidated Financial Statements for further discussion of the changes in presentation.

Other Operating Charges
2017 versus 2016
Other operating charges were $504 million for the period January 1 through August 31, 2017 and $667 million for the year ended December 31, 2016. In the Successor periods, other operating charges are included primarily in cost of goods sold, as well as selling, general and administrative expenses and amortization of intangibles. See Note 1 to the Consolidated Financial Statements for further discussion of the changes in presentation.

Research and Development Expense ("R&D")
2018 versus 2017
R&D expense was $1.5 billion for the year ended December 31, 2018, $492 million for the period September 1 through December 31, 2017, and $1 billion for the period January 1 through August 31, 2017. R&D expense remained flat as the increases in R&D expense for the agriculture product line related to investments to support new product launches and for the nutrition and health product line were offset by lower performance-based compensation.

R&D as a percentage of net sales was 6 percent, 7 percent, and 6 percent for the year ended December 31, 2018, for the period September 1 through December 31, 2017 and for the period January 1 through August 31, 2017, respectively.

2017 versus 2016
R&D expense was $492 million for the period September 1 through December 31, 2017, $1.0 billion for the period January 1 through August 31, 2017, and $1.5 billion for the year ended December 31, 2016. The change was primarily driven by an increase in R&D expense related to the agriculture product line, partially offset with lower costs related to the DowDuPont Cost Synergy Program.

R&D as a percentage of net sales was 7 percent, 6 percent, and 6 percent for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017 and for the year ended December 31, 2016, respectively. R&D as a percentage of net sales is slightly higher in the Successor periods, primarily due to an increase in R&D for new product introductions and higher depreciation, partially offset by cost savings and the absence of amortization expense.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Selling, General and Administrative Expenses ("SG&A")
2018 versus 2017
SG&A was $3.9 billion for the year ended December 31, 2018, $1.1 billion for the period September 1 through December 31, 2017, and $3.2 billion for the period January 1 through August 31, 2017. In the Successor periods, integration and separation costs and amortization of intangibles are presented as line items on the Consolidated Statement of Operations. For the period January 1 through August 31, 2017, the company incurred $581 million of transaction costs in connection with the Merger and the Intended Business Separations. The remaining change was primarily driven by increases in expense to support growth investments for new products in the agriculture and nutrition and health product lines, higher costs due to inclusion of a full year of results from the acquisition of the H&N Business from FMC, certain costs that are included in other operating charges for the Successor period, partially offset by cost synergies and by lower performance-based compensation. See Note 1 to the Consolidated Financial Statements for further discussion of the changes in presentation.

SG&A as a percentage of net sales was 15 percent, 16 percent, and 19 percent for the year ended December 31, 2018, for the period September 1 through December 31, 2017 and for the period January 1 through August 31, 2017, respectively. Transaction costs were 3 percent of net sales for the period January 1 through August 31, 2017.

2017 versus 2016
SG&A was $1.1 billion for the period September 1 through December 31, 2017, $3.2 billion for the period January 1 through August 31, 2017, and $4.1 billion for the year ended December 31, 2016. The change was primarily driven by higher transaction costs, increased selling expense and commissions, primarily for agriculture products and higher compensation, partially offset with lower costs related to the 2016 global cost savings and restructuring plan and the absence of amortization expense in the Successor periods. During the year ended December 31, 2016 and the period January 1 through August 31, 2017, the company incurred $386 million and $581 million, respectively, of transaction costs in connection with the Merger and the Intended Business Separations.

SG&A as a percentage of net sales was 16 percent, 19 percent, and 18 percent for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017 and for the year ended December 31, 2016, respectively. Transaction costs were 3 percent and 2 percent of net sales for the period January through August 31, 2017 and for the year ended December 31, 2016. The remaining net sales increase as a percentage of net sales in the Successor periods is due to the items discussed above.

Amortization of Intangibles
2018 versus 2017
Intangible asset amortization was $1.3 billion for the year ended December 31, 2018 and $389 million for the period September 1 through December 31, 2017. In the Predecessor periods, amortization of intangibles was included within SG&A; other operating charges; R&D; and COGS. See Note 3 to the Consolidated Financial Statements for further information regarding the Merger, including the valuation of intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $485 million for the year ended December 31, 2018, $180 million for the period September 1 through December 31, 2017, $323 million for the period January 1 through August 31, 2017 and $556 million for the year ended December 31, 2016.

2018
The activity for the year ended December 31, 2018 was related to a $318 million charge related to the Synergy Program, a $126 million of asset related charges (discussed in the "Asset Impairment" section, below), a $59 million charge related to the DowDuPont Agriculture Division Restructuring Program and an ($18) million benefit from reversals of prior year programs.

2017
The charge for the period September 1 through December 31, 2017 was primarily severance and related benefit costs as part of the Synergy Program.

The charge for the period January 1 through August 31, 2017 was comprised of $279 million of asset related charges and $34 million in severance and related benefit costs. The asset related charges primarily relate to the second quarter closure of the safety and construction product line at the Cooper River manufacturing site located near Charleston, South Carolina as part of the 2017 restructuring program.

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

See Note 6 to the Consolidated Financial Statements for additional information.

Asset Impairment
For the year ended December 31, 2018, the company recognized an $85 million pre-tax ($66 million after-tax) impairment charge in restructuring and asset related charges - net in the company's Consolidated Statements of Operations related to certain IPR&D assets within the agriculture reporting unit. See Notes 6 and 14 to the Consolidated Financial Statements for additional information.

For the year ended December 31, 2018, management determined the fair values of investments in nonconsolidated affiliates in China were below the carrying values and had no expectation the fair values would recover. As a result, management concluded the impairment was other than temporary and recorded an impairment charge of $41 million in restructuring and asset related charges - net in the company's Consolidated Statements of Operations, none of which is tax-deductible, for the year ended December 31, 2018. See Notes 6 and 21 to the Consolidated Financial Statements for additional information.

For the year ended December 31, 2016, the company recorded an asset impairment charge of $435 million related to its uncompleted enterprise resource planning ("ERP") system. Given the uncertainties related to timing of completion as well as potential developments and changes to technologies in the market place at the time of restart, use of the ERP system can no longer be considered probable. Additionally, the company recorded a $158 million impairment charge related to indefinite-lived intangible trade names as a result of the realignment of brand marketing strategies and a determination to phase out the use of certain acquired trade names. See Notes 6 and 21 to the Consolidated Financial Statements for additional details related to these charges.

Integration and Separation Costs
2018 versus 2017
Integration and separation costs were $1,375 million for the year ended December 31, 2018 and $314 million in the period September 1 through December 31, 2017. In the Predecessor periods, integration and separation costs were included within SG&A. See Note 1 to the Consolidated Financial Statements for further discussion of the changes in presentation.

The company expects Integration and separation costs to continue to be significant in 2019.

Goodwill Impairment Charge
The company recorded a goodwill impairment charge of $4,503 million in the year ended December 31, 2018 related to an interim goodwill impairment test for its agriculture reporting unit. See Note 14 to the Consolidated Financial Statements for additional information regarding the company’s goodwill impairment charge.

Sundry Income (Expense) - Net
2018 versus 2017
Sundry income (expense) - net was income of $543 million for the year ended December 31, 2018. Sundry income (expense) - net was an income of $224 million and expense of ($113) million for the period September 1 through December 31, 2017 and for the period January 1 through August 31, 2017, respectively. The year ended December 31, 2018 includes a non-operating pension and other post employment credit of $368 million, interest income of $92 million, and other miscellaneous income offset by net exchange loss of $110 million and other miscellaneous expenses. The period September 1 through December 31, 2017 includes a non-operating pension and other post employment benefit credit of $134 million, interest income of $41 million, and a net exchange gain of $8 million. The period January 1 through August 31, 2017 includes a net exchange loss of $394 million, a non-operating pension and other post employment cost of $278 million, a pre-tax gain of $162 million associated with the sale of the global food safety diagnostic business, and royalty income of $84 million.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2017 versus 2016
Sundry income (expense) - net was an income of $224 million and expense of ($113) million for the period September 1 through December 31, 2017 and for the period January 1 through August 31, 2017, respectively. Sundry income (expense) - net was income of $667 million for the year ended December 31, 2016. The 2017 charges are described above. The year ended December 31, 2016 included a pre-tax gain of $369 million associated with the sale of Historical DuPont ("Shenzhen") Manufacturing Limited entity, royalty income of $170 million, a net exchange loss of $106 million and a non-operating pension and other post employment cost of $40 million. In the Successor periods, royalty income is included in net sales. See Note 1 to the Consolidated Financial Statements for further discussion of the changes in presentation.

See Note 8 to the Consolidated Financial Statements for additional information.

Loss on Early Extinguishment of Debt
The company recorded a loss from early extinguishment of debt of $81 million for the year ended December 31, 2018, primarily related to the difference between the redemption price and the aggregate amount of the Tender Notes purchased in the Tender Offer, mostly offset by the write-off of unamortized step-up related to the fair value step-up of Historical DuPont’s debt. Additional information regarding the company’s Early Tender Settlement can be found on pages 20 and 29 of this report and Note 15 to the Consolidated Financial Statements for additional.

Interest Expense
2018 versus 2017
Interest expense was $331 million for the year ended December 31, 2018, $107 million for the period September 1 through December 31, 2017, and $254 million for the period January 1 through August 31, 2017. The change was primarily driven by amortization of the step-up of debt as a result of push-down accounting, partially offset by higher borrowing rates.

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

Provision for Income Taxes on Continuing Operations
2018
For the year ended December 31, 2018, the company’s effective tax rate of (4.6) percent on pre-tax loss from continuing operations of $4,793 million was unfavorably impacted by the non-tax-deductible impairment charge for the agriculture reporting unit and corresponding $75 million tax charge associated with a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil, costs associated with the Merger with Dow (including a $74 million net tax charge on repatriation activities to facilitate the Intended Business Separations), a $121 million net tax charge related to completing its accounting for the tax effects of the Act (see Note 9 of the Consolidated Financial Statements for additional detail), and the impacts related to the non-tax-deductible amortization of the fair value step-up in DuPont’s inventories as a result of the Merger.

2017
For the period September 1 through December 31, 2017, the company’s effective tax rate of 168.5 percent on pre-tax loss from continuing operations of $1,586 million was favorably impacted by a provisional net benefit of $2,001 million that the company recognized due to the enactment of The Act, a net benefit of $261 million related to an internal legal entity restructuring associated with the Intended Business Separations, as well as geographic mix of earnings. Those impacts were partially offset by the non-tax deductible amortization of the fair value step-up in Historical DuPont’s inventories as a result of the Merger, certain net exchange losses recognized on the remeasurement of the net monetary asset positions which were not tax deductible in their local jurisdictions, as well as the tax impact of costs associated with the Merger with Historical Dow and restructuring and asset related charges.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

For the period January 1 through August 31, 2017, the company’s effective tax rate was 8.3 percent on pre-tax income from continuing operations of $1,791 million.  For the period January 1 through August 31, 2017, the company’s effective tax rate was favorably impacted by geographic mix of earnings, certain net exchange gains recognized on the remeasurement of the net monetary asset positions which were not taxable in their local jurisdictions, net favorable tax consequences of the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, tax benefits related to a reduction in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations, as well as tax benefits on costs associated with the Merger with Historical Dow and restructuring and asset related charges. Those tax benefits were partially offset by the unfavorable tax consequences of non-deductible goodwill associated with the gain on the sale of the global food safety diagnostic business in the first quarter of 2017.

2016
For the year ended December 31, 2016, the company’s effective tax rate of 23.5 percent on pre-tax income from continuing operations of $2,723 million was impacted by geographic mix of earnings as well as certain net exchange gains recognized on the remeasurement of the net monetary asset positions which were not taxable in their local jurisdictions. Those benefits were partially offset by the tax consequences of the gain on the sale of Historical DuPont (Shenzhen) Manufacturing Limited in the first quarter of 2016.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Liquidity & Capital Resources

The company continually reviews its sources of liquidity and debt portfolio and occasionally may make adjustments to one or both to ensure adequate liquidity.

(Dollars in millions)	December 31, 2018	December 31, 2017
Cash, cash equivalents and marketable securities	$4,500	$8,202
Total debt	$7,972	$13,070

In the fourth quarter of 2018, Historical DuPont offered to purchase for cash approximately $6.2 billion of outstanding debt securities from each registered holder of the applicable series of debt securities (the “Tender Offers”). The company has retired $4.4 billion aggregate principal amount of such debt securities in connection with the Tender Offers, which expired on December 11, 2018. The retirement of these debt securities was funded with cash contributions from DowDuPont.

In July 2018, Historical DuPont fully repaid $1,250 million of 6.0 percent coupon bonds at maturity.

The company's credit ratings impact its access to the debt capital markets and cost of capital. The company remains committed to a strong financial position and strong investment-grade rating. The company's long-term and short-term credit ratings are as follows:

	Long-term	Short-term	Outlook
Standard & Poor's	A-	A-2	Stable
Moody’s Investors Service	A3	P-2	Stable
Fitch Ratings	A	F1	Stable

The company believes its ability to generate cash from operations and access to capital markets will be adequate to meet anticipated cash requirements to fund its working capital, capital spending, debt maturities in the ordinary course as well as distributions and other intercompany transfers to DowDuPont which relies primarily on Historical DuPont and Historical Dow to fund payment of its operating costs and expenses. Historical DuPont’s current strong financial position, liquidity and credit ratings continue to provide access as needed to the capital markets. The company's liquidity needs can be met through a variety of sources, including cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, long-term debt markets, bank financing, committed receivable repurchase facilities and asset sales.

The company has access to approximately $6.1 billion in committed and uncommitted unused credit lines with several major financial institutions including unused commitments of $2.5 billion under the Term Loan Facility described below and a $3.0 billion revolving credit facility to support its commercial paper program. These unused credit lines provide support to meet the company's short-term liquidity needs and for general corporate purposes which may include funding of discretionary and non-discretionary contributions to certain benefit plans, severance payments, repayment and refinancing of debt, working capital, capital expenditures and repurchases and redemptions of securities.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended, from time to time, the "Term Loan Facility") under which Historical DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and funding a portion of DowDuPont's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At December 31, 2018, the company had made four term loan borrowings in an aggregate principal amount of $2.0 billion and had unused commitments of $2.5 billion under the Term Loan Facility. In addition, in 2018 the company amended its $3.0 billion revolving credit facility to extend the maturity date to June 2020.

The Term Loan Facility and the amended revolving credit facility (the "Facilities") contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to Historical DuPont’s long-term public debt. The Facilities contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for Historical DuPont and its consolidated subsidiaries not exceed 0.6667. At December 31, 2018, the company was in compliance with this financial covenant.

The Facilities impose additional affirmative and negative covenants on Historical DuPont and its subsidiaries after the closing of the Merger, subject to certain limitations, including to:

•
not sell, lease or otherwise convey to DowDuPont, its shareholders or its non-Historical DuPont subsidiaries, any assets or properties of Historical DuPont or its subsidiaries unless the aggregate amount of revenues attributable to all such assets and properties so conveyed after the merger does not exceed 30 percent of the consolidated revenues of Historical DuPont and its subsidiaries as of December 31, 2015; and

•	not guarantee any indebtedness or other obligations of DowDuPont, Historical Dow or their respective subsidiaries (other than of Historical DuPont and its subsidiaries).

The Facilities will terminate, and the loans and other amounts thereunder would become due and payable, upon the sale, transfer, lease or other disposition of all or substantially all of the assets of the agriculture product line to DowDuPont, its shareholders or any of its non-Historical DuPont subsidiaries.

In February 2018, in line with seasonal agricultural working capital requirements, the company entered into a committed receivable repurchase agreement of up to $1.3 billion (the "2018 Repurchase Facility") which expired in December 2018. Under the 2018 Repurchase Facility, the company sold a portfolio of available and eligible outstanding customer notes receivables within the agriculture product line to participating institutions and simultaneously agreed to repurchase at a future date.

In February 2019, the company entered into a new committed receivable repurchase facility of up to $1.3 billion (the "2019 Repurchase Facility") which expires in December 2019. See further discussion of the 2019 Repurchase Facility in Note 24 to the Consolidated Financial Statements.

During the period January 1 through August 31, 2017, the company made total contributions of $2.9 billion to its principal U.S. pension plan, including approximately $2.7 billion reflecting discretionary contributions. The discretionary contribution was funded through the May 2017 Debt Offering, as discussed above; short-term borrowings, including commercial paper issuance; and cash. The $2.9 billion contribution was taken as a deduction on the company’s 2016 federal tax return and resulted in a net operating loss for tax purposes.  This loss resulted in an overpayment of taxes paid of approximately $800 million.  A portion of the overpayment was applied against the 2017 tax liability.  The remainder of the loss generated a refund of approximately $700 million which was received during the fourth quarter of 2017. At the end of 2017, the company did not anticipate making contributions to its principal U.S. pension plan in 2018. The company made a discretionary contribution of $1.1 billion in the third quarter of 2018 to its principal U.S. pension plan, primarily through cash balances. The decision to make the discretionary contribution took into account tax deductible limits as well as capital structure considerations.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company entered into a trust agreement in 2013 (as amended and restated in 2017) that established and requires Historical DuPont to fund a trust (the "Trust") for cash obligations under certain nonqualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. As a result, in November 2017, the company contributed $571 million to the Trust. In the fourth quarter of 2017, $13 million was distributed to Historical DuPont according to the Trust agreement and at December 31, 2017, the balance in the Trust was $558 million. During the year ended December 31, 2018, $68 million was distributed to Historical DuPont according to the Trust agreement and at December 31, 2018, the balance in the Trust was $500 million.

The company's cash, cash equivalents and marketable securities at December 31, 2018 and 2017 are $4.5 billion and $8.2 billion, respectively, of which $3.9 billion at December 31, 2018 and $7.9 billion at December 31, 2017 was held by subsidiaries in foreign countries, including United States territories. The decrease in cash held by subsidiaries in foreign countries is due to the repatriation activities discussed below. For each of its foreign subsidiaries, the company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the company (see Note 9 to the Consolidated Financial Statements for further details of The Act). A tax liability was accrued for the estimated U.S. federal tax on all accumulated unrepatriated earnings through December 31, 2017 in accordance with The Act (i.e., "transition tax"). The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. At December 31, 2018, management believed that sufficient liquidity is available in the United States. The company has the ability to repatriate additional funds to the US, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation. During 2018, in connection with the Intended Business Separations, the company repatriated certain funds from its non-U.S. subsidiaries that were not needed to finance local operations. During the year ended December 31, 2018, the company recorded net tax expense of $74 million associated with foreign withholding tax incurred in connection with these repatriation activities.

	Successor		Predecessor
(Dollars in millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Cash provided by (used for) operating activities	$848	$4,196	$(3,949)	$3,357

Cash provided by operating activities was $848 million for the year ended December 31, 2018, primarily driven by earnings after goodwill impairment and inventory step-up amortization offset by transaction costs, pension contributions, changes in working capital and tax payments. Cash provided by operating activities was $4,196 million for the period September 1 through December 31, 2017, primarily driven by seasonal cash flows related to the agriculture product line and a tax refund related to voluntary pension contributions made in the Predecessor period, partially offset by transaction costs and the PFOA multi-district litigation settlement, which was primarily paid in September. Cash used for operating activities was $3,949 million for the period January 1 through August 31, 2017, primarily driven by pension contributions of $3,024 million, seasonal cash flows related to the agriculture product line, transaction costs and tax payments, partially offset by earnings. Cash provided by operating activities was $3,357 million for the year ended December 31, 2016, primarily due to earnings offset by tax payments, pension contributions and transaction costs.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

	Successor		Predecessor
(Dollars in millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Cash (used for) provided by investing activities	$(334)	$2,768	$(2,382)	$(1,514)

Cash used for investing activities was $334 million for the year ended December 31, 2018, primarily driven by increased capital expenditures partially offset by net proceeds from investments. Cash provided by investing activities was $2,768 million for the period September 1 through December 31, 2017, primarily driven by approximately $1,200 million of cash received for the FMC transactions and net proceeds from investments, partially offset by capital expenditures. Cash used for investing activities was $2,382 million for the period January 1 through August 31, 2017, primarily due to increased net purchases of investments, capital expenditures, payments for the acquisition of Granular and net payments from foreign currency contracts, partially offset by proceeds from the sale of property and businesses. Cash used for investing activities of $1,514 million during the year ended December 31, 2016 was primarily due to $1,019 million of capital expenditures, net purchases of investments and net payments from foreign currency contracts, partially offset by proceeds from the sale of property and businesses.

Capital expenditures totaled $1,311 million for the year ended December 31, 2018, $426 million for the period September 1 through December 31, 2017, $687 million for the period January 1 through August 31, 2017, and $1,019 million in 2016. The company expects 2019 capital expenditures to be about $1,800 million, of which approximately $500 million is related to the targeted cost synergies associated with the Merger and execution of the Intended Business Separations.

	Successor		Predecessor
(Dollars in millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Cash (used for) provided by financing activities	$(3,112)	$(3,227)	$5,632	$(2,385)

Cash used for financing activities was $3,112 million for the year ended December 31, 2018, primarily driven by the retirement of $4,409 million aggregate principal amount of Tender Notes as part of DuPont ’s Tender Offer, an increase in distributions to DowDuPont of $1,977 million and repayments of $1,250 million on bonds at maturity, partially offset by contributions from DowDuPont of $4,849 million. Cash used for financing activities was $3,227 million for the period September 1 through December 31, 2017, primarily driven by a decrease in borrowings from commercial paper, distributions to DowDuPont and dividends paid to stockholders, partially offset by increased borrowings under the Term Loan. Cash provided by financing activities was $5,632 million for the period January 1 through August 31, 2017, primarily driven by the May 2017 Debt Offering as well as increased borrowings from commercial paper, the Repurchase Facility, and the Term Loan Facility, partially offset by dividends paid to stockholders. Cash used for financing activities of $2,385 million during the year ended December 31, 2016 was primarily driven by dividend payments to stockholders, repurchases of common stock, and repayments of long-term debt.

Dividend payments to shareholders of Historical DuPont common and preferred stock totaled $0.3 billion during the period September 1 through December 31, 2017, $0.7 billion during the period January 1 through August 31, 2017, and $1.3 billion in 2016. Dividends per share of common stock were $1.14 for the period January 1 through August 31, 2017 and $1.52 in 2016.

In the first quarter 2015, Historical DuPont announced its intention to buy back about $4.0 billion of shares of Historical DuPont common stock using the distribution proceeds received from Chemours. During 2016, the company purchased and retired 13.2 million shares in the open market at a cost of $916 million.

As of the consummation of the Merger, shares of Historical DuPont common stock held publicly were redeemed and Historical DuPont's common stock is owned solely by its parent company, DowDuPont. Historical DuPont's preferred stock remains issued and outstanding, and Historical DuPont continues to be responsible for dividends on its preferred stock; however, the obligation is not material to the company's liquidity. Dividend payments to shareholders of Historical DuPont preferred stock totaled $10 million for the year ended December 31, 2018, $3 million during the period September 1 through December 31, 2017, $7 million during the period January 1 through August 31, 2017, and $10 million in 2016.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

DowDuPont primarily relies on distributions and other intercompany transfers from Historical DuPont and Historical Dow to fund payment of its operating costs and expenses. In November 2017, DowDuPont’s Board of Directors (the "Board") declared a fourth quarter dividend per share of DowDuPont common stock payable on December 15, 2017 and authorized an initial $4 billion share repurchase program to buy back shares of DowDuPont common stock. The $4 billion share repurchase program was completed in the third quarter of 2018. In 2018, the Board declared and paid quarterly dividends per share of DowDuPont common stock. For the year ended December 31, 2018 and the period September 1 through December 31, 2017, Historical DuPont declared and paid distributions in cash to DowDuPont of about $2,806 million and $829 million, respectively, primarily to fund a portion of DowDuPont’s share repurchases and dividend payments for these periods.

See Note 17 to the Consolidated Financial Statements for additional information relating to the above Historical DuPont share buyback plan.

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

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, long-term employee benefit obligations, income taxes, restructuring liabilities, environmental matters and litigation. Management's estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represent some of the more critical judgment areas in the application of the company's accounting policies which could have a material effect on the company's financial position, liquidity or results of operations.

Pension Plans and Other Post Employment Benefits
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company's pension and OPEB plans. Management reviews these two key assumptions when plans are re-measured. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan's benefit obligation or the applicable plan assets, the excess is amortized over the average remaining service period of active employees or the average remaining life expectancy of the inactive participants if all or almost all of a plan’s participants are inactive.

About 80 percent of the company's benefit obligation for pensions and essentially all of the company's OPEB obligations are attributable to the benefit plans in the U.S. In the U.S., the discount rate is developed by matching the expected cash flow of the benefit plans to a yield curve constructed from a portfolio of high quality fixed-income instruments provided by the plans' actuaries as of the measurement date. The company measures the service and interest cost components utilizing a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For non-U.S. benefit plans, historically the company utilized prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date. For the 2018 measurement date, the company adopted the Aon AA corporate bond rates to determine the discount rate, applicable to each country.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Within the U.S., the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are also taken into consideration. The long-term expected return on plan assets in the U.S. is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation and interest rates over the long-term period during which benefits are payable to plan participants. Consistent with prior years, the long-term expected return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plan's assets. In connection with pension contributions of $2,900 million to its principal U.S. pension plan for the period of January 1, 2017 through August 31, 2017, an investment policy study was completed for the principal U.S. pension plan. The study resulted in new target asset allocations for the U.S. pension plan with resulting changes to the expected return on plan assets. The long-term rate of return on assets decreased from 8.00 percent for the Predecessor period to 6.25 percent for the Successor periods in 2017.

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than its fair value. Accordingly, there may be a lag in recognition of changes in market valuation. As a result, changes in the fair value of assets are not immediately reflected in the company's calculation of net periodic pension cost.  Generally, the market-related value of assets is calculated by averaging market returns over 36 months, however, as a result of the Merger, for the Successor periods, the market-related value of assets was calculated by averaging market returns from September 1, 2017 through the respective year ends.

The following table shows the market-related value and fair value of plan assets for the principal U.S. pension plan:

	Successor		Predecessor
(Dollars in billions)	December 31, 2018	December 31, 2017 [1]	December 31, 2016 [1]
Market-related value of assets	$16.6	$16.6	$13.5
Fair value of plan assets	15.7	16.7	13.5

1.
During the fourth quarter of 2017 and 2016, the plan's trust fund paid approximately $140 million and $550 million, respectively, to a group of separated, vested plan participants who elected a limited-time opportunity to receive a lump sum payout. See further discussion under "Long-term Employee Benefits" beginning on page 40.

For plans other than the principal U.S. pension plan, pension expense is determined using the fair value of assets.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and OPEB plans, based on assets and liabilities at December 31, 2018:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$(31)	$32
Expected rate of return on plan assets	48	(48)
Additional information with respect to pension and OPEB expenses, liabilities and assumptions is discussed under "Long-term Employee Benefits" beginning on page 40 and in Note 18 to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At December 31, 2018, the company had accrued obligations of $381 million for probable environmental remediation and restoration costs, including $54 million for the remediation of Superfund sites. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties ("PRPs") at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation and costs, and, under adverse changes in circumstances, it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $750 million above that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. It is the opinion of the company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the company’s results of operations, financial condition or cash flows. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 16 to the Consolidated Financial Statements.

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

Indemnification Assets
On July 1, 2015, Historical DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Chemours Separation"). In connection with the Chemours Separation, the company and Chemours entered into a Separation Agreement (as amended, the "Chemours Separation Agreement"). Pursuant to the Chemours Separation Agreement discussed in Note 4 to the Consolidated Financial Statements, the company is indemnified by Chemours against certain litigation, environmental, workers' compensation, and other liabilities that arose prior to the separation. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments.  In connection with the recognition of liabilities related to these indemnified matters, the company records an indemnification asset when recovery is deemed probable.  In assessing the probability of recovery, the company considers the contractual rights under the Chemours Separation Agreement and any potential credit risk.  Future events, such as potential disputes related to recovery as well as the solvency of Chemours, could cause the indemnification assets to have a lower value than anticipated and recorded. The company evaluates the recovery of the indemnification assets recorded when events or changes in circumstances indicate the carrying values may not be fully recoverable.

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

Deferred income taxes result from differences between the financial and tax basis of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. For example, changes in facts and circumstances that alter the probability that the company will realize deferred tax assets could result in recording a valuation allowance, thereby reducing the deferred tax asset and generating a deferred tax expense in the relevant period. In some situations, these changes could be material. See Note 9 to the Consolidated Financial Statements for additional information.

At December 31, 2018, the company had a net deferred tax liability balance of $5.1 billion, net of a valuation allowance of $1.1 billion. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets. See Note 9 to the Consolidated Financial Statements for additional details related to the deferred tax liability balance.

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

The company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The company aggregates certain components into reporting units based on economic similarities. Subsequent to the Merger, the company identified nine reporting units, of which eight have goodwill assigned. In connection with the Merger Transaction, the company adopted the policy of the parent company and performs its annual goodwill impairment test in the fourth quarter.

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

If additional quantitative testing is required, the reporting unit’s fair value is compared with its carrying amount, and an impairment charge, if any, is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The company determined fair values for each of the reporting units using the income approach.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in the company’s forecasts. The company derives its discount rates using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the cost of equity financing. The company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts. Discount rates used in the company’s reporting unit valuations ranged from 7.25% to 13.75%.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods. The company’s assets and liabilities were measured at fair value as of the date of the Merger, and as a result, any declines in projected cash flows or increases in discount rates could have a material, negative impact on the fair value of the company's reporting units and assets and therefore result in an impairment.

During the third quarter of 2018, and in connection with strategic business reviews, the company assembled updated financial projections. The revised financial projections of the agriculture reporting unit assessed and quantified the impacts of developing market conditions, events and circumstances that have evolved throughout 2018, resulting in a reduction in the forecasts of sales and profitability as compared to prior forecasts. The reduction in financial projections was principally driven by lower growth in sales and margins in North America and Latin America and unfavorable currency impacts related to the Brazilian real.  The lower growth expectation is driven by reduced planted area, an expected unfavorable shift to soybeans from corn in Latin America, and delays in expected product registrations. In addition, decreases in commodity prices and higher than anticipated industry grain inventories are expected to impact farmers’ income and buying choices resulting in shifts to lower technologies and pricing pressure. The company considered the combination of these factors and the resulting reduction in its forecasted projections for the agriculture reporting unit and determined it was more likely than not that the fair value of the agriculture reporting unit was less than the carrying value, thus requiring the performance of an updated goodwill and intangible asset impairment analysis for the agriculture reporting unit as of September 30, 2018.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company performed an interim impairment analysis for the agriculture reporting unit using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs. The company’s significant estimates in this analysis include, but are not limited to, future cash flow projections, Merger-related cost and growth synergies, the weighted average cost of capital, the terminal growth rate, and the tax rate. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. The key assumption driving the change in fair value was the lower financial projections discussed above. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the company’s estimates. If the company’s ongoing estimates of future cash flows are not met, the company may have to record additional impairment charges in future periods. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategy. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Based on the analysis performed, the company determined that the carrying amount of the agriculture reporting unit exceeded its fair value resulting in a $4.5 billion pre-tax (and after-tax) goodwill impairment charge. The company also performed an impairment test on indefinite-lived intangibles and determined that the fair value of certain IPR&D assets had declined as a result of delays in timing of commercialization and increases to expected R&D costs. This resulted in a pre-tax impairment charge of $85 million ($66 million after-tax). The assumptions and estimates used in determining the fair values of this reporting unit and its indefinite-lived intangibles contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment. For further information see Notes 6, 14 and 21 to the Consolidated Financial Statements.

In the fourth quarter of 2018, quantitative testing was performed on all of the company’s reporting units. Based on the results of the step one testing, the estimated fair value of each of the reporting units exceeded their carrying values. Due to the fair value and carrying value of these reporting units being equal at the date of the Merger resulting in little, if any, margin of fair value in excess of carrying value, the company believes these reporting units are at risk to have impairment charges in future periods. The dynamic economic environments in which the company's diversified product lines operate, and key economic and product line assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors, circumstances and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.

The company’s goodwill and indefinite-lived intangibles by reporting unit at December 31, 2018 is shown below (in millions):

Reporting Unit	Goodwill	Indefinite-Lived Intangible Assets
Agriculture	$8,849	$8,663
Electronics and Imaging	4,056	495
Safety and Construction	5,512	260
Nutrition and Health	8,742	1,424
Transportation and Advanced Polymers	6,366	310
Packaging and Specialty Plastics	3,587	—
Industrial Biosciences	3,113	399
Clean Tech	461	—
Total	$40,686	$11,551

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Prepaid Royalties
The company’s agriculture product line currently has certain third party biotechnology trait license agreements, which require up-front and variable payments subject to the licensor meeting certain conditions. These payments are reflected as other current assets and other assets and are amortized to cost of goods sold as seeds containing the respective trait technology are utilized over the life of the license. At December 31, 2018, the balance of prepaid royalties reflected in other current assets and other assets was $239 million and $1,139 million, respectively. The company evaluates the carrying value of the prepaid royalties when events or changes in circumstances indicate the carrying value may not be recoverable. The recoverability of the prepaid royalties and the rate of royalty amortization expense recognized are based on the company’s strategic plans which include various assumptions and estimates including product portfolio, market dynamics, farmer preferences, growth rates and projected planted acres. Changes in factors and assumptions included in the strategic plans, including potential changes to the product portfolio in favor of internally developed biotechnology, could impact the recoverability and/or rate of recognition of the relevant prepaid royalty.

Off-Balance Sheet Arrangements
Certain Guarantee Contracts
Information with respect to the company's guarantees is included in Note 16 to the Consolidated Financial Statements. Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

Contractual Obligations
Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2018	2019	2020-2021	2022-2023	2024 and beyond
Long-term debt and capital lease obligations[1,2]	$6,033	$295	$4,988	$409	$341
Expected cumulative cash requirements for interest payments through maturity	532	189	117	40	186
Operating leases	655	242	218	110	85
Purchase obligations[3]
Information technology infrastructure & services	76	53	23	—	—
Raw material obligations	1,746	570	759	381	36
Utility obligations	79	34	22	14	9
Other	81	53	19	9	—
Total purchase obligations	1,982	710	823	404	45
Other liabilities[1,4]
Pension and other post employment benefits	7,032	429	751	1,662	4,190
Workers' compensation	70	10	25	13	22
Environmental remediation	381	142	121	71	47
License agreements[5]	911	220	336	262	93
Other[6]	276	88	53	37	98
Total other long-term liabilities	8,670	889	1,286	2,045	4,450
Total contractual obligations[7]	$17,872	$2,325	$7,432	$3,008	$5,107

1.	Included in the Consolidated Financial Statements.

2.	Excludes unamortized debt step-up premium of $78 million and unamortized debt fees of $2 million.

3.
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

4.
The company's contractual obligations do not reflect an offset for recoveries associated with indemnifications by Chemours in accordance with the Chemours Separation Agreement. Refer to Notes 4 and 16 to the Consolidated Financial Statements for additional detail related to the indemnifications.

5.	Represents undiscounted remaining payments under Historical DuPont Pioneer license agreements ($806 million on a discounted basis).

6.	Primarily represents employee-related benefits other than pensions and other post employment benefits.

7.
Due to uncertainty regarding the completion of tax audits and possible outcomes, the timing of certain payments of obligations related to unrecognized tax benefits cannot be made and have been excluded from the table above. See Note 9 to the Consolidated Financial Statements for additional detail.

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy the contractual obligations that arise in the ordinary course of business.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Long-term Employee Benefits
The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, as well as medical, dental and life insurance benefits for pensioners and survivors and disability benefits for employees (other post employment benefits or "OPEB" plans). Approximately 80 percent of the company's worldwide benefit obligation for pensions and essentially all of the company's worldwide OPEB obligations are attributable to the U.S. benefit plans.

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

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. In November 2016, the company announced changes to the U.S. pension and OPEB plans. The company froze the pay and service amounts used to calculate pension benefits for active employees who participate in the U.S. pension plans on November 30, 2018. Therefore, as of November 30, 2018, employees participating in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation received. In addition to the changes to the U.S. pension plans, OPEB eligible employees who will be under the age of 50 as of November 30, 2018 will not receive post-retirement medical, dental and life insurance benefits. As a result of these changes, the company recognized a pre-tax curtailment gain of $382 million during the fourth quarter of 2016. The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in the pension and post-retirement medical, dental and life insurance plans, but receive benefits in the defined contribution plans.
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

Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations of the sovereign country in which the pension plan operates. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tends to moderate subsequent funding needs.

The company contributed $2,900 million and $1,100 million to the principal U.S. pension plan for the period January 1, 2017 through August 31, 2017, and the year ended December 31, 2018, respectively.
The company contributed $103 million, $34 million, $67 million and $121 million to its funded pension plans other than the principal U.S. pension plan for the year ended December 31, 2018, for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017, and for the year ended December 31, 2016, respectively.

U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. The company's remaining pension plans with no plan assets are paid from operating cash flows. The company made benefit payments of $105 million, $34 million, $57 million and $184 million to its unfunded plans for the year ended December 31, 2018, for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017, and for the year ended December 31, 2016, respectively.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $216 million, $59 million, $166 million, and $218 million for the year ended December 31, 2018, for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017, and for the year ended December 31, 2016, respectively. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

In 2019, the company expects to contribute approximately $190 million to its funded pension plans other than the principal U.S. pension plan and its remaining plans with no plan assets, and about $240 million for its OPEB plans. The company does not expect to make contributions to the principal U.S. pension plan in 2019. The amount and timing of actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors, including the Internal Reorganization, separations and distributions.

The company's income can be significantly affected by pension and defined contribution charges/(benefits) as well as OPEB costs. The following table summarizes the extent to which the company's income for the year ended December 31, 2018, for the period September 1 through December 31, 2017, for the period January 1 through August 31, 2017, and for the year ended December 31, 2016 was affected by pre-tax charges related to long-term employee benefits:

	Successor		Predecessor
	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
(Dollars in millions)
Long-term employee benefit plan charges (benefit) [1]	$6	$(12)	$538	$442

1.
The long-term employee benefit plan charges (benefit) include discontinued operations of $2 million, $8 million and $6 million for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017 and for the year ended December 31, 2016, respectively.

The above charges (benefit) for pension and OPEB are determined as of the beginning of each period. Activities for the period ended December 31, 2018 and for the period September 1 through December 31, 2017 benefited from the absence of the amortization of net losses from AOCL.  Long-term employee benefit expense in 2016 include a $382 million curtailment gain as a result of changes made to the U.S. Pension and OPEB benefits in 2016 described above. See "Pension Plans and Other Post Employment Benefits" under the Critical Accounting Estimates section beginning on page 33 of this report for additional information on determining annual expense.

For 2019, long term employee benefit expense from continuing operations is expected to increase by about $30 million. The increase is mainly due to lower expected return on plan assets.

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

Pre-tax environmental expenses charged to income from continuing operations are summarized below:

	Successor		Predecessor
(Dollars in millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Environmental operating costs	$240	$85	$205	$335
Environmental remediation costs	58	8	65	62
	$298	$93	$270	$397

About 66 percent of total pre-tax environmental expenses charged to income from continuing operations for the year ended December 31, 2018 resulted from operations in the U.S. Based on existing facts and circumstances, management does not believe that year-over-year changes, if any, in environmental expenses charged to current operations will have a material impact on the company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2016 (Predecessor)	$457
Remediation payments	(53)
Net increase in remediation accrual [1]	65
Net change, indemnification [2]	14
Balance at August 31, 2017	$483

Balance at September 1, 2017 (Successor)	483
Remediation payments	(40)
Net increase in remediation accrual [1]	8
Net change, indemnification [2]	(18)
Balance at December 31, 2017	$433
Remediation payments	(61)
Net increase in remediation accrual [1]	58
Net change, indemnification [2]	(49)
Balance at December 31, 2018	$381

1.	Excludes indemnified remediation obligations.

2.
Represents the net change in indemnified remediation obligations based on activity as well as the removal from Historical DuPont's accrued remediation liabilities of obligations that have been fully transferred to Chemours. Pursuant to the Chemours Separation Agreement, as discussed below and in Note 4 to the Consolidated Financial Statements, Historical DuPont is indemnified by Chemours for certain environmental matters.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, the potential liability may range up to $750 million above the amount accrued as of December 31, 2018. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company.

Pursuant to the Chemours Separation Agreement discussed in Note 4 to the Consolidated Financial Statements, the company is indemnified by Chemours for certain environmental matters, included in the liability of $381 million, that have an estimated liability of $193 million at December 31, 2018 and a potential exposure that ranges up to approximately $310 million above the amount accrued. As such, the company has recorded an indemnification asset of $193 million corresponding to the company's accrual balance related to these matters at December 31, 2018.

As of December 31, 2018, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state laws at about 500 sites around the U.S., including approximately 100 sites for which Historical DuPont does not believe it has liability based on current information. Active remediation is under way at 69 of the 500 sites. In addition, the company has resolved its liability at approximately 200 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at 2 new sites during 2018 compared with 3 notices in 2017 and 1 in 2016.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the company’s internal environmental goals, were $29 million for the year ended December 31, 2018. The company currently estimates expenditures for environmental-related capital projects to be approximately $55 million in 2019.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Climate Change
The company believes that climate change is an important global issue that presents risks and opportunities. For instance, the company continuously evaluates opportunities for existing and new product and service offerings to meet the anticipated demands of a low-carbon economy. The company also manages and reports its operational resource efficiency. Expanding upon significant greenhouse gas ("GHG") emissions and other environmental footprint reductions made in the period 1990-2010, in 2015, the company announced its 2020 Sustainability Goals, including a goal to achieve a 7 percent reduction in GHG emissions intensity (2015 baseline) and a 10 percent improvement in energy intensity (2010 baseline). While the company's 2017 GHG intensity held relatively flat with its 2015 goal baseline, the company has achieved a 12.7 percent reduction in GHG intensity since 2010. In addition, the company has achieved a 14.9 percent improvement in non-renewable energy intensity since 2010.

The company is actively engaged in efforts to develop constructive public policies to reduce GHG emissions and encourage lower-carbon forms of energy. Such policies may bring higher operating costs as well as greater revenue and margin opportunities. Legislative efforts to control or limit GHG emissions could affect the company's energy source and supply choices as well as increase the cost of energy and raw materials derived from fossil fuels. Such efforts are also anticipated to provide the business community with greater certainty for the regulatory future, help guide investment decisions, and drive growth in demand for low-carbon and energy-efficient products, technologies, and services. Similarly, demand is expected to grow for products that facilitate adaptation to a changing climate. However, the current unsettled policy environment in the U.S., where many company facilities are located, adds an element of uncertainty to business decisions, particularly those relating to long-term capital investments.

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

Foreign Currency Exchange Rate Risks
The company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the company has an exchange rate exposure are the European euro ("EUR"), Chinese yuan, Brazilian real, and Japanese yen. The company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 20 to the Consolidated Financial Statements, from time to time, the company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2018 and 2017, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2018 and 2017. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
(Dollars in millions)	2018	2017	2018	2017
Foreign currency contracts	$51	$(33)	$(402)	$(863)

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

As part of the company's financial risk management processes, it continuously evaluates the relative credit standing of all of the financial institutions that service Historical DuPont and monitors actual exposures versus established limits. The company has not sustained credit losses from instruments held at financial institutions.

The company's sales are not materially dependent on any single customer. As of December 31, 2018, no one individual customer balance represented more than five percent of the company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global product lines.

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

As of December 31, 2018, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company's internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company's system of internal controls over financial reporting was effective as of December 31, 2018 (see page F-2).

ITEM 9B.  OTHER INFORMATION

In anticipation of and to facilitate the Intended Business Separations and the separations, Historical DuPont is planning for the internal separation of the three businesses, both domestically and internationally, through a series of transactions that are intended to be tax-efficient from both a United States and foreign perspective (collectively, the "Historical DuPont Internal Separations"). See Note 1 to the interim Consolidated Financial Statements for more information regarding the merger and the Intended Business Separations. The Historical DuPont Internal Separations are currently expected to consist of two phases: (i) a series of internal transactions undertaken by Historical DuPont to separate the businesses underneath Historical DuPont including multiple distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code, followed by (ii) internal distributions by Historical DuPont, as a subsidiary of DowDuPont, to DowDuPont of entities owning collectively the businesses to be owned by the two intended independent companies as opposed to Historical DuPont, which distributions are intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code. As part of the Historical DuPont Internal Separations, through transactions that include distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code, Historical DuPont also currently expects to separate more fully the internal legal structure of specialty products into electronics and imaging, industrial biosciences, nutrition and health, safety and construction, and transportation and advanced polymers so that each is owned by a separate intermediate corporation owned, in turn, by DowDuPont.

The Historical DuPont Internal Separations are expected to occur in the United States and in (or involving entities domiciled in) various jurisdictions, including (but not limited to) Australia, Brazil, Canada, China, Colombia, France, Hong Kong, India, Japan, Korea, Luxembourg, Mexico, Netherlands, Russia, Singapore, Spain, Switzerland, Taiwan, Thailand, and Turkey. Following the completion of the Historical DuPont Internal Separations, Historical DuPont expects that DowDuPont will effectuate the Intended Business Separations, pending DowDuPont Board approval, by means of distributions to its public shareholders of the capital stock of two entities each owning businesses currently owned by Historical DuPont, in distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code.

The Historical DuPont subsidiaries, or their successors, that are anticipated to be distributing corporations in the Historical DuPont Internal Separations (each in one or more tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code) include the following: New Asia Holdco B.V.; DuPont China Holding Company Limited; DuPont China, Ltd.; SP International Holding 4 BV; DuPont de Nemours (France) S.A.S.; E. I. DuPont India Private Limited; DuPont Kabushiki Kaisha; DuPont Specialty Products KK; DuPont - Toray Company, Ltd; Du Pont Company (Singapore) Pte Ltd; DuPont Taiwan Ltd; DuPont International BV; DuPont Textiles & Interiors Delaware, Ltd; DuPont (Thailand) Co, Ltd; DuPont do Brasil S.A.; DuPont Holdco Spain III SL; DuPont de Colombia, S.A ; DuPont Mexicana, S de RL de CV; DuPont Corporaciones S de RL de CV; DuPont Latin America, Inc; DuPont Science and Technologies LLC; DuPont Asturias, S.L.; DuPont de Nemours International S.a.r.l; DuPont Technology (Luxembourg) S.a.r.l; DPC (Luxembourg) S.a.r.l; DuPont Contern (Luxembourg) S.a.r.l; DuPont Acquisition (Luxembourg) S.a.r.l; DuPont Holding Netherlands BV; DuPont C.H. (f/k/a DuPont Korea Y.H).; SP Korea, LLC; DuPont Operations Inc; E&C EMEA Holding 2 BV; E&C International Holding; E&C EMEA Holding BV; SP EMEA Holding 8 BV; DuPont Chemical and Energy Operations, Inc; Danisco Holding USA Inc; E. I. du Pont de Nemours and Company; PM Diamond, Inc; 1811324 Ontario Limited, Hickory Holdings, Inc.; DuPont Asia Pacific, Inc., and Pioneer Hi-Bred International, Inc.

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

Part III

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants
PricewaterhouseCoopers LLP ("PwC"), an independent registered public accounting firm, has served as the company’s independent accountants continuously since 1954. PwC has issued its reports, included in the company’s Form 10-K, on the audited consolidated financial statements of the company and internal control over financial reporting for the year ended December 31, 2018.
To assure that the audit and non-audit services performed by the independent registered public accounting firm do not impair its independence in appearance and/or fact, the Audit Committee (the "committee") established policies and procedures requiring its pre-approval of all such services and associated fees. These policies and procedures required the independent registered public accounting firm to submit a report annually regarding the audit, audit-related, tax and other services it expects to render in the following year and the associated, forecasted fees to the committee for its approval. Audit services include the audit of the company’s Consolidated Financial Statements, separate audits of its subsidiaries, services associated with regulatory filings and attestation services regarding the effectiveness of the company’s internal controls over financial reporting. Audit-related services are assurance services that are reasonably related to the audit of the company’s Consolidated Financial Statements or services traditionally provided by the independent registered public accounting firm. Audit-related services include employee benefit plan audits, audits of carve-out financial statements related to divestitures, due diligence services regarding potential acquisitions or dispositions, including tax-related due diligence, and agreed-upon or expanded audit procedures related to regulatory requirements. Tax services include selected non-U.S. tax compliance services, advice and recommendation with respect to issues such as tax audits and appeals, restructurings, mergers and acquisitions, and assistance regarding appropriate handling of items on the returns, required disclosures, elections and filing positions available to the company. Other services include non-financial attestation, assessment and advisory services.
In accordance with its pre-approval policies and procedures, the committee pre-approved all services rendered by and associated fees paid to PwC, including services related to the Merger Transaction and Intended Business Separations, for calendar years 2018 and 2017. These are shown by category in the following table.

(in millions)	2018	2017
Audit Fees[1]	$21.1	$26.6
Audit-Related Fees[2]	11.4	26.2
Tax Fees	0.1	—
All Other Fees	0.7	0.1
Total	$33.3	$52.9

1.
Audit Fees paid to PwC in 2018 decreased versus prior year primarily due to services related to (i) two audits being required in 2017 (Predecessor and Successor), and (ii) the Merger Transaction, including purchase accounting and other merger-related technical issues.

2.	Audit-Related Fees paid to PwC in 2018 and 2017 primarily relate to the Intended Business Separations.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
(Dollars in millions)

	Successor		Predecessor
	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$10	$—	$287	$225
Additions charged to expenses	91	10	51	119
Deductions from reserves[1]	(16)	—	(33)	(57)
Balance at end of period	$85	$10	$305	$287
Inventory—Obsolescence Reserve
Balance at beginning of period	$55	$—	$214	$237
Additions charged to expenses	406	89	241	275
Deductions from reserves[2]	(283)	(34)	(181)	(298)
Balance at end of period	$178	$55	$274	$214
Deferred Tax Assets—Valuation Allowance[3]
Balance at beginning of period	$1,140	$1,160	$1,145	$1,529
Additions charged to expenses	190	34	95	6
Deductions from reserves[4]	(243)	(54)	(20)	(390)
Balance at end of period	$1,087	$1,140	$1,220	$1,145

1.	Deductions include write-offs, recoveries and currency translation adjustments.

2.	Deductions include disposals and currency translation adjustments.

3.
The company has corrected its valuation allowance (with a corresponding reduction in tax loss and credit carryforwards) in the amount of $238 million, $163 million, and $163 million for the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the year ended December 31, 2016, respectively, as a result of a change in the Delaware state apportionment methodology.

4.	Deductions include currency translation adjustments.

Financial Statement Schedules listed under the Securities and Exchange Commission ("SEC") rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

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

10.15*
Historical DuPont’s Pension Restoration Plan, as last amended effective June 29, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.16*
Historical DuPont’s Supplemental Retirement Income Plan, as last amended effective December 18, 1996 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2011).

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

10.17*
Historical DuPont’s Rules for Lump Sum Payments, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2015).

10.18*
Historical DuPont’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014. (incorporated by reference to Exhibit 10.08 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

10.19*
Historical DuPont’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2012).

10.20**
Historical DuPont's Senior Executive Severance Plan, as amended and restated effective December 10, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2015).

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Historical DuPont hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2019
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ Gregory R. Friedman
Gregory R. Friedman Vice President and Chief Financial Officer (As Duly Authorized Officer and Principal Financial Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ E.D. Breen	Chair of the Board of Directors and Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2019
E. D. Breen

/s/ N. C. Fanandakis	Director	February 11, 2019
N. C. Fanandakis

E. I. du Pont de Nemours and Company
Index to the Consolidated Financial Statements

Page(s)
Consolidated Financial Statements:
Management's Reports on Responsibility for Financial Statements and Internal Control over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm - Successor	F-3
Report of Independent Registered Public Accounting Firm - Predecessor	F-5
Consolidated Statements of Operations for the year ended December 31, 2018, the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the year ended December 31, 2016
F-6
Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2018, the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the year ended December 31, 2016
F-7
Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017	F-8
Consolidated Statements of Cash Flows for the year ended December 31, 2018, the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the year ended December 31, 2016
F-9
Consolidated Statements of Equity for the year ended December 31, 2018, the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the year ended December 31, 2016
F-11
Notes to the Consolidated Financial Statements	F-12

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements
Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are considered by management to present fairly the company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by the company's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the company's financial position, results of operations and cash flows in conformity with GAAP. Their reports are presented on the following pages.
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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2018, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2018.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2018, as stated in their report, which is presented on the following pages.

Edward D. Breen Chair of the Board and Chief Executive Officer	Gregory R. Friedman Vice President and Chief Financial Officer
February 11, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
E. I. du Pont de Nemours and Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of E. I. du Pont de Nemours and Company and its subsidiaries (Successor) (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for the year ended December 31, 2018 and for the period September 1, 2017 through December 31, 2017, including the related notes and financial statement schedule appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period September 1, 2017 through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 11, 2019

We have served as the Company’s auditor since 1954.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
E. I. du Pont de Nemours and Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, equity and cash flows of E. I. du Pont de Nemours and Company and its subsidiaries (Predecessor) (the “Company”) for the period January 1, 2017 through August 31, 2017, and for the year ended December 31, 2016, including the related notes and financial statement schedule appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period January 1, 2017 through August 31, 2017, and for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 15, 2018, except for the change in the manner in which the Company accounts for net periodic pension and postretirement benefit costs discussed in Note 2 to the consolidated financial statements, as to which the date is February 11, 2019

We have served as the Company's auditor since 1954.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
(In millions, except per share amounts)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Net sales	$26,279	$7,053	$17,281	$23,209
Cost of goods sold	18,182	6,240	10,052	13,937
Other operating charges			504	667
Research and development expense	1,524	492	1,022	1,496
Selling, general and administrative expenses	3,853	1,141	3,222	4,127
Amortization of intangibles	1,281	389
Restructuring and asset related charges - net	485	180	323	556
Integration and separation costs	1,375	314
Goodwill impairment charge	4,503	—	—	—
Sundry income (expense) - net	543	224	(113)	667
Loss on early extinguishment of debt	81	—	—	—
Interest expense	331	107	254	370
(Loss) income from continuing operations before income taxes	(4,793)	(1,586)	1,791	2,723
Provision for (benefit from) income taxes on continuing operations	220	(2,673)	149	641
(Loss) income from continuing operations after income taxes	(5,013)	1,087	1,642	2,082
(Loss) income from discontinued operations after income taxes	(5)	(77)	119	443
Net (loss) income	(5,018)	1,010	1,761	2,525
Net income attributable to noncontrolling interests	11	—	20	12
Net (loss) income attributable to Historical DuPont	$(5,029)	$1,010	$1,741	$2,513
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations			$1.86	$2.36
Basic earnings per share of common stock from discontinued operations			0.13	0.51
Basic earnings per share of common stock			$2.00	$2.87
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations			$1.85	$2.35
Diluted earnings per share of common stock from discontinued operations			0.13	0.50
Diluted earnings per share of common stock			$1.99	$2.85

See Notes to the Consolidated Financial Statements beginning on page F-13.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor		Predecessor
(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Net (loss) income	$(5,018)	$1,010	$1,761	$2,525
Other comprehensive (loss) income - net of tax:
Unrealized gains on investments	—	—	—	20
Cumulative translation adjustments	(1,512)	(454)	1,042	(510)
Adjustments to pension benefit plans	(718)	128	247	323
Adjustments to other benefit plans	132	(53)	10	(379)
Derivative instruments	(24)	(2)	(10)	31
Total other comprehensive (loss) income	(2,122)	(381)	1,289	(515)
Comprehensive (loss) income	(7,140)	629	3,050	2,010
Comprehensive income attributable to noncontrolling interests - net of tax	11	—	20	12
Comprehensive (loss) income attributable to Historical DuPont	$(7,151)	$629	$3,030	$1,998

See Notes to the Consolidated Financial Statements beginning on page F-13.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$4,466	$7,250
Marketable securities	34	952
Accounts and notes receivable - net	5,534	5,239
Inventories	7,407	8,633
Other current assets	1,165	981
Total current assets	18,606	23,055
Investment in nonconsolidated affiliates	1,381	1,595
Property, plant and equipment	13,906	12,878
Less: Accumulated depreciation	1,720	443
Net property, plant and equipment	12,186	12,435
Goodwill	40,686	45,589
Other intangible assets	26,053	27,726
Deferred income taxes	303	480
Other assets	1,810	2,084
Total Assets	$101,025	$112,964
Liabilities and Equity
Current liabilities
Short-term borrowings and capital lease obligations	$2,160	$2,779
Accounts payable	4,982	4,831
Income taxes payable	66	149
Accrued and other current liabilities	4,233	4,384
Total current liabilities	11,441	12,143
Long-Term Debt	5,812	10,291
Other Noncurrent Liabilities
Deferred income tax liabilities	5,381	5,836
Pension and other post employment benefits - noncurrent	6,683	7,787
Other noncurrent obligations	1,620	1,975
Total noncurrent liabilities	19,496	25,889
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2018 and December 31, 2017:
$4.50 Series – 1,673,000 shares (callable at $120)	169	169
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $0.30 par value; 1,800,000,000 shares authorized; issued at December 31, 2018 and December 31, 2017 – 100	—	—
Additional paid-in capital	79,790	74,727
(Accumulated deficit) retained earnings	(7,669)	175
Accumulated other comprehensive loss	(2,503)	(381)
Total Historical DuPont stockholders’ equity	69,857	74,760
Noncontrolling interests	231	172
Total equity	70,088	74,932
Total Liabilities and Equity	$101,025	$112,964

See Notes to the Consolidated Financial Statements beginning on page F-13.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Operating activities
Net (loss) income	$(5,018)	$1,010	$1,761	$2,525
Adjustments to reconcile net (loss) income to cash provided by (used for) operating activities:
Depreciation and amortization	2,589	815	749	1,258
Provision for deferred income tax	95	(3,015)
Net periodic pension (benefit) cost	(322)	(111)	295	572
Pension contributions	(1,308)	(68)	(3,024)	(535)
Net gain on sales of property, businesses, consolidated companies, and investments	(26)	(16)	(204)	(436)
Goodwill impairment charge	4,503	—	—	—
Loss on early extinguishment of debt	81	—	—	—
Restructuring and asset related charges - net	485	180
Asset related charges			279	682
Amortization of inventory step-up	1,628	1,573
Other net loss	290	125	481	366
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(546)	2,107	(2,269)	(270)
Inventories	(522)	(1,010)
Inventories and other operating assets			(202)	(54)
Accounts payable	309	934
Accounts payable and other operating liabilities			(1,555)	(674)
Other assets and liabilities	(1,390)	1,672
Accrued interest and income taxes			(260)	(77)
Cash provided by (used for) operating activities	848	4,196	(3,949)	3,357
Investing activities
Capital expenditures	(1,311)	(426)	(687)	(1,019)
Proceeds from sales of property, businesses, and consolidated companies - net of cash divested	59	1,268	300	316
Acquisitions of businesses - net of cash acquired	—	3	(246)	—
Investments in and loans to nonconsolidated affiliates	(8)	(5)	(22)	(19)
Purchases of investments	(1,257)	(1,043)	(5,457)	(2,633)
Proceeds from sales and maturities of investments	2,186	2,938	3,977	2,181
Foreign currency exchange contract settlements			(206)	(385)
Other investing activities - net	(3)	33	(41)	45
Cash (used for) provided by investing activities	(334)	2,768	(2,382)	(1,514)
Financing activities
Change in short-term (less than 90 days) borrowings	399	(2,541)	3,610	387
Proceeds from issuance of long-term debt	755	499	2,734	813
Payments on long-term debt	(5,951)	(42)	(229)	(1,440)
Repurchase of common stock			—	(916)
Proceeds from exercise of stock options	85	30	235	154
Dividends paid to stockholders	(10)	(332)	(666)	(1,335)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Distributions to DowDuPont	(2,806)	(829)
Contributions from DowDuPont	4,849	—
Debt extinguishment costs	(378)	—	—	—
Other financing activities	(55)	(12)	(52)	(48)
Cash (used for) provided by financing activities	(3,112)	(3,227)	5,632	(2,385)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(244)	(22)	187	(153)
Change in cash classified as held for sale	—	88	(31)	15
(Decrease) increase on cash, cash equivalents and restricted cash	(2,842)	3,803	(543)	(680)
Cash, cash equivalents and restricted cash at beginning of period	7,808	4,005	4,548	5,228
Cash, cash equivalents and restricted cash at end of period	$4,966	$7,808	$4,005	$4,548
Supplemental cash flow information
Cash paid (received) during the period for
Interest, net of amounts capitalized	$918	$76	$331	$386
Income taxes	780	(437)	272	735

See Notes to the Consolidated Financial Statements beginning on page F-13.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Predecessor
Balance at January 1, 2016	$237	$288	$11,081	$14,510	$(9,396)	$(6,727)	$207	$10,200
Net income				2,513			12	2,525
Other comprehensive loss					(515)			(515)
Common dividends ($1.52 per share)				(1,331)			(16)	(1,347)
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)				(10)				(10)
Common stock issued - compensation plans		1	267					268
Common stock repurchased						(916)		(916)
Common stock retired		(4)	(154)	(758)		916		—
Sale of a majority interest in a consolidated subsidiary			(4)				(5)	(9)
Balance at December 31, 2016	$237	$285	$11,190	$14,924	$(9,911)	$(6,727)	$198	$10,196

Balance at January 1, 2017	$237	$285	$11,190	$14,924	$(9,911)	$(6,727)	$198	$10,196
Net income				1,741			20	1,761
Other comprehensive income					1,289			1,289
Common dividends ($1.14 per share)				(991)			(4)	(995)
Preferred dividends ($4.50 Series - $3.375 per share, $3.50 Series - $2.625 per share)				(7)				(7)
Common stock issued - compensation plans		2	273					275
Common stock repurchased								—
Common stock retired		(26)	(1,044)	(5,657)		6,727		—
Sale of majority interest in consolidated subsidiary							(2)	(2)
Balance at August 31, 2017	$237	$261	$10,419	$10,010	$(8,622)	$—	$212	$12,517

Successor
Balance at September 1, 2017 (remeasured upon Merger)	$239	$—	$74,680	$—	$—	$—	$162	$75,081
Net income				1,010			—	1,010
Other comprehensive loss					(381)			(381)
Preferred dividends ($4.50 Series - $1.125 per share, $3.50 Series - $0.875 per share)				(3)				(3)
Distributions to DowDuPont				(829)				(829)
Issuance of DowDuPont stock			30					30
Stock-based compensation			36					36
Sale of a majority interest in a consolidated subsidiary							(4)	(4)
Acquisition of a noncontrolling interest in a consolidated subsidiary							3	3
Other			(19)	(3)			11	(11)
Balance at December 31, 2017	$239	$—	$74,727	$175	$(381)	$—	$172	$74,932

Balance at January 1, 2018	$239	$—	$74,727	$175	$(381)	$—	$172	$74,932
Net (loss) income				(5,029)			11	(5,018)
Other comprehensive loss					(2,122)			(2,122)
Preferred dividends ($4.50 Series - $4.50 per share, $3.50 Series - $3.50 per share)				(10)				(10)
Distributions to DowDuPont				(2,806)				(2,806)
Issuance of DowDuPont stock			85					85
Stock-based compensation			129					129
Other				1			48	49
Capital Contributions from DowDuPont			4,849					4,849
Balance at December 31, 2018	$239	$—	$79,790	$(7,669)	$(2,503)	$—	$231	$70,088
See Notes to the Consolidated Financial Statements beginning on page F-13.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements of E. I. du Pont de Nemours and Company (“Historical DuPont” or “the company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The significant accounting policies described below, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.

DowDuPont Inc. ("DowDuPont") was formed on December 9, 2015 to effect an all-stock, merger of equals strategic combination between The Dow Chemical Company ("Historical Dow") and Historical DuPont (the "Merger Transaction"). On August 31, 2017 at 11:59 pm ET, (the "Merger Effectiveness Time") pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), Historical Dow and Historical DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Historical Dow and Historical DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. DowDuPont intends to pursue, subject to certain customary conditions, including, among others, the effectiveness of registration statements filed with the U.S. Securities and Exchange Commission ("SEC") and approval by the Board of Directors of DowDuPont, the separation of the combined company's agriculture business, specialty products business and materials science business through a series of tax-efficient transactions (collectively, the "Intended Business Separations" and the transactions to accomplish the Intended Business Separations, the "separations").

On February 26, 2018, DowDuPont announced the corporate brand names that each company plans to assume once the Intended Business Separations occur. Materials science will be called Dow, agriculture will be called CortevaTM Agriscience, and specialty products will be called DuPont.

For purposes of DowDuPont's financial statement presentation, Historical Dow was determined to be the accounting acquirer in the Merger and Historical DuPont's assets and liabilities are reflected at fair value as of the Merger Effectiveness Time. In connection with the Merger and the related accounting determination, Historical DuPont has elected to apply push-down accounting and reflect in its financial statements the fair value of its assets and liabilities. Historical DuPont's Consolidated Financial Statements for periods following the close of the Merger are labeled “Successor” and reflect DowDuPont’s basis in the fair values of the assets and liabilities of Historical DuPont. All periods prior to the closing of the Merger reflect the historical accounting basis in Historical DuPont's assets and liabilities and are labeled “Predecessor.” The Consolidated Financial Statements and footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. See Note 3 for additional information on the Merger.

Transactions between DowDuPont, Historical DuPont, Historical Dow and their affiliates and other associated companies are reflected in the Successor consolidated financial statements and disclosed as related party transactions when material. Related party transactions with DowDuPont are included in Note 7.

As a condition of the regulatory approval for the Merger Transaction, the company was required to divest certain assets related to its crop protection business and research and development ("R&D") organization, specifically the company’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® and Indoxacarb as well as the crop protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs. On March 31, 2017, the company entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, FMC would acquire the crop protection business and R&D assets that Historical DuPont was required to divest in order to obtain European Commission ("EC") approval of the Merger Transaction as described above, (the "Divested Ag Business") and Historical DuPont agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (collectively, the "FMC Transactions").

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the H&N Business. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The comprehensive income and cash flows related to the Divested Ag Business have not been segregated and are included in the Consolidated Statements of Comprehensive (Loss) Income and Consolidated Statements of Cash Flows, respectively, for all periods presented. Amounts related to the Divested Ag Business are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item. See Note 4 for additional information.

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

Certain reclassifications of prior year's data have been made to conform to current year's presentation. Effective January 1, 2018, the company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In conjunction with the adoption of this ASU, the company retrospectively reclassified the non-service components of net periodic benefit cost in the Consolidated Statements of Operations. Effective January 1, 2018, the company adopted FASB ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the FASB Emerging Issues Task Force). In conjunction with the adoption of this ASU, the company retrospectively adjusted the Consolidated Statement of Cash Flows to include the presentation of restricted cash. See Note 2 for more information.

The Consolidated Financial Statements include the accounts of the company and subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries in which the company's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Investments in affiliates over which the company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method.

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are variable interest entities ("VIEs"). The company is not the primary beneficiary, as the nature of the company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2018 and 2017, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

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

Changes in Accounting and Reporting
Within the Successor periods, Historical DuPont made the following changes in accounting and reporting to harmonize its accounting and reporting with DowDuPont.

Within the Successor periods of the Consolidated Statements of Operations:

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

Within the Successor periods of the Consolidated Statements of Cash Flows:

•
Included foreign currency exchange contract settlements within cash flows from operating activities, regardless of hedge accounting qualification. In the Predecessor periods, Historical DuPont reflected non-qualified hedge programs, specifically forward contracts, options and cash collateral activity, within cash flows from investing activities. In the Predecessor periods, Historical DuPont reflected cash flows from qualified programs within the line item it related to (i.e., revenue hedge cash flows presented within changes from accounts receivable).

•
Aligned the line items within "changes in assets and liabilities, net of effects of acquired and divested companies" to the DowDuPont presentation, including accounts and notes receivable, inventories, accounts payable, and other assets and liabilities. In the Predecessor periods, the line item "changes in assets and liabilities, net of effects of acquired and divested companies" includes accounts and notes receivable, inventories and other operating assets, accounts payable and other operating liabilities, and accrued interest and income taxes.

Cash and Cash Equivalents
Cash equivalents represent investments with maturities of three months or less from time of purchase. They are carried at cost plus accrued interest.

Restricted Cash
Restricted cash represents trust assets of $500 million and $558 million as of December 31, 2018 and 2017, respectively, and is included within other current assets on the Consolidated Balance Sheets. See Note 8 for further information.

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

Foreign Currency Translation
The company's worldwide operations utilize the U.S. dollar ("USD") or local currency as the functional currency, where applicable. The company identifies its separate and distinct foreign entities and groups the foreign entities into two categories: 1) extension of the parent or foreign subsidiaries operating in a hyper-inflationary environment (USD functional currency) and 2) self-contained (local functional currency). If a foreign entity does not align with either category, factors are evaluated and a judgment is made to determine the functional currency.

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

As of December 31, 2018 approximately 50 percent, 35 percent, and 15 percent of the company's inventories were accounted for under the first-in, first-out ("FIFO"), average cost and the last-in, first-out ("LIFO") methods, respectively. As of December 31, 2017 approximately 60 percent, 30 percent, and 10 percent of the company's inventories were accounted for under the FIFO, average cost and LIFO methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds, certain food-ingredients and enzymes.

The company establishes allowances for obsolescence of inventory based upon quality considerations and assumptions about future demand and market conditions.

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. In connection with the Merger, the fair value of property, plant and equipment was determined using a market approach and a replacement cost approach. Refer to Note 3 for further information. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. When assets are surrendered, retired, sold, or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the Consolidated Balance Sheets and included in determining gain or loss on such disposals.

Goodwill and Other Intangible Assets
The company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. In connection with the Merger Transaction, the company adopted the policy of DowDuPont and performs an annual goodwill impairment test in the fourth quarter.

When testing goodwill for impairment, the company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If the company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.  The company determined fair values for each of the reporting units using the income approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. See Note 14 for further information on goodwill.

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

Derivative Instruments
Derivative instruments are reported in the Consolidated Balance Sheets at their fair values. The company utilizes derivatives to manage exposures to foreign currency exchange rates and commodity prices. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. For derivative instruments designated as cash flow hedges, the (loss) gain is reported in accumulated other comprehensive loss until it is cleared to earnings during the same period in which the hedged item affects earnings.

In the event that a derivative designated as a hedge of a firm commitment or an anticipated transaction is terminated prior to the maturation of the hedged transaction, the net gain or loss in AOCI generally remains in AOCI until the item that was hedged affects earnings. If a hedged transaction matures, or is sold, extinguished, or terminated prior to the maturity of a derivative designated as a hedge of such transaction, gains or losses associated with the derivative through the date the transaction matured are included in the measurement of the hedged transaction and the derivative is reclassified as for trading purposes. Derivatives designated as hedges of anticipated transactions are reclassified as for trading purposes if the anticipated transaction is no longer probable.

In the Predecessor periods, the company reflected non-qualified hedge programs, specifically forward contracts, options and cash collateral activity, within cash flows from investing activities. In the Predecessor periods, the company reflected cash flows from qualified programs within the line item it related to (i.e., revenue hedge cash flows presented within changes from accounts receivable). In the Successor periods, the company included foreign currency exchange contract settlements within cash flows from operating activities, regardless of hedge accounting qualification. See Note 20 for additional discussion regarding the company's objectives and strategies for derivative instruments.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Revenue Recognition
The company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the company determines are within the scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), the company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 5 for additional information on revenue recognition.

Prepaid Royalties
The company’s agriculture product line currently has certain third party biotechnology trait license agreements, which require up-front and variable payments subject to the licensor meeting certain conditions. These payments are reflected as other current assets and other assets and are amortized to cost of goods sold as seeds containing the respective trait technology are utilized over the life of the license. At December 31, 2018, the balance of prepaid royalties reflected in other current assets and other assets was $239 million and $1,139 million, respectively. The company evaluates the carrying value of the prepaid royalties when events or changes in circumstances indicate the carrying value may not be recoverable.

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

Income Taxes
The company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that includes the enactment date (see Note 9 for further information relating to the enactment of the Tax Cuts and Job Act).

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

Income tax related penalties are included in the provision for income taxes in the Consolidated Statements of Operations. Interest accrued related to unrecognized tax benefits is included within the (benefit from) provision for income taxes from continuing operations in the Consolidated Statements of Operations in the Successor periods. In the Predecessor period, interest accrued related to unrecognized tax benefits is included within sundry income (expense) - net in the Consolidated Statements of Operations.

Segments
Effective with the Merger, Historical DuPont’s business activities are components of its parent company’s business operations. Historical DuPont’s business activities, including the assessment of performance and allocation of resources, are reviewed and managed by DowDuPont. Information used by the chief operating decision maker of Historical DuPont relates to the company in its entirety. Accordingly, there are no separate reportable business segments for Historical DuPont under Accounting Standards Codification ("ASC") Topic 280 “Segment Reporting” and Historical DuPont's business results are reported in this Form 10-K as a single operating segment. Prior year's segment information has been made to conform to the current presentation.

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

The most significant changes as a result of adopting ASU No. 2014-09 relate to the reclassification of the company's return assets and refund liabilities in the agriculture product line on the Consolidated Balance Sheets. Under previous guidance, the company accrued the amount of expected product returns as a reduction of net sales and a reduction of accounts and notes receivable - net, and the value associated with the products expected to be recovered in inventory along with a corresponding reduction in cost of goods sold. Under Topic 606, the company now separately presents the amount of expected product returns as refund liabilities, included in accrued and other current liabilities, and the products expected to be recovered as return assets, included in other current assets in the consolidated balance sheets. The reclassification of return assets and refund liabilities was $61 million and $119 million, respectively, at January 1, 2018.

The effect on the Consolidated Statement of Cash Flows was not material. The following table summarizes the effects of adopting the new accounting standard related to revenue recognition on the company's Consolidated Balance Sheet:

	December 31, 2018
(In millions, except per share amounts)	As Reported	Effect of Change	Balance without Adoption of Topic 606
Current assets
Accounts and notes receivable - net	$5,534	$(40)	$5,494
Inventories	7,407	32	7,439
Other current assets	1,165	(80)	1,085

Deferred income taxes	$303	$(1)	$302

Liabilities and Equity
Current liabilities
Accrued and other current liabilities	$4,233	$(80)	$4,153

Deferred income tax liabilities	$5,381	$(3)	$5,378

Accumulated deficit	$(7,669)	$(6)	$(7,675)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

In accordance with Topic 606, the impact of adoption to the company’s Consolidated Statements of Operations primarily related to the accounting for interest income from its customer financing arrangements in the agriculture product line.  Under previous guidance, the company recorded the interest income from these arrangements over the financing period within sundry income (expense) - net.  Under Topic 606, the company elected the practical expedient and does not adjust the promised amount of consideration for the effects of a significant financing component for contracts where payment terms are one year or less. Generally, the entire arrangement consideration is recorded in net sales upon satisfaction of the performance obligation. Performance obligations for these arrangements are generally satisfied during the first half of the fiscal year, consistent with the North America growing season. The following tables summarize the effects of adopting the new accounting standard related to revenue recognition on the company's Consolidated Statement of Operations for the year ended December 31, 2018:

	For the Year Ended December 31, 2018
(In millions, except per share amounts)	As Reported	Effect of Change	Balance without Adoption of Topic 606
Net sales	$26,279	$(69)	$26,210
Sundry income (expense) - net	$543	$71	$614
Loss from continuing operations before income taxes	$(4,793)	$2	$(4,791)
Provision for income taxes on continuing operations	$220	$—	$220
Loss from continuing operations after income taxes	$(5,013)	$2	$(5,011)

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and, as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The company adopted this standard on January 1, 2018. See the Consolidated Statement of Cash Flows for the new presentation of restricted cash as well as Note 8 for a reconciliation of cash, cash equivalents and restricted cash (included in other current assets) presented on the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The following table summarizes the effects of adopting the new accounting standard related to restricted cash on the company's Consolidated Statement of Cash Flows:

	For the Period September 1 through December 31, 2017
(In millions)	As Reported	Effect of Change	Updated
Investing Activities
Payment into trust account	$(571)	$571	$—
Distribution from trust account	$13	$(13)	$—
Cash provided by investing activities	$2,210	$558	$2,768

Increase in cash, cash equivalents and restricted cash	$3,245	$558	$3,803
Cash, cash equivalents and restricted cash at end of period	$7,250	$558	$7,808

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The new guidance narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the "set") is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and should be applied prospectively. Early adoption is permitted. The company adopted this standard on January 1, 2018 and which was applied prospectively to all applicable transactions after the adoption date.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. The new standard must be adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic benefit cost in assets. The company adopted this guidance on January 1, 2018, and recorded the other components of net periodic benefit cost in sundry income (expense) - net. The following tables summarize the reclassification of those costs from cost of goods sold, research and development expense, and selling, general and administrative expenses to sundry income (expense) - net in the Consolidated Statements of Operations:

Summary of Changes to the Consolidated Statement of Operations	For the Period September 1 - December 31, 2017 (Successor)
(in millions)	As Reported	Effect of Change	Updated
Cost of goods sold	$6,165	$75	$6,240
Research and development expense	$473	$19	$492
Selling, general and administrative expenses	$1,101	$40	$1,141
Sundry income (expense) - net	$90	$134	$224

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Summary of Changes to the Consolidated Statement of Operations	For the Period January 1 - August 31, 2017 (Predecessor)
(in millions)	As Reported	Effect of Change	Updated
Cost of goods sold	$10,205	$(153)	$10,052
Research and development expense	$1,064	$(42)	$1,022
Selling, general and administrative expenses	$3,306	$(84)	$3,222
Sundry income (expense) - net	$166	$(279)	$(113)

Summary of Changes to the Consolidated Statement of Operations	For the Period January 1 - December 31, 2016 (Predecessor)
(in millions)	As Reported	Effect of Change	Updated
Cost of goods sold	$13,955	$(18)	$13,937
Research and development expense	$1,502	$(6)	$1,496
Selling, general and administrative expenses	$4,143	$(16)	$4,127
Sundry income (expense) - net	$707	$(40)	$667

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged items in the financial statements. For cash flow and net investment hedges existing as of the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which an entity adopts. Presentation and disclosure guidance is required to be adopted prospectively. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted in any interim period. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The company early adopted the new guidance in the second quarter of 2018, and adoption did not have a material impact on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.  This amendment modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and the effects of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. New disclosures include the interest crediting rates for cash balance plans, and an explanation of significant gains and losses related to changes in benefit obligations. The new standard is effective for fiscal years beginning after December 15, 2020, and must be applied retrospectively for all periods presented. Early adoption is permitted. The company early adopted the new guidance in the fourth quarter of 2018, and adoption did not have a material impact on the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Accounting Guidance Issued But Not Adopted as of December 31, 2018
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and associated ASUs related to Topic 842, which requires organizations that lease assets to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases, and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (Topic 606). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The company has a cross-functional team in place to evaluate and implement the new guidance and the company has substantially completed the implementation of a third-party software solution to facilitate compliance with accounting and reporting requirements. The team continues to review existing lease arrangements and update business processes and controls related to the new guidance for leases. Collectively, these activities are expected to facilitate the company's ability to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019.
This ASU allows for a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial adoption. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statement as its date of initial application. The company has elected to apply the transition requirements at the January 1, 2019 effective date rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. In addition, the company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, does not require reassessment of prior conclusions related to contracts containing a lease, lease classification, and initial direct lease costs. As an accounting policy election, the company will exclude short-term leases (term of 12 months or less) from the balance sheet and will account for nonlease and lease components in a contract as a single component for most asset classes. The company is finalizing the evaluation of the January 1, 2019 impact and estimates a material increase in lease-related assets and liabilities, ranging between $600 million and $800 million in the Consolidated Balance Sheet. The impact to the company's Consolidated Statement of Operations and Consolidated Statement of Cash Flows is expected to not be material.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 3 - BUSINESS COMBINATIONS

Acquisition of Granular, Inc.
On August 31, 2017, the company acquired Granular, Inc., a leading provider of software and analytics tools that help farms improve efficiency, profitability, and sustainability. The purchase price was approximately $250 million and was primarily allocated to goodwill, developed technology, and customer relationships. The fair value of the acquired assets related to Granular, Inc. are included in the fair value measurement of Historical DuPont’s assets and liabilities, discussed below. Granular, Inc. is part of Historical DuPont's agriculture product line.

Merger with Historical Dow
Upon completion of the Merger, (i) each share of common stock, par value $0.30 per share, of the company (the "Historical DuPont Common Stock") was converted into the right to receive 1.2820 fully paid and non-assessable shares of DowDuPont common stock, par value $0.01 per share, ("DowDuPont Common Stock"), in addition to cash in lieu of any fractional shares of DowDuPont Common Stock, and (ii) each share of Historical DuPont Preferred Stock— $4.50 Series and Historical DuPont Preferred Stock— $3.50 Series (collectively "Historical DuPont Preferred Stock") issued and outstanding immediately prior to the Merger Effectiveness Time remains issued and outstanding and was unaffected by the Merger.

As provided in the Merger Agreement, at the Merger Effectiveness Time, all options relating to shares of Historical DuPont Common Stock that were outstanding immediately prior to the effective time of the Merger were generally automatically converted into options relating to shares of DowDuPont Common Stock and all restricted stock units and performance based restricted stock units relating to shares of Historical DuPont Common Stock that were outstanding immediately prior to the effective time of the Mergers were generally automatically converted into restricted stock units relating to shares of DowDuPont Common Stock, in each case, after giving effect to appropriate adjustments to reflect the Mergers and otherwise generally on the same terms and conditions as applied under the applicable plans and award agreements immediately prior to the Merger Effectiveness Time.

Prior to the Merger, shares of Historical DuPont Common Stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended and listed on the New York Stock Exchange (the “NYSE”). As a result of the Merger, on August 31, 2017, the company requested that the NYSE withdraw the shares of Historical DuPont Common Stock from listing on the NYSE and filed a Form 25 with the SEC to report that Historical DuPont Common Stock is no longer listed on the NYSE. Historical DuPont continues to have preferred stock outstanding and it remains listed on the NYSE. DowDuPont Common Stock is listed and trades on the NYSE, ticker symbol DWDP.

As a condition of the regulatory approval of the Merger, Historical DuPont was required to divest a portion of its crop protection product line, including certain research and development capabilities. See Note 4 for additional information.

Historical DuPont and Historical Dow intend to pursue the Intended Business Separations, subject to the receipt of approval by the Board of Directors of DowDuPont.

Allocation of Purchase Price
Based on an evaluation of the provisions of ASC 805, "Business Combinations," ("ASC 805") Historical Dow was determined to be the accounting acquirer in the Merger. DowDuPont applied the acquisition method of accounting with respect to the assets and liabilities of Historical DuPont, which were measured at fair value as of the date of the Merger. In connection with the Merger and the related accounting determination, Historical DuPont elected to apply push-down accounting and reflected in its financial statements the fair value of assets and liabilities as of the date of the Merger. The Successor period reflects DowDuPont’s fair value basis in the assets and liabilities of Historical DuPont.

Historical DuPont's assets and liabilities were measured at estimated fair values as of the Merger Effectiveness Time, primarily using Level 3 inputs. Estimates of fair value represent management's best estimate which require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.

The total fair value of consideration transferred for the Merger was $74,680 million. Total consideration is comprised of the equity value of the DowDuPont shares as of the Merger Effectiveness Time that were issued in exchange for Historical DuPont shares, the cash value for fractional shares, and the portion of Historical DuPont's share awards and share options earned as of the Merger Effectiveness Time. Share awards and share options converted to DowDuPont equity instruments, but not vested, were $144 million as of August 31, 2017, which will be expensed over the remaining future vesting period.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The following table summarizes the fair value of consideration exchanged as a result of the Merger:

(In millions, except exchange ratio)
Historical DuPont Common Stock outstanding as of the Merger Effectiveness Time	868.3
Historical DuPont exchange ratio	1.2820
DowDuPont Common Stock issued in exchange for Historical DuPont Common Stock	1,113.2
Fair value of DowDuPont Common Stock issued [1]	$74,195
Fair value of DowDuPont equity awards issued in exchange for outstanding Historical DuPont equity awards[2]	485
Total consideration	$74,680

1.	Amount was determined based on the price per share of Historical Dow Common Stock of $66.65 on August 31, 2017.

2.
Represents the fair value of replacement awards issued for Historical DuPont's equity awards outstanding immediately before the Merger and attributable to the service periods prior to the Merger. The previous Historical DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The table below presents the final fair value that was allocated to Historical DuPont's assets and liabilities based upon fair values as determined by DowDuPont. The valuation process to determine the fair values is complete. For the year ended December 31, 2018, DowDuPont made measurement period adjustments to reflect facts and circumstances in existence as of the Merger Effectiveness Time. These adjustments primarily included a $392 million increase in goodwill, a $257 million decrease in property, plant, and equipment, and a $150 million decrease in indefinite-lived trademarks and trade names and customer-related assets.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The significant fair value adjustments included in the allocation of purchase price are discussed below.

Inventories
Inventory is primarily comprised of finished products of $4,927 million, semi-finished products of $3,055 million and raw materials and stores and supplies of $823 million. The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of semi-finished inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The fair value of raw materials and stores and supplies was determined to approximate the historical carrying value. For inventory accounted for under the FIFO method and average cost method, the fair value step-up of inventory will be recognized in costs of goods sold as the inventory is sold. For inventory accounted for under the LIFO method, the fair value of inventory becomes the LIFO base layer inventory. The pre-tax amounts of inventory step-up recognized for the year ended December 31, 2018 and the period September 1 through December 31, 2017, were $1,563 million and $1,538 million, respectively. For the year ended December 31, 2018, the pre-tax amount is reflected in cost of goods sold within (loss) income from continuing operations before income taxes in the Consolidated Statement of Operations. For the period September 1 through December 31, 2017, $1,434 million was reflected in costs of goods sold within (loss) income from continuing operations before income taxes and $104 million was reflected in (loss) income from discontinued operations after income taxes in the Consolidated Statement of Operations.

Property, Plant & Equipment
Property, plant and equipment is comprised of machinery and equipment of $7,344 million, buildings of $2,418 million, construction in progress of $995 million and land and land improvements of $927 million. The fair value of property and equipment was primarily determined using a market approach for land and certain types of equipment, and a replacement cost approach for other property and equipment. The market approach for certain types of equipment represents a sales comparison that measures the value of an asset through an analysis of sales and offerings of comparable assets. The replacement cost approach used for all other depreciable property and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

Goodwill
The excess of the consideration for the Merger over the net fair value of assets and liabilities was recorded as goodwill. The Merger resulted in the recognition of $45,497 million of goodwill, none of which is deductible. Goodwill largely consists of expected cost synergies resulting from the Merger and the Intended Business Separations, the assembled workforce of Historical DuPont, and future technology and customers.

Other Intangible Assets
Other intangible assets primarily consist of acquired customer related assets, developed technology, trademarks and tradenames, and germplasm. The customer-related value was determined using the excess earnings method while the developed technology, trademarks and trade names, and germplasm values were primarily determined utilizing the relief from royalty method. Both the excess earnings and relief from royalty methods are forms of the income approach. Refer to Note 14 for further information on other intangible assets.

Deferred Income Tax Assets and Liabilities
The deferred income tax assets and liabilities include the expected future federal, state, and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the Merger Effectiveness Time in the jurisdictions in which legal title of the underlying asset or liability resides. Refer to Note 9 for further information related to the remeasurement of deferred income tax assets and liabilities as a result of the enactment of the U.S. Tax Cuts and Jobs Act in December 2017.

Deferred income tax assets include a $172 million adjustment to derecognize certain deferred income tax assets on historical net operating losses that will not be fully realized as a result of the Merger.  Deferred income tax liabilities include a $546 million adjustment reflecting a change in determination as to the reinvestment strategy of certain foreign operations of the company.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Integration and Separation Costs
Integration and separation costs have been and are expected to be significant. These costs to date primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger and the Intended Business Separations. These costs are recorded within integration and separation costs in the Successor periods and the costs are recorded within selling, general and administrative expenses in the Predecessor periods within the Consolidated Statements of Operations.

	Successor		Predecessor
(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Integration and separation costs	$1,375	$314
Selling, general and administrative expenses			$581	$386

H&N Business
On November 1, 2017, the company completed the FMC Transactions through the acquisition of the H&N Business and the disposition of the Divested Ag Business. The acquisition was integrated into the nutrition and health product line to enhance Historical DuPont’s position as a leading provider of sustainable, bio-based food ingredients and allow for expanded capabilities in the pharma excipients space. The company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.

The following table summarizes the fair value of consideration exchanged as a result of the FMC Transactions:

(In millions)
Fair Value of Divested Ag Business [1]	$3,665
Less: Cash received [2]	1,200
Less: Favorable contracts [3]	495
Fair Value of H&N Business	$1,970

1.	Refer to Note 4 for additional information.

2.
The FMC Transactions include a cash consideration payment to Historical DuPont of approximately $1,200 million, which reflected the difference in value between the Divested Ag Business and the H&N Business, subject to certain customary inventory and net working capital adjustments.

3.
Upon closing and pursuant to the terms of the FMC Transaction Agreement, Historical DuPont entered into favorable supply contracts with FMC. Historical DuPont recorded these contracts as intangible assets recognized at the fair value of off-market contracts. Refer to Notes 4 and 14 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The table below presents the fair value that was allocated to the assets acquired and liabilities assumed. The purchase accounting and purchase price allocation for the H&N Business is complete. There were no material updates to the preliminary purchase accounting and purchase price allocation during 2018.

Successor
(In millions)	November 1, 2017
Fair Value of Assets
Cash and cash equivalents	$16
Accounts and notes receivable	144
Inventories	304
Property, plant and equipment	489
Goodwill	732
Other intangible assets	435
Other current and non-current assets	14
Total Assets	$2,134
Fair Value of Liabilities
Accounts payable and other accrued liabilities	$72
Deferred income tax liabilities	92
Total Liabilities	$164
Fair Value of Net Assets (Consideration for the H&N Business)	$1,970

The significant fair value adjustments included in the final allocation of purchase price are discussed below.

Inventories
Acquired inventory is comprised of finished goods of $143 million, semi-finished products of $85 million and raw materials and stores and supplies of $76 million. Fair value of inventory was calculated using a net realizable value approach for finished goods and semi-finished products and a replacement cost approach for raw materials and stores and supplies. The fair value step-up of inventory of $100 million was recognized in costs of goods sold within (loss) income from continuing operations before income taxes in the Consolidated Statements of Operations as the inventory was sold. The pre-tax amounts recognized for the year ended December 31, 2018 and the period ending November 1 through December 31, 2017 were $65 million and $35 million, respectively.

Property, Plant & Equipment
Property, plant and equipment is comprised of machinery and equipment of $356 million, buildings of $63 million, land and land improvements of $39 million, and construction in progress of $31 million. The fair values were determined using a combination of a market approach and replacement cost approach.

Goodwill
The excess of the consideration for the H&N Business over the net fair value of assets acquired and liabilities assumed resulted in the recognition of $732 million of goodwill, of which $208 million is tax-deductible. Goodwill is attributable to the H&N Business’s workforce and expected cost synergies in procurement, production and market access.

Other Intangible Assets
Other intangible assets include customer-related intangible assets of $268 million, developed technology of $130 million, and trademarks and tradenames of $37 million. The customer-related fair value was determined using the excess earnings method while the developed technology, trademarks and tradenames fair values were primarily determined utilizing the relief from royalty method.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Results of Operations
The following table provides net sales and loss from continuing operations before income taxes of the H&N Business included in the company's results for the period November 1 through December 31, 2017.

(In millions)	For the Period November 1 through December 31, 2017
Net sales	$102
Loss from continuing operations before income taxes	$(12)

The H&N Business results include $35 million that was recognized in cost of goods sold as inventory was sold related to the fair value step-up of inventories in the Consolidated Statements of Operations. for the period November 1 through December 31, 2017.

The company evaluated the disclosure requirements under ASC 805 and determined the H&N Business was not considered a material business combination for purposes of disclosing supplemental pro forma information.

NOTE 4 - DIVESTITURES AND OTHER TRANSACTIONS

Merger Remedy - Divested Ag Business
On March 31, 2017, the company and FMC entered into the FMC Transaction Agreement. Under the FMC Transaction Agreement, and effective upon the closing of the transaction on November 1, 2017, FMC acquired the Divested Ag Business that Historical DuPont was required to divest in order to obtain EC approval of the Merger Transaction and Historical DuPont acquired the H&N Business. See further discussion of the FMC Transactions in Note 1. The sale of the Divested Ag Business met the criteria for discontinued operations and as such, earnings were included within (loss) income from discontinued operations after income taxes for all periods presented.

On November 1, 2017, the company completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the H&N Business. The fair value as determined by the company of the H&N Business was $1,970 million. The FMC Transactions included a cash consideration payment to Historical DuPont of approximately $1,200 million, which reflected the difference in value between the Divested Ag Business and the H&N Business, as well as favorable contracts with FMC of $495 million. Due to the proximity of the Merger and the closing of the sale, the carrying value of the Divested Ag Business approximated the fair value of the consideration received, thus no resulting gain or loss was recognized on the sale. Refer to Note 3 for further information on the H&N Business.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

For the year ended December 31, 2018, the company recorded a loss from discontinued operations before income taxes related to the Divested Ag Business of $10 million ($5 million after tax). The following table summarizes the results of operations of the Divested Ag Business presented as discontinued operations for the period September 1 through December 31, 2017, the period January 1 through August 31, 2017 and the year ended December 31, 2016, respectively:

	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017[1]	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Net sales	$199	$1,068	$1,385
Cost of goods sold	194	412	514
Other operating charges		17	19
Research and development expenses	30	95	139
Selling, general and administrative expenses[2]	102	146	176
Restructuring and asset related charges - net	(1)	—	(4)
Sundry (expense) income - net	(1)	7	1
(Loss) Income from discontinued operations before income taxes	(127)	405	542
(Benefit from) Provision for income taxes	(50)	79	103
(Loss) Income from discontinued operations after income taxes	$(77)	$326	$439

1.	Includes results of operations for the period September 1 through October 31, 2017, as the Divested Ag Business was disposed of on November 1, 2017.

2.	Successor period includes $44 million of transaction costs associated with the disposal of the Divested Ag Business.

The following table presents depreciation and capital expenditures of the discontinued operations related to the Divested Ag Business:

	Successor	Predecessor
(In millions)	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Depreciation	$—	$21	$32
Capital expenditures	$5	$8	$40

Upon closing and pursuant to the terms of the FMC Transaction Agreement, Historical DuPont and FMC entered into favorable supply agreements and certain ancillary agreements, including manufacturing service agreements and transition service agreements.  Under the terms of the favorable supply agreements, FMC will supply product to Historical DuPont at cost for a period of up to five years and, as a result, Historical DuPont recorded an intangible asset of $495 million upon closing that will be amortized over a period of five years.

Food Safety Diagnostic Sale
In February 2017, the company completed the sale of global food safety diagnostics to Hygiena LLC.  The sale resulted in a pre-tax gain of $162 million ($86 million net of tax). The gain was recorded in sundry income (expense) - net in the company's Consolidated Statement of Operations for the period January 1 through August 31, 2017.

Historical DuPont (Shenzhen) Manufacturing Limited
In March 2016, the company recognized the sale of its 100 percent ownership interest in Historical DuPont (Shenzhen) Manufacturing Limited to the Feixiang Group. The sale of the entity, which held certain buildings and other assets, resulted in a pre-tax gain of $369 million ($214 million net of tax). The gain was recorded in sundry income (expense) - net in the company's Consolidated Statement of Operations for the year ended December 31, 2016.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Performance Chemicals
On July 1, 2015, Historical DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Chemours Separation"). In connection with the Chemours Separation, the company and Chemours entered into a Separation Agreement (as amended, the "Chemours Separation Agreement"), discussed below, and a Tax Matters Agreement and certain ancillary agreements, including an employee matters agreement, agreements related to transition and site services, and intellectual property cross licensing arrangements. In addition, the companies have entered into certain supply agreements.

Separation Agreement
The Chemours Separation Agreement sets forth, among other things, the agreements between the company and Chemours regarding the principal transactions necessary to effect the Chemours Separation and also sets forth ancillary agreements that govern certain aspects of the company’s relationship with Chemours after the separation. Among other matters, the Chemours Separation Agreement and the ancillary agreements provide for the allocation between Historical DuPont and Chemours of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the completion of the Chemours Separation.

Pursuant to the Chemours Separation Agreement, as discussed below, Chemours indemnifies Historical DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In 2017, Historical DuPont and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future perfluorooctanoic acid (“PFOA”) liabilities for a period of five years beginning July 6, 2017. In connection with the recognition of liabilities related to these matters, the company records an indemnification asset when recovery is deemed probable. At December 31, 2018, the indemnified assets are $80 million within accounts and notes receivable - net and $298 million within other assets along with the corresponding liabilities of $80 million within accrued and other current liabilities and $298 million within other noncurrent obligations on the Consolidated Balance Sheet. See Note 16 for further discussion of the amendment to the Chemours Separation Agreement and certain litigation and environmental matters indemnified by Chemours.

The results of operations of the Performance Chemicals segment are presented as discontinued operations as summarized below:

	Predecessor
(In millions)	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Other operating charges	$335	$36
Sundry income (expense) - net	3	3
Loss from discontinued operations before income taxes	(332)	(33)
Benefits from income taxes	(125)	(28)
Loss from discontinued operations after income taxes	$(207)	$(5)

(Loss) income from discontinued operations after income taxes in the company's Consolidated Statement of Operations for the period January 1 through August 31, 2017 includes a charge of $335 million ($214 million net of tax) in connection with the PFOA multi-district litigation settlement.

For the year ended December 31, 2016, the company incurred $35 million of costs in connection with the separation primarily related to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions. These costs were included in (loss) income from discontinued operations after income taxes in the company's Consolidated Statement of Operations.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 5 - REVENUE

Revenue Recognition
Products
Substantially all of Historical DuPont's revenue is derived from product sales. Product sales consist of sales of Historical DuPont's products to supply manufacturers, distributors, and farmers. Historical DuPont considers purchase orders, which in some cases are governed by master supply agreements, to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year.

Revenue from product sales is recognized when the customer obtains control of the company's product, which occurs at a point in time according to shipping terms. Payment terms for contracts related to product lines other than agriculture generally average 30 to 60 days after invoicing, depending on business and geography. Payment terms for agriculture product line contracts are generally less than one year from invoicing. The company elected the practical expedient and will not adjust the promised amount of consideration for the effects of a significant financing component when Historical DuPont expects it will be one year or less between when a customer obtains control of the company's product and when payment is due. The company has elected to recognize shipping and handling activities when control has transferred to the customer as an expense in cost of goods sold. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. In addition, Historical DuPont elected the practical expedient to expense any costs to obtain contracts as incurred, as the amortization period for these costs would have been one year or less.

The transaction price includes estimates of variable consideration, such as rights of return, rebates, and discounts, that are reductions in revenue. All estimates are based on the company's historical experience, anticipated performance, and the company's best judgment at the time the estimate is made. Estimates of variable consideration included in the transaction price utilize either the expected value method or most likely amount depending on the nature of the variable consideration. These estimates are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. The majority of contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit. For contracts with multiple performance obligations, Historical DuPont allocates the transaction price to each performance obligation based on the relative standalone selling price. The standalone selling price is the observable price which depicts the price as if sold to a similar customer in similar circumstances.

Licenses of Intellectual Property
Historical DuPont enters into licensing arrangements with customers under which it licenses its intellectual property, such as patents and trademarks. Revenue from the majority of intellectual property licenses is derived from sales-based royalties. The company estimates the expected amount of sales-based royalties based on historical sales by customer. Revenue for licensing agreements that contain sales-based royalties is recognized at the later of (i) when the subsequent sale occurs or (ii) when the performance obligation to which some or all of the royalty has been allocated is satisfied.

Contract Balances
Contract liabilities primarily reflect deferred revenue from prepayments under agriculture product line contracts with customers where the company receives advance payments for products to be delivered in future periods. Historical DuPont classifies deferred revenue as current or noncurrent based on the timing of when the company expects to recognize revenue. Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced within the industrial biosciences product line. Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract Balances	December 31, 2018	Topic 606 Adjustments January 1, 2018	December 31, 2017
(In millions)
Accounts and notes receivable - trade[1]	$4,130	$87	$3,976
Contract assets - current[2]	$48	$40	$—
Deferred revenue - current[3]	$1,927	$2	$2,014
Deferred revenue - noncurrent[4]	$30	$—	$48

1.	Included in accounts and notes receivable - net in the Consolidated Balance Sheets.

2.	Included in other current assets in the Consolidated Balance Sheets.

3.	Included in accrued and other current liabilities in the Consolidated Balance Sheets.

4.	Included in other noncurrent obligations in the Consolidated Balance Sheets.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Revenue recognized during the year ended December 31, 2018 from amounts included in deferred revenue at the beginning of the period was $1,973 million.

Disaggregation of Revenue
Effective with the Merger, Historical DuPont’s business activities are components of DowDuPont’s business operations. Historical DuPont’s business activities, including the assessment of performance and allocation of resources, are reviewed and managed by DowDuPont. Information used by the chief operating decision maker of Historical DuPont relates to the company in its entirety. Accordingly, there are no separate reportable business segments for Historical DuPont under ASC 280 “Segment Reporting” and Historical DuPont's business results are reported in this Form 10-K as a single operating segment.

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

	Successor		Predecessor
(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Agriculture	$8,995	$1,596	$6,894	$8,131
Packaging and Specialty Plastics	1,579	544	1,072	1,651
Electronics and Imaging	2,097	743	1,422	1,960
Nutrition and Health	4,054	1,165	2,129	3,268
Industrial Biosciences	1,653	573	1,022	1,500
Transportation and Advanced Polymers	4,418	1,355	2,608	3,599
Safety and Construction	3,473	1,074	2,134	3,099
Other	10	3	—	1
Total	$26,279	$7,053	$17,281	$23,209

Sales are attributed to geographic regions based on customer location. Refer to Note 22 for the breakout of net sales by geographic region.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET

DowDuPont Agriculture Division Restructuring Program
During the fourth quarter of 2018 and in connection with the ongoing integration activities, DowDuPont approved restructuring actions to simplify and optimize certain organizational structures within the agriculture product line in preparation for the Intended Business Separations. As a result of these actions, the company expects to record total pre-tax charges of approximately $65 million, comprised of approximately $55 million of severance and related benefits costs; $5 million of asset related charges, and $5 million of costs related to contract terminations. For the year ended December 31, 2018, Historical DuPont recorded a pre-tax charge of $59 million, recognized in restructuring and asset related charges - net in the company's Consolidated Statement of Operations comprised of $54 million of severance and related benefit costs and $5 million of asset related charges. The company expects actions related to this program to be substantially complete by mid-2019. At December 31, 2018, total liabilities related to the program was $54 million.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont and the company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The Synergy Program is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, Historical DuPont expects to record total pre-tax restructuring charges of $575 million to $675 million, comprised of approximately $370 million to $400 million of severance and related benefits costs; $80 million to $100 million of costs related to contract terminations; and $125 million to $175 million of asset related charges.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The below is a summary of charges incurred related to the Synergy Program:

(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017
Severance and related benefit costs	$219	$153
Contract termination charges	40	31
Asset related charges	63	3
Total restructuring and asset related charges - net[1]	$322	$187

1.
The charge for the year ended December 31, 2018, includes $318 million which was recognized in restructuring and asset related charges - net and $4 million which was recognized in sundry income (expense) - net in the company's Consolidated Statement of Operations.

Actions associated with the Synergy Program, including employee separations, are expected to be substantially complete by the end of 2019.

Historical DuPont account balances and activity for the Synergy Program are summarized below:

(In millions)	Severance and Related Benefit Costs	Contract Termination Charges	Asset Related Charges	Total
Balance at December 31, 2017	$133	$28	$—	$161
Charges to (loss) income from continuing operations for the year ended December 31, 2018	219	40	63	322
Payments	(118)	(50)	—	(168)
Asset write-offs	—	—	(63)	(63)
Net translation adjustment	(5)	—	—	(5)
Balance as of December 31, 2018	$229	$18	$—	$247

2017 Restructuring Program
During the first quarter 2017, Historical DuPont committed to take actions to improve plant productivity and better position its product lines for productivity and growth before and after the closing of the Merger Transaction (the "2017 restructuring program"). In connection with these actions, the company incurred pre-tax charges of $313 million during the period from January 1 through August 31, 2017 recognized in restructuring and asset related charges - net in the company's Consolidated Statement of Operations. The charge is comprised of $279 million of asset related charges and $34 million in severance and related benefit costs. The charges primarily relate to the second quarter closure of the safety and construction product line at the Cooper River manufacturing site located near Charleston, South Carolina. The asset related charges mainly consist of accelerated depreciation associated with the closure. At December 31, 2018 and 2017, total liabilities related to the 2017 restructuring program were $4 million and $19 million, respectively. The actions associated with the 2017 restructuring program were substantially complete in 2017.

La Porte Plant, La Porte, Texas
In March 2016, Historical DuPont announced its decision to not re-start its insecticide manufacturing facility at the La Porte site located in La Porte, Texas.  The facility manufactured Lannate® and Vydate® insecticides and has been shut down since November 2014.  As a result of this decision, during the year ended December 31, 2016, a pre-tax charge of $68 million was recorded in restructuring and asset related charges - net in the company's Consolidated Statement of Operations which included $41 million of asset related charges, $16 million of employee severance and related benefit costs and $11 million of contract termination costs.
2016 Global Cost Savings and Restructuring Plan
In December 2015, Historical DuPont committed to take structural actions across all product lines and staff functions globally to operate more efficiently by further consolidating product lines and aligning staff functions more closely with them as part of a 2016 global cost savings and restructuring plan.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

During the year ended December 31, 2016, the company recorded a net pre-tax benefit to earnings of $(81) million, consisting of $(84) million in restructuring and asset related charges - net and $3 million in sundry income - net in the company's Consolidated Statement of Operations. The net benefit was comprised of a reduction of $(150) million in severance and related benefit costs, offset by $53 million of asset related charges and $16 million of contract termination costs. This was primarily due to a reduction in severance and related benefit costs partially offset by the identification of additional projects. The reduction in severance and related benefit costs was driven by elimination of positions at a lower cost than expected as a result of redeployments and attrition as well as lower than estimated individual severance costs.

The company incurred a pre-tax charge of $10 million during the period January 1 through August 31, 2017, recognized in restructuring and asset related charges - net in the company’s Consolidated Statement of Operations. This was due to additional severance payments owed to previously terminated executives that became probable during the period. The company incurred a pre-tax benefit of $(5) million for the period from September 1 through December 31, 2017. The reduction in severance and related benefit costs was driven by the elimination of positions at a lower cost than expected. In connection with the restructuring actions, the company has recorded total pre-tax restructuring charges of $708 million.

At December 31, 2018 and 2017, total liabilities related to the 2016 Global Cost Savings and Restructuring Plan were $1 million and $22 million, respectively. The actions associated with this restructuring program were substantially complete in 2016.

2014 Restructuring Program
In June 2014, Historical DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all product lines and functions. During the period September 1 through December 31, 2017 and the year ended December 31, 2016, benefits of $(2) million and $(21) million were recorded, respectively, in restructuring and asset related charges - net in the company's Consolidated Statements of Operations to reduce the accrual for severance costs associated with this program.

Asset Impairment
During the third quarter of 2018, the company recognized an $85 million pre-tax ($66 million after-tax) impairment charge in restructuring and asset related charges - net in the company's Consolidated Statements of Operations related to certain in-process research and development (“IPR&D") assets within the agriculture reporting unit. Refer to Notes 14 and 21 for further information.

In addition, based on updated projections for the company’s investments in nonconsolidated affiliates in China related to the agriculture product line, management determined the fair values of the investments in nonconsolidated affiliates were below the carrying values and had no expectation the fair values would recover due to the continuing unfavorable regulatory environment including lack of intellectual property protection, uncertain product registration timing and limited freedom to operate. As a result, management concluded the impairment was other than temporary and in the third quarter of 2018 recorded an impairment charge of $41 million in restructuring and asset related charges - net in the company's Consolidated Statements of Operations, none of which is tax-deductible. Refer to Note 21 for further information.

In the fourth quarter 2015, the company elected to defer further testing and deployment of a multi-year, phased implementation of an enterprise resource planning ("ERP") system; which had not been placed in service as of year-end.  At December 31, 2016, the company had capitalized costs associated with the ERP system of $435 million.  In connection with IT strategy reviews conducted during the fourth quarter of 2016, the company reviewed considerations around the timing of restarting testing and deployment of the ERP system.  As a result, the company concluded it intended to complete and place in service the ERP system, however, given the uncertainties related to implementation timing as well as potential developments and changes to technologies in the market place at the time of restart, use of this ERP system could no longer be considered probable. As a result, due to the specificity of the design related to the ERP system, the company determined that the uncompleted ERP system had a fair value of zero and recorded a pre-tax charge of $435 million in restructuring and asset related charges - net in the company's Consolidated Statement of Operations during the year ended December 31, 2016.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

During the third quarter of 2016, the company recognized a $158 million pre-tax impairment charge in restructuring and asset related charges - net in the company's Consolidated Statement of Operations related to indefinite-lived intangible trade names. In connection with the company's strategy reviews and brand realignment conducted during the third quarter 2016, the company decided to phase out the use of certain acquired trade names resulting in a change from an indefinite life to a finite useful life for these assets. As a result of these changes, the carrying value of the trade name assets exceeded the fair value. The basis of the fair value for the charges was calculated utilizing an income approach (relief from royalty method) using Level 3 inputs within the fair value hierarchy, as described in Note 1. The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows.

NOTE 7 - RELATED PARTY TRANSACTIONS

Services Provided by and to Historical Dow and its affiliates
Following the Merger, Historical DuPont reports transactions with Historical Dow and its affiliates as related party transactions. Historical DuPont sells to and procures from Historical Dow and its affiliates certain feedstocks and raw materials that are consumed in each company's manufacturing process, as well as finished goods. Historical DuPont also provides to Historical Dow and its affiliates certain seed production and distribution services.  The following table presents amounts due to or due from Historical Dow and its affiliates at December 31, 2018 and December 31, 2017:

(In millions)	December 31, 2018	December 31, 2017
Accounts and notes receivable - net	$201	$12
Accounts payable	$288	$26

The table below presents revenue earned and expenses incurred in transactions with Historical Dow and its affiliates following the Merger:

(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017
Net sales	$261	$20
Cost of goods sold	$224	$20

For the year ended December 31, 2018 and the period September 1 through December 31, 2017, purchases from Historical Dow and its affiliates were $320 million and $49 million, respectively. Historical DuPont also received transfers of certain feedstocks and energy from Historical Dow and its affiliates at cost which totaled $343 million for the year ended December 31, 2018.

Transactions with DowDuPont
DowDuPont primarily relies on distributions and other intercompany transfers from Historical DuPont and Historical Dow to fund payment of its costs and expenses. In November 2017, DowDuPont's Board of Directors authorized an initial $4,000 million share repurchase program to buy back shares of DowDuPont common stock. The $4,000 million share repurchase program was completed in the third quarter of 2018. In February, May, August and November 2018, the Board declared first, second, third and fourth quarter dividends per share of DowDuPont common stock payable on March 15, 2018, June 15, 2018, September 15, 2018 and December 14, 2018, respectively. For the year ended December 31, 2018 and the period September 1 through December 31, 2017, Historical DuPont declared and paid distributions in cash to DowDuPont of about $2,806 million and $829 million, respectively, primarily to fund a portion of DowDuPont’s share repurchases and dividend payments for these periods.

In contemplation of the Intended Business Separations and to achieve the respective credit profiles of each of the intended future companies, DowDuPont completed a series of financing transactions in the fourth quarter of 2018, which included an offering of senior unsecured notes and the establishment of new term loan facilities (the “financing transactions”). In November and December of 2018, DowDuPont contributed a portion of the net proceeds of the notes offering to Historical DuPont to pay off or retire a portion of Historical DuPont’s existing debt liabilities, with additional contributions expected before the Intended Business Separations. See Note 15 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

In addition, at December 31, 2018 and 2017, Historical DuPont had a payable to DowDuPont of $103 million and $354 million, respectively, included in accounts payable in the Consolidated Balance Sheets related to its estimated 2018 and 2017 tax liabilities. See Note 9 for additional information.

NOTE 8 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Successor		Predecessor
(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Royalty income[1]			$84	$170
Interest income	$92	$41	83	102
Equity in earnings of affiliates - net	51	1	55	99
Net gain on sales of businesses and other assets[2,3]	26	16	205	435
Net exchange (losses) gains	(110)	8	(394)	(106)
Non-operating pension and other post employment benefit credit (cost)[4]	368	134	(278)	(40)
Miscellaneous income and expenses - net[5]	116	24	132	7
Sundry income (expense) - net	$543	$224	$(113)	$667

1.
In the Successor periods, royalty income of $170 million and $60 million is included in Net Sales for the year ended December 31, 2018 and the period September 1, 2017 through December 31, 2017, respectively.

2.
Includes a pre-tax gain of $162 million ($86 million net of tax) for the period January 1 through August 31, 2017 related to the sale of global food safety diagnostics. See Note 4 for additional information.

3.
Includes a pre-tax gain of $369 million ($214 million net of tax) for the year ended December 31, 2016 related to the sale of Historical DuPont (Shenzhen) Manufacturing Limited. See Note 4 for additional information.

4.
Includes non-service components of net periodic benefit credits (costs) (interest cost, expected return on plan assets, amortization of unrecognized (gain) loss, amortization of prior service benefit and curtailment/settlement gain). See Note 2 for discussion of ASU No. 2017-07.

5.
Miscellaneous income and expenses - net, includes interest items (in the Predecessor periods only), gains (losses) on available for sale securities, gains related to litigation settlements, licensing income, gains on purchases, and other items.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations. The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The hedging program gains (losses) are largely taxable (tax deductible) in the United States (U.S.), whereas the offsetting exchange gains (losses) on the remeasurement of the net monetary asset positions are often not taxable (tax deductible) in their local jurisdictions. The net pre-tax exchange gains (losses) are recorded in sundry income (expense) - net and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations in the Consolidated Statements of Operations.

	Successor		Predecessor
(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Subsidiary Monetary Position (Loss) Gain
Pre-tax exchange (loss) gain[1]	$(204)	$(83)	$37	$198
Local tax benefits (expenses)	19	(3)	217	(126)
Net after-tax impact from subsidiary exchange (loss) gain	$(185)	$(86)	$254	$72

Hedging Program Gain (Loss)
Pre-tax exchange gain (loss)[2]	$94	$91	$(431)	$(304)
Tax (expenses) benefits	(21)	(33)	155	110
Net after-tax impact from hedging program exchange gain (loss)	$73	$58	$(276)	$(194)

Total Exchange (Loss) Gain
Pre-tax exchange (loss) gain	$(110)	$8	$(394)	$(106)
Tax (expenses) benefits	(2)	(36)	372	(16)
Net after-tax exchange (loss) gain	$(112)	$(28)	$(22)	$(122)

1.	Includes a net $75 million pre-tax exchange loss associated with the devaluation of the Argentine peso for the twelve months ended December 31, 2018.

2.	Includes a $50 million foreign exchange loss for the twelve months ended December 31, 2018 related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform.

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash (included in other current assets) presented in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows. See Note 2 for additional information.

(In millions)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$4,466	$7,250
Restricted cash	500	558
Total cash, cash equivalents and restricted cash	$4,966	$7,808

Historical DuPont entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring Historical DuPont to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. Restricted cash at December 31, 2018 and December 31, 2017 is related to the Trust.

Accrued and other current liabilities
Accrued and other current liabilities were $4,233 million at December 31, 2018 and $4,384 million at December 31, 2017. Deferred revenue and compensation and other employee-related costs, which are components of accrued and other current liabilities, were $1,927 million and $662 million at December 31, 2018, respectively and $2,014 million and $857 million at December 31, 2017, respectively. No other components of accrued and other current liabilities were more than 5 percent of total current liabilities.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 9 - INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax (“transition tax”) on earnings of certain foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. At December 31, 2017, the Company had not completed its accounting for the tax effects of The Act; however, as described below, the company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), income tax effects of The Act were refined upon obtaining, preparing, or analyzing additional information during the measurement period. At December 31, 2018, the company had completed its accounting for the tax effects of The Act.

•
As a result of The Act, the company remeasured its U.S. federal deferred income tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The company recorded a cumulative benefit of $2,755 million ($2,716 million benefit in the year ended December 31, 2017 and $39 million benefit in the year ended December 31, 2018) to the provision for (benefit from) income taxes on continuing operations with respect to the remeasurement of the company's deferred tax balances. Of the $39 million benefit booked in the year ended December 31, 2018, $114 million relates to the company's discretionary pension contribution in 2018, which was deducted on a 2017 tax return. The remaining charges relate to purchase accounting adjustments made throughout 2018.

•
The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. The company recorded a cumulative charge of $859 million ($715 million charge in the year ended December 31, 2017 and $144 million charge in the year ended December 31, 2018) to the provision for (benefit from) income taxes on continuing operations with respect to the one-time transition tax.

•
In the year ended December 31, 2018, the company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to inventory was a $16 million charge to provision for income taxes on continuing operations.

•
For tax years beginning after December 31, 2017, The Act introduces new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). The company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Geographic Allocation of (Loss) Income and Provision for (Benefit from) Income Taxes	Successor		Predecessor
(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016

(Loss) Income from continuing operations before income taxes
Domestic	$(4,496)	$(811)	$409	$1,415
Foreign	(297)	(775)	1,382	1,308
(Loss) Income from continuing operations before income taxes	$(4,793)	$(1,586)	$1,791	$2,723
Current tax expense (benefit)
Federal	$(333)	$216	$(563)	$4
State and local	5	22	(11)	9
Foreign	453	187	282	539
Total current tax expense (benefit)	$125	$425	$(292)	$552
Deferred tax expense (benefit)
Federal	$162	$(2,790)	$476	$22
State and local	(29)	(48)	(8)	(29)
Foreign	(38)	(260)	(27)	96
Total deferred tax expense (benefit)	$95	$(3,098)	$441	$89
Provision for (Benefit from) income taxes on continuing operations	220	(2,673)	149	641
Net (loss) income from continuing operations	$(5,013)	$1,087	$1,642	$2,082

Pre-tax loss from continuing operations for the year ended December 31, 2018 includes a non-deductible $4,503 million non-cash goodwill impairment charge associated with the agriculture reporting unit, of which $3,193 million related to the U.S. and the remaining $1,310 million related to foreign operations.

In connection with the Merger, pre-tax loss from continuing operations for the year ended December 31, 2018 and the period September 1 through December 31, 2017 includes depreciation and amortization associated with the fair value that was allocated to the company’s tangible and intangible assets as well as costs of $1,628 million and $1,469 million, respectively, recognized in cost of goods sold related to the fair value step-up of inventories (See Note 3 for further information).

Additionally, global pre-tax earnings from continuing operations for the year ended December 31, 2018, the period September 1 through December 31, 2017, the period January 1 through August 31, 2017, and the year ended December 31, 2016 includes transaction costs associated with the Merger of $1,375 million, $314 million, $581 million, and $386 million, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Reconciliation to U.S. Statutory Rate	Successor		Predecessor
	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016

Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%	35.0%
Equity earning effect	0.2	0.9	(0.5)	(0.8)
Effective tax rates on international operations - net	0.5	(9.5)	(11.4)	(9.2)
Acquisitions, divestitures and ownership restructuring activities [1,2,3]	(1.6)	15.8	5.2	1.9
U.S. research and development credit	0.6	0.4	(0.8)	(0.7)
Exchange gains/losses [4]	(0.5)	(1.8)	(12.9)	1.9
SAB 118 Impact of Enactment of U.S. Tax Reform[5]	(2.5)	126.1
Excess tax benefits from stock compensation[6]	0.1	0.1	(1.7)
Tax settlements and expiration of statute of limitations[7]	0.2	—	(3.8)	(1.1)
Goodwill impairment [8]	(21.4)	—	—	—
Other - net	(1.2)	1.5	(0.8)	(3.5)
Effective tax rate	(4.6)%	168.5%	8.3%	23.5%

1.	See Notes 3 and 4 for additional information.

2.	Includes a net tax charge of $74 million related to repatriation activities to facilitate the Intended Business Separations for the year ended December 31, 2018.

3.
Includes a net tax charge of $25 million and a net tax benefit of $261 million for the year ended December 31, 2018 and the period September 1 through December 31, 2017, respectively, related to an internal legal entity restructuring associated with the Intended Business Separations.

4.
Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized. Further information about the company's foreign currency hedging program is included in Note 8 and Note 20 under the heading Foreign Currency Risk.

5.	Reflects a net tax charge of $121 million associated with the company's completion of the accounting for the tax effects of The Act for the year ended December 31, 2018.

6.
Reflects the impact of the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which was adopted January 1, 2017 and resulted in the recognition of excess tax benefits related to equity compensation in the (benefit from) provision for income taxes on continuing operations.

7.	The period January 1 through August 31, 2017 includes a tax benefit of $53 million for accrued interest reversals (recorded in sundry income (expense) - net).

8.
Reflects the impact of the non-tax-deductible impairment charge for the agriculture reporting unit and corresponding $75 million tax charge associated with a valuation allowance recorded against the net deferred tax asset position of a legal entity in Brazil for the year ended December 31, 2018.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Deferred Tax Balances at December 31	2018		2017
(In millions)	Assets	Liabilities	Assets	Liabilities
Property	$—	$1,043	$—	$1,160
Tax loss and credit carryforwards[1]	1,390	—	1,452	—
Accrued employee benefits	1,802	169	1,988	68
Other accruals and reserves	323	51	333	39
Intangibles	320	5,876	284	6,286
Inventory	129	371	130	597
Long-term debt	24	—	109	—
Investments	114	581	23	453
Unrealized exchange gains/losses	—	141	—	71
Other – net	280	141	260	121
Subtotal	$4,382	$8,373	$4,579	$8,795
Valuation allowances[1,2,3]	(1,087)	—	(1,140)	—
Total	$3,295	$8,373	$3,439	$8,795
Net Deferred Tax Liability	$(5,078)		$(5,356)

1.	Primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States, Brazil, and Luxembourg.

2.
The company has corrected its valuation allowance (with a corresponding reduction in tax loss and credit carryforwards) in the amount of $238 million as a result of a change in the Delaware state apportionment methodology.

3.
During the year ended December 31, 2018, the company established a full valuation allowance against the net deferred tax asset position of a legal entity in Brazil due to revised financial projections, resulting in tax expense of $75 million. See Note 14 for additional information.

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions)	2018	2017
Operating loss carryforwards
Expire within 5 years	$76	$42
Expire after 5 years or indefinite expiration	1,137	1,245
Total operating loss carryforwards	$1,213	$1,287
Tax credit carryforwards
Expire within 5 years	$8	$10
Expire after 5 years or indefinite expiration	169	155
Total tax credit carryforwards	$177	$165
Total Operating Loss and Tax Credit Carryforwards	$1,390	$1,452

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Total Gross Unrecognized Tax Benefits [1]	Successor		Predecessor
	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
(In millions)
Total unrecognized tax benefits as of beginning of period	$741	$709	$596	$906
Decreases related to positions taken on items from prior years	(44)	(2)	(19)	(46)
Increases related to positions taken on items from prior years	74	9	3	33
Increases related to positions taken in the current year	9	28	49	55
Settlement of uncertain tax positions with tax authorities	(13)	1	(6)	(314)
Decreases due to expiration of statutes of limitations	(5)	(5)	(86)	(41)
Exchange (gain) loss	(13)	1	1	3
Total unrecognized tax benefits as of end of period	$749	$741	$538	$596
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$157	$253	$188	$253
Total amount of interest and penalties (benefit) recognized in Provision for income taxes on continuing operations	$11	$1	$(27)	$10
Total accrual for interest and penalties associated with unrecognized tax benefits	$45	$47	$40	$98

1.	The prior year amounts have been revised for amounts previously omitted.

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

Tax years that remain subject to examination for the company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at Dec 31,	Earliest Open Year
Jurisdiction
Brazil	2012
Canada	2013
China	2014
Denmark	2012
Germany	2006
India	2001
The Netherlands	2017
Switzerland	2014
United States:
Federal income tax	2012
State and local income tax	2004

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $15,565 million at December 31, 2018 and $15,408 million at December 31, 2017. In addition to the U.S. federal tax imposed by The Act on all accumulated unrepatriated earnings through December 31, 2017, The Act introduced additional U.S. federal tax on foreign earnings, effective as of January 1, 2018. The undistributed foreign earnings as of December 31, 2018 may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. The company is still asserting indefinite reinvestment related to certain investments in foreign subsidiaries. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.

During 2018, in connection with the Intended Business Separations, the company repatriated certain funds from its non-U.S. subsidiaries that were not needed to finance local operations. During the year ended December 31, 2018, the company recorded net tax expense of $74 million associated with foreign withholding tax incurred in connection with these repatriation activities.

Historical DuPont and its subsidiaries are included in DowDuPont's consolidated federal income tax group and consolidated tax return.  Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year will be apportioned among the members of the consolidated group based on each member’s separate taxable income.  Historical DuPont and Historical Dow intend that to the extent Federal and/or State corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax sharing agreement and/or tax matters agreement.

NOTE 10 - EARNINGS PER SHARE OF COMMON STOCK

Upon completion of the Merger, each share of Historical DuPont Common Stock was converted into the right to receive 1.2820 fully paid and non-assessable shares of DowDuPont Common Stock, in addition to cash in lieu of any fractional shares of DowDuPont Common Stock issued and therefore earnings per share of common stock information is not presented for the Successor periods.

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the Predecessor periods indicated below:

(In millions, except share amounts)	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Numerator:
Income from continuing operations after income taxes attributable to Historical DuPont	$1,624	$2,072
Preferred dividends	(7)	(10)
Income from continuing operations after income taxes available to Historical DuPont common stockholders	$1,617	$2,062

Income from discontinued operations after income taxes available to Historical DuPont common stockholders	117	441

Net income available to common stockholders	$1,734	$2,503

Denominator:
Weighted-average number of common shares outstanding - Basic	867,888,000	872,560,000
Dilutive effect of the company’s employee compensation plans	4,532,000	4,476,000
Weighted-average number of common shares outstanding - Diluted	872,420,000	877,036,000

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The following average number of stock options were antidilutive, and therefore not included in the dilutive earnings per share calculations:

	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Average number of stock options	1,906	4,794,000

NOTE 11 - ACCOUNTS AND NOTES RECEIVABLE - NET

(In millions)	December 31, 2018	December 31, 2017
Accounts receivable – trade[1]	$3,912	$3,777
Notes receivable – trade[2]	218	199
Other[3]	1,404	1,263
Total accounts and notes receivable - net	$5,534	$5,239

1.
Accounts receivable – trade is net of allowances of $85 million at December 31, 2018 and $10 million at December 31, 2017. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Notes receivable – trade primarily consists of receivables within the agriculture product line for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2018 and 2017, there were no significant past due notes receivable which required a reserve, nor were there any significant impairments related to current loan agreements.

3.
Other includes receivables in relation to value added tax, fair value of derivative instruments, indemnification assets, related parties (see Note 7 for further information), and general sales tax and other taxes. No individual group represents more than ten percent of total receivables.

Accounts and notes receivable are carried at amounts that approximate fair value.

NOTE 12 - INVENTORIES

(In millions)	December 31, 2018	December 31, 2017
Finished products	$4,204	$4,500
Semi-finished products	1,769	2,769
Raw materials	481	371
Stores and supplies	441	447
Total	$6,895	$8,087
Adjustment of inventories to a LIFO basis	512	546
Total inventories	$7,407	$8,633

As a result of the Merger, a fair value step-up of $3,840 million was recorded for inventories. Of this amount, $1,563 million and $1,434 million was recognized in cost of goods sold within (loss) income from continuing operations for the year ended December 31, 2018 and the period September 1 through December 31, 2017, respectively. See Note 3 for additional information regarding the Merger.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 13 - PROPERTY, PLANT AND EQUIPMENT

(In millions)	December 31, 2018	December 31, 2017
Land and land improvements	$915	$913
Buildings	2,656	2,747
Machinery and equipment	8,731	8,104
Construction in progress	1,604	1,114
Total property, plant and equipment	13,906	12,878
Accumulated depreciation	(1,720)	(443)
Total property, plant and equipment - net	$12,186	$12,435

Buildings, machinery and equipment and land improvements are depreciated over useful lives on a straight-line basis ranging from 1 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 1 to 8 years.

	Successor		Predecessor
(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Depreciation expense	$1,308	$426	$589	$907

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill for the year ended December 31, 2018, the period September 1 through December 31, 2017, and the period January 1 through August 31, 2017:

(In millions)
Balance as of December 31, 2016 (Predecessor)	$4,169
Currency Translation Adjustment	176
Other Goodwill Adjustments and Acquisitions	198
Balance as of August 31, 2017 (Predecessor)	$4,543

Balance at September 1, 2017 (Successor)	$45,105
Currency Translation Adjustment	(234)
Goodwill Recognized for H&N Acquisition	718
Balance as of December 31, 2017 (Successor)	$45,589
Currency Translation Adjustment	(806)
Measurement Period Adjustments - Merger	392
Measurement Period Adjustments - H&N Business	14
Goodwill Impairment Loss	(4,503)
Balance as of December 31, 2018 (Successor)	$40,686

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

During the third quarter of 2018, and in connection with strategic business reviews, the company assembled updated financial projections. The revised financial projections of the agriculture reporting unit assessed and quantified the impacts of developing market conditions, events and circumstances that have evolved throughout 2018, resulting in a reduction in the forecasts of sales and profitability as compared to prior forecasts. The reduction in financial projections was principally driven by lower growth in sales and margins in North America and Latin America and unfavorable currency impacts related to the Brazilian real.  The lower growth expectation is driven by reduced planted area, an expected unfavorable shift to soybeans from corn in Latin America, and delays in expected product registrations. In addition, decreases in commodity prices and higher than anticipated industry grain inventories are expected to impact farmers’ income and buying choices resulting in shifts to lower technologies and pricing pressure. The company considered the combination of these factors and the resulting reduction in its forecasted projections for the agriculture reporting unit and determined it was more likely than not that the fair value of the agriculture reporting unit was less than the carrying value, thus requiring the performance of an updated goodwill and intangible asset impairment analysis for the agriculture reporting unit as of September 30, 2018.

The company performed an interim impairment analysis for the agriculture reporting unit using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs. The company’s significant estimates in this analysis include, but are not limited to, future cash flow projections, Merger-related cost and growth synergies, the weighted average cost of capital, the terminal growth rate, and the tax rate. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. The key assumption driving the change in fair value was the lower financial projections discussed above. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the company’s estimates. If the company’s ongoing estimates of future cash flows are not met, the company may have to record additional impairment charges in future periods. The company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategy. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Based on the analysis performed, the company determined that the carrying amount of the agriculture reporting unit exceeded its fair value resulting in a pre-tax, non-cash goodwill impairment charge of $4,503 million, reflected in goodwill impairment charge in the company’s Consolidated Statement of Operations for the year ended December 31, 2018. None of the charge was tax-deductible.

In reviewing the indefinite-lived intangible assets, the company also determined that the fair value of certain IPR&D assets had declined as a result of delays in timing of commercialization and increases to expected R&D costs. The company performed an analysis of the fair value using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. As a result, the company recorded a pre-tax, non-cash intangible asset impairment charge of $85 million ($66 million after tax), which is reflected in restructuring and asset related charges - net, in the company's Consolidated Statement of Operations for the year ended December 31, 2018.

In the fourth quarter of 2018, the company performed quantitative testing on all of its reporting units and determined that no further impairments exist. Due to the carrying value and fair value of the reporting units being equal at the date of the Merger resulting in little, if any, margin of fair value in excess of carrying value, the company believes all reporting units are at risk to have impairment charges in future periods.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

(In millions)	December 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer-related	$9,325	$(744)	$8,581	$9,502	$(186)	$9,316
Developed technology	4,506	(628)	3,878	4,364	(144)	4,220
Trademarks/trade names	1,084	(114)	970	1,117	(26)	1,091
Favorable supply contracts	475	(111)	364	495	(17)	478
Microbial cell factories	386	(22)	364	397	(6)	391
Other[1]	377	(32)	345	459	(10)	449
Total other intangible assets with finite lives	16,153	(1,651)	14,502	16,334	(389)	15,945

Intangible assets not subject to amortization (Indefinite-lived):
IPR&D2	545	—	545	660	—	660
Germplasm[3]	6,265	—	6,265	6,265	—	6,265
Trademarks / trade names	4,741	—	4,741	4,856	—	4,856
Total other intangible assets	11,551	—	11,551	11,781	—	11,781
Total	$27,704	$(1,651)	$26,053	$28,115	$(389)	$27,726

1.	Primarily consists of sales and farmer networks, marketing and manufacturing alliances and noncompetition agreements.

2.	Refer to discussion of impairment analysis above.

3.
Germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life.

In connection with the Merger, the company recorded $27,071 million of intangible assets, as shown in the table below, representing the fair values at the Merger date. See Note 3 for additional information regarding the Merger.

Intangible Assets	Gross Carrying Amount	Weighted-average Amortization Period (years)
(Amounts in millions)
Intangible assets with finite lives:
Customer-related	$9,215	17
Developed technology	4,239	12
Trademarks/trade names	1,045	16
Microbial cell factories	400	23
Other	461	17
Total other intangible assets with finite lives	$15,360
Intangible assets with indefinite lives:
IPR&D	$660
Germplasm	6,263
Trademarks/trade names	4,788
Total intangible assets	$27,071

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $1,281 million for the year ended December 31, 2018, $389 million for the period September 1 through December 31, 2017, $139 million for the period January 1 through August 31, 2017, and $319 million for the year ended December 31, 2016, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Total estimated amortization expense for the next five fiscal years is as follows:

(In millions)
2019	$1,228
2020	$1,211
2021	$1,199
2022	$1,182
2023	$1,078

NOTE 15 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

The following tables summarize the company's short-term borrowings and capital lease obligations and long-term debt:

Short-term borrowings and capital lease obligations
(In millions)	December 31, 2018	December 31, 2017
Commercial paper	$1,847	$1,436
Other loans - various currencies	16	28
Long-term debt payable within one year	268	1,314
Capital lease obligations payable within one year	29	1
Total short-term borrowings and capital lease obligations	$2,160	$2,779

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, was determined using Level 2 inputs within the fair value hierarchy, as described in Note 1 and Note 21. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings and capital lease obligations was $2,160 million and $2,780 million at December 31, 2018 and 2017, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2018 and 2017 was 3.0 percent and 1.8 percent, respectively. The increase in the interest rate for 2018 was primarily due to higher borrowing rates on commercial paper.

Long-Term Debt
	December 31, 2018		December 31, 2017
(In millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures[1]:
Final maturity 2018	$—	—%	$1,280	1.59%
Final maturity 2019	263	2.23%	521	2.23%
Final maturity 2020	2,496	2.14%	3,070	1.79%
Final maturity 2021	475	2.08%	1,580	2.07%
Final maturity 2023	386	2.48%	1,269	2.48%
Final maturity 2024 and thereafter	249	3.69%	2,223	3.80%
Other facilities:
Term loan due 2020[2]	2,000	3.46%	1,500	2.35%
Other loans	15	4.32%	18	4.32%
Foreign currency loans, various rates and maturities	—	—%	30	2.85%
Medium-term notes, varying maturities through 2043	110	2.37%	110	1.22%
Capital lease obligations	88		4
Less: Unamortized debt discount and issuance costs	2		—
Less: Long-term debt due within one year	268		1,314
Total	$5,812		$10,291

1.	See discussion of debt extinguishment that follows.

2.	The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020.

Principal payments of long-term debt for the next five years are as follows:

Maturities of Long-Term Debt For Next Five Years[1]
(In millions)
2019	$295
2020	$4,504
2021	$484
2022	$17
2023	$392

1.	Excludes unamortized debt step-up premium.

The estimated fair value of the company's long-term borrowings, was determined using Level 2 inputs within the fair value hierarchy, as described in Note 1 and Note 21. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings, not including long-term debt due within one year, was $5,800 million and $10,250 million at December 31, 2018 and 2017, respectively.

Available Committed Credit Facilities
The following table summarizes the company's credit facilities:

Committed and Available Credit Facilities at December 31, 2018
(In millions)	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility	March 2018	$3,000	$2,956	June 2020	Floating Rate
Term Loan Facility	March 2018	4,500	2,500	June 2020	Floating Rate
Total Committed and Available Credit Facilities		$7,500	$5,456

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Debt Offering
In May 2017, the company completed an underwritten public offering of $1,250 million of the company's 2.20 percent Notes due 2020 and $750 million of the company's Floating Rate Notes due 2020 (the "May 2017 Debt Offering"). The proceeds of this offering were used to make a discretionary pension contribution to the company's principal U.S. pension plan. See Note 18 for further discussion regarding this contribution.

Term Loan Facility
In March 2016, the company entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4,500 million (the "Term Loan Facility") under which Historical DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for the company's general corporate purposes including debt repayment, working capital and funding a portion of DowDuPont's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At December 31, 2018, the company had made four term loan borrowings in an aggregate principal amount of $2,000 million and had unused commitments of $2,500 million under the Term Loan Facility.

In 2018, the company also amended its $3,000 million revolving credit facility to extend the maturity date to June 2020.

Debt Extinguishment
On November 13, 2018, Historical DuPont launched a tender offer (the “Tender Offer”) to purchase $6.2 billion aggregate principal amount of its outstanding debt securities (the “Tender Notes”). The Tender Offer expired on December 11, 2018 (the “Expiration Date”). At the Expiration Date, $4,409 million aggregate principal amount of the Tender Notes had been validly tendered and was accepted for payment. In exchange for such validly tendered Tender Notes, Historical DuPont paid a total of $4,849 million, which included breakage fees and all applicable accrued and unpaid interest on such Tender Notes. DowDuPont contributed cash (generated from its notes offering) to Historical DuPont to fund the settlement of the Tender Offer and payment of associated fees. Historical DuPont recorded a loss from early extinguishment of debt of $81 million, primarily related to the difference between the redemption price and the par value of the notes, mostly offset by the write-off of unamortized step-up related to the fair value step-up of Historical DuPont’s debt.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $663 million at December 31, 2018. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were $172 million at December 31, 2018. These letters of credit support commitments made in the ordinary course of business.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Indemnifications
In connection with acquisitions and divestitures as of December 31, 2018, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At December 31, 2018 and December 31, 2017, the company had directly guaranteed $259 million and $297 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 17 percent of the $90 million of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at December 31, 2018.

The following tables provide a summary of the final expiration and maximum future payments for each type of guarantee:

Guarantees at December 31, 2018	Final Expiration	Maximum Future Payments
(In millions)
Obligations for customers[1]:
Bank borrowings	2022	$90
Obligations for non-consolidated affiliates[2]:
Bank borrowings	2019	165
Residual value guarantees[3]	2025	4
Total guarantees		$259

1.
Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices.  Of the total maximum future payments, $89 million had terms less than a year.

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

Future minimum lease payments under non-cancelable operating leases are $242 million, $128 million, $90 million, $66 million and $44 million for the years 2019, 2020, 2021, 2022 and 2023, respectively, and $85 million for subsequent years and are not reduced by non-cancelable minimum sublease rentals due in the future in the amount of $2 million. Net rental expense under operating leases was $271 million, $105 million, $179 million and $242 million for the year ended December 31, 2018, for periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016, respectively.

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

PFOA Liabilities
Historical DuPont is a party to legal proceedings relating to the use of PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) by its former Performance Chemicals segment, which separated from DuPont in July 2015 through the spin-off of all the issued and outstanding stock of Chemours. While it is reasonably possible that the company could incur liabilities related to PFOA, any such liabilities are not expected to be material. As discussed in Note 4 and below, the company is indemnified by Chemours under the Chemours Separation Agreement, as amended. The company has recorded a liability of $20 million and an indemnification asset of $20 million at December 31, 2018, primarily related to testing drinking water in and around certain historic company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Leach Settlement and MDL Settlement
Historical DuPont has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. DuPont, which alleged that PFOA from Historical DuPont’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires Historical DuPont to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. As of December 31, 2018, approximately $2 million had been contributed to the account since its establishment in 2012 and $1 million disbursed.

The Leach settlement permits class members to pursue personal injury claims for six health conditions (and no others) that an expert panel appointed under the settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. After the expert panel reported its findings, approximately 3,550 personal injury lawsuits were filed in federal and state courts in Ohio and West Virginia and consolidated in multi-district litigation in the U.S. District Court for the Southern District of Ohio (“MDL”). The MDL was settled in early 2017 for $670.7 million in cash, with Chemours and Historical DuPont (without indemnification from Chemours) each paying half.

Post-MDL Settlement PFOA Personal Injury Claims
The MDL settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At December 31, 2018, approximately 43 lawsuits were pending alleging personal injury, including kidney and testicular cancer, thyroid disease and ulcerative colitis, from exposure to PFOA through air or water, only 3 of which are not part of the MDL or were not otherwise filed on behalf of Leach class members.

Other PFOA Actions
Historical DuPont is a party to other PFOA lawsuits that do not involve claims for personal injury. Chemours, pursuant to the Chemours Separation Agreement, is defending all of these lawsuits.

New York. Historical DuPont is a defendant in about 25 lawsuits, including a putative class action, brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring and property damage based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls and allege that Historical DuPont and 3M supplied some of the materials used at these facilities. Historical DuPont is also one of more than ten defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and perfluorooctanesulfonic acid ("PFOS") contamination of the town’s well water.

New Jersey. Historical DuPont is a defendant in two lawsuits alleging that PFOA from Historical DuPont’s former Chambers Works facility contaminated drinking water sources. One lawsuit is by a local water utility and the other is a putative class action on behalf of persons who live within two to three miles of the Chambers Works facility.

Alabama. Historical DuPont is one of more than thirty defendants in one lawsuit by a local water utility alleging contamination from perfluorinated chemicals and compounds (“PFCs”), including PFOA, used by co-defendant carpet manufacturers to make their products more stain and grease resistant.

Ohio. Historical DuPont is a defendant in two lawsuits, one brought by the State of Ohio based on alleged damage to natural resources, and the other a putative nationwide class action brought on behalf of anyone who has detectable levels of perfluorinated chemicals, including PFOA, in their blood.

Chemours Separation Agreement Amendment
As discussed in Note 4, concurrent with the MDL Settlement, Historical DuPont and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for a five-year period that began on July 6, 2017. During that five-year period, Chemours will annually pay the first $25 million of future PFOA liabilities and, if that amount is exceeded, Historical DuPont will pay any excess amount up to the next $25 million, with Chemours annually bearing any excess liabilities above that amount. At the end of the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged. As part of this amendment, Chemours also agreed that it would not contest its liability for PFOA liabilities on the basis of certain ostensible defenses it had previously raised, including defenses relating to punitive damages, and would waive any such defenses with respect to PFOA liabilities.  Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Chemours Separation Agreement.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

There have been no charges incurred by Historical DuPont under this arrangement through December 31, 2018.

Fayetteville Works Facility, North Carolina
Prior to the separation of Chemours, the company introduced GenX as a polymerization processing aid and a replacement for PFOA at the Fayetteville Works facility in Bladen County, North Carolina. The facility is now owned and operated by Chemours, which continues to manufacture and use GenX. In 2017, the facility became and continues to be the subject of inquiries and government investigations relating to the alleged discharge of GenX and certain similar compounds into the air and Cape Fear River.

In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served the company with a grand jury subpoena for testimony and documents related to these discharges. Historical DuPont was served with additional subpoenas relating to the same issue and in the second quarter 2018, received a subpoena expanding the scope to any PFCs discharged from the Fayetteville Works facility into the Cape Fear River. It is possible that these ongoing inquiries and investigations, including the grand jury subpoena, could result in penalties or sanctions, or that additional litigation will be instituted against Chemours, the company, or both.

At December 31, 2018, several actions are pending in federal court against Chemours and the company. One of these actions is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In addition, an action is pending in North Carolina state court on behalf of about 100 plaintiffs who own wells and property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site.

While it is reasonably possible that the company could incur liabilities related to the actions described above, any such liabilities are not expected to be material.

The company has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At December 31, 2018, Chemours, with reservations, is defending and indemnifying the company in the pending civil actions.

Environmental
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2018, the company had accrued obligations of $381 million for probable environmental remediation and restoration costs, including $54 million for the remediation of Superfund sites. These obligations are included in accrued and other current liabilities and other noncurrent obligations in the Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $750 million above the amount accrued at December 31, 2018. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2017, the company had accrued obligations of $433 million for probable environmental remediation and restoration costs, including $67 million for the remediation of Superfund sites.

Pursuant to the Chemours Separation Agreement, the company is indemnified by Chemours for certain environmental matters that have an estimated liability of $193 million as of December 31, 2018, which is included in the company’s liability of $381 million, and a potential exposure that ranges up to approximately $310 million above the amount accrued. As such, the company has recorded an indemnification asset of $193 million corresponding to the company’s accrual balance related to these matters at December 31, 2018, including $35 million related to the Superfund sites.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 17 - STOCKHOLDERS' EQUITY

Share Repurchase Program
2015 Share Buyback Plan
In the first quarter 2015, Historical DuPont announced its intention to buy back shares of about $4,000 million using the distribution proceeds received from Chemours. During the second half of 2016, the company purchased and retired 13.2 million shares in the open market for a total cost of $916 million.  As of December 31, 2016, in aggregate, the company paid $2,916 million and received and retired 48.2 million shares. The authorization under this buyback program expired as of January 1, 2017.

Treasury Stock
Immediately prior to the closing of the Merger Transaction, all 87 million shares of Historical DuPont common stock that were held in treasury were automatically canceled and retired for no consideration. Common stock held in treasury was recorded at cost. When retired, the excess of the cost of treasury stock over its par value was allocated between retained earnings ($5,657 million) and additional paid-in capital ($1,044 million).

Set forth below is a reconciliation of common stock share activity for the year ended December 31, 2018, the period September 1, 2017 through December 31, 2017, the period January 1 through August 31, 2017 and the year ended December 31, 2016.

Shares of common stock	Issued	Held In Treasury
Balance January 1, 2016 (Predecessor)	958,388,000	(87,041,000)
Issued	4,808,000	—
Repurchased	—	(13,152,000)
Retired	(13,152,000)	13,152,000
Balance December 31, 2016 (Predecessor)	950,044,000	(87,041,000)
Issued	5,335,000	—
Retired	(87,041,000)	87,041,000
Balance August 31, 2017 (Predecessor)	868,338,000	—

Balance September 1, 2017, December 31, 2017 and December 31, 2018 (Successor)[1]	100	—

1.	All of the company's issued and outstanding common stock is held by the DowDuPont Inc. at September 1, 2017 and December 31, 2018.

Noncontrolling Interest
During the year ended December 31, 2018, DowDuPont recorded measurement period adjustments reflect facts and circumstances in existence as of the Merger Effectiveness Time, which included an increase of $61 million in noncontrolling interests. See Note 3 for further information regarding The Merger and final purchase price allocations.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Other Comprehensive (Loss) Income
The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

(In millions)	Cumulative Translation Adjustment[1]	Derivative Instruments	Pension Benefit Plans[2]	Other Benefit Plans	Unrealized Gain (Loss) on Investments	Total
2016
Balance January 1, 2016 (Predecessor)	$(2,333)	$(24)	$(7,043)	$22	$(18)	$(9,396)
Other comprehensive (loss) income before reclassifications	(510)	20	(271)	(81)	(8)	(850)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	594	(298)	28	335
Net other comprehensive (loss) income	(510)	31	323	(379)	20	(515)
Balance December 31, 2016 (Predecessor)	$(2,843)	$7	$(6,720)	$(357)	$2	$(9,911)
2017
Other comprehensive income (loss) before reclassifications	1,042	3	(78)	—	1	968
Amounts reclassified from accumulated other comprehensive income (loss)	—	(13)	325	10	(1)	321
Net other comprehensive income (loss)	1,042	(10)	247	10	—	1,289
Balance August 31, 2017 (Predecessor)	$(1,801)	$(3)	$(6,473)	$(347)	$2	$(8,622)

Balance September 1, 2017 (Successor)[3]	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(454)	(2)	128	(53)	—	(381)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—	—
Net other comprehensive (loss) income	(454)	(2)	128	(53)	—	(381)
Balance December 31, 2017 (Successor)	$(454)	$(2)	$128	$(53)	$—	$(381)
2018
Other comprehensive income (loss) before reclassifications	(1,512)	(19)	(723)	132	—	(2,122)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	5	—	—	—
Net other comprehensive (loss) income	(1,512)	(24)	(718)	132	—	(2,122)
Balance December 31, 2018 (Successor)	$(1,966)	$(26)	$(590)	$79	$—	$(2,503)

1.
The cumulative translation adjustment losses for the year ended December 31, 2018, and for the period September 1 through December 31, 2017, are primarily driven by the strengthening of the USD against the European Euro ("EUR") and the Brazilian real ("BRL"). The cumulative translation adjustment gain for the period January 1 through August 31, 2017 is primarily driven by the weakening of the USD against the EUR. The currency translation loss for the year ended December 31, 2016 is primarily driven by the strengthening of the USD against the EUR partially offset by the weakening of the USD against the BRL.

2.
The Pension Benefit Plans loss recognized in other comprehensive (loss) income during the year ended December 31, 2016 includes the impact of the remeasurement of the principal U.S. pension plan as of June 30, 2016. See Note 18 for additional information.

3.
In connection with the Merger, previously unrecognized prior service benefits and net losses related to Historical DuPont's pension and other post employment benefit ("OPEB") plans were eliminated as a result of reflecting the balance sheet at fair value as of the date of the Merger. See Note 3 and 18 for further information regarding the Merger and pension and OPEB plans, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The tax (expense) benefit on the net activity related to each component of other comprehensive income (loss) were as follows:

	Successor		Predecessor
(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Derivative instruments	$6	$1	$6	$(19)
Pension benefit plans - net	201	(37)	(145)	(163)
Other benefit plans - net	(40)	15	(5)	194
Benefit from (provision for) income taxes related to other comprehensive income (loss) items	$167	$(21)	$(144)	$12

A summary of the reclassifications out of accumulated other comprehensive loss is provided as follows:

	Successor		Predecessor		Income Classification
(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Derivative Instruments:	$(6)	$—	$(21)	$18	(1)
Tax expense (benefit)	1	—	8	(7)	(2)
After-tax	$(5)	$—	$(13)	$11
Amortization of pension benefit plans:
Prior service benefit	—	—	(3)	(6)	(3),(4)
Actuarial losses	—	—	506	822	(3),(4)
Curtailment loss	7	—	—	40	(3),(4)
Settlement loss	(2)	—	—	62	(3),(4)
Total before tax	$5	$—	$503	$918
Tax expense (benefit)	—	—	(178)	(324)	(2)
After-tax	$5	$—	$325	$594
Amortization of other benefit plans:
Prior service benefit	—	—	(46)	(134)	(3),(4)
Actuarial losses	—	—	61	78	(3),(4)
Curtailment gain	—	—	—	(392)	(3),(4)
Total before tax	$—	$—	$15	$(448)
Tax (benefit) expense	—	—	(5)	150	(2)
After-tax	$—	$—	$10	$(298)
Net realized (losses) gains on investments, before tax:	—	—	(1)	28	(4)
Tax expense	—	—	—	—	(2)
After-tax	$—	$—	$(1)	$28
Total reclassifications for the period, after-tax	$—	$—	$321	$335

1.	Cost of goods sold.

2.	Provision for (benefit from) income taxes from continuing operations.

3.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the company's pension and other benefit plans. See Note 18 for additional information.

4.	Sundry income (expense) - net.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The tax benefit recorded in Stockholders' Equity was $33 million for the year ended December 31, 2016. Included in the amount was a tax benefit of $21 million for the year ended December 31, 2016 associated with stock compensation programs. The remainder consists of amounts recorded within other comprehensive loss as shown in the table above.

NOTE 18 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

The company offers various long-term benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

As a result of the Merger, the company re-measured its pension and OPEB plans. The remeasurement of the company’s pension and OPEB plans is included in the fair value measurement of Historical DuPont’s assets and liabilities as a result of the application of purchase accounting in connection with the Merger. In addition, net losses and prior service benefits recognized in accumulated other comprehensive loss were eliminated. Historical Dow and Historical DuPont did not merge their pension plans and OPEB plans as a result of the Merger. See Note 3 for details on the Merger.

Defined Benefit Pension Plans
The company has both funded and unfunded noncontributory defined benefit pension plans covering a majority of the U.S. employees and a number of other countries. The principal U.S. pension plan is the largest pension plan held by Historical DuPont. Most employees hired on or after January 1, 2007 are not eligible to participate in the U.S. defined benefit pension plans. The benefits under these plans are based primarily on years of service and employees' pay near retirement. In November 2016, the company announced that it will freeze the pay and service amounts used to calculate pension benefits for active employees who participate in the U.S. pension plans on November 30, 2018. Therefore, as of November 30, 2018, employees participating in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation received. These changes resulted in a $527 million decline in the projected benefit obligation, which is reflected in actuarial loss (gain) in the change in projected benefit obligations and recognition of a $25 million pre-tax curtailment gain during the fourth quarter of 2016. The decline in the projected benefit obligation is primarily due to the decrease in expected future compensation.

The company's funding policy is consistent with the funding requirements of federal laws and regulations. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded. The company made a discretionary contribution of $1,100 million in the third quarter of 2018 to its principal U.S. pension plan. During the period January 1 through August 31, 2017, the company made total contributions of $2,900 million to its principal U.S. pension plan funded through the May 2017 Debt Offering; short-term borrowings, including commercial paper issuance; and cash flow from operations. See Note 15 for further discussion related to the May 2017 Debt Offering. The company contributed $230 million to the principal U.S. pension plan in 2016. The company does not expect to make cash contributions to this plan in 2019.

The company made total contributions of $103 million, $34 million, $67 million and $121 million to its funded pension plans other than the principal U.S. pension plan for the year ended December 31, 2018, for periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016, respectively. Additionally, the company made total contributions of $105 million, $34 million, $57 million and $184 million to its remaining plans with no plan assets for the year ended December 31, 2018, for periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016, respectively. Historical DuPont expects to contribute approximately $190 million to its funded pension plans other than the principal U.S. pension plan and its remaining plans with no plan assets in 2019.

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

The weighted-average assumptions used to determine pension plan obligations for all pension plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2018	December 31, 2017
Discount rate	3.94%	3.37%
Rate of increase in future compensation levels [1]	2.90%	4.04%

1.
The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant's entire career at the company. The December 31, 2018 rate is only applicable for non-U.S. pension plans since employees who participate in the U.S. pension plans no longer accrue additional benefits for future service and eligible compensation as of November 30, 2018.

The weighted-average assumptions used to determine net periodic benefit costs for all pension plans are summarized in the two tables below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	Successor		Predecessor
	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Discount rate	3.38%	3.42%	3.80%	3.77%
Rate of increase in future compensation levels	4.04%	3.80%	3.80%	3.96%
Expected long-term rate of return on plan assets	6.19%	6.24%	7.66%	7.74%

The weighted-average assumptions used to determine net periodic benefit costs for U.S. plans are summarized in the table below:

Weighted- Average Assumptions used to Determine Net Periodic Benefit Cost	Successor		Predecessor
	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Discount rate	3.65%	3.73%	4.16%	4.04%
Rate of increase in future compensation levels	4.25%	3.95%	3.95%	4.15%
Expected long-term rate of return on plan assets	6.25%	6.25%	8.00%	8.00%

Other Post Employment Benefits
The company provides medical, dental and life insurance benefits to certain pensioners and survivors. The associated plans for retiree benefits are unfunded and the cost of the approved claims is paid from company funds. Essentially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. benefit plans. The non-Medicare eligible retiree medical plan is contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target for sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to Historical DuPont's portion of the retiree medical cost coverage. For Medicare eligible pensioners and survivors, Historical DuPont provides a company-funded Health Reimbursement Arrangement ("HRA"). In November 2016, the company announced that eligible employees who will be under the age of 50 as of November 30, 2018 will not receive post-retirement medical, dental and life insurance benefits. As a result of these changes, the company recognized a pre-tax curtailment gain of $357 million during the fourth quarter of 2016. Beginning January 1, 2015, eligible employees who retire on and after that date will receive the same life insurance benefit payment, regardless of employee's age or pay. The majority of U.S. employees hired on or after January 1, 2007 are not eligible to participate in the post-retirement medical, dental and life insurance plans.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The company also provides disability benefits to employees. Employee disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured. Obligations and expenses for self-insured plans are reflected in the change in projected benefit obligations table on page F-64.

The company’s remeasurement of its OPEB plans at the Merger Effectiveness Time resulted in an increase in the benefit obligation of $41 million. In connection with the remeasurement, the company lowered the weighted average discount rate to 3.62 percent as of August 31, 2017 from 4.03 percent as of December 31, 2016.

As a result of the workforce reductions related to a 2016 global cost savings and restructuring plan, a curtailment was triggered for the company's OPEB plans. The company recorded curtailment gains of $35 million during the year ended December 31, 2016. The curtailment gains were driven by accelerated recognition of a portion of the prior service benefit partially offset by the change in the benefit obligation based on the demographics of the terminated positions.

The company's OPEB plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $216 million, $59 million, $166 million, and $218 million for the year ended December 31, 2018, for periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016, respectively. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles. In 2019, the company expects to contribute approximately $240 million for its OPEB plans.

The weighted-average assumptions used to determine benefit obligations for OPEB plans are summarized in the table below:

Weighted-Average Assumptions used to Determine Benefit Obligations	December 31, 2018	December 31, 2017
Discount rate	4.23%	3.56%

The weighted-average assumptions used to determine net periodic benefit costs for the OPEB plans are summarized in the two tables below:

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost	Successor		Predecessor
	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Discount rate	3.56%	3.62%	4.03%	3.87%

Assumed Health Care Cost Trend Rates	December 31, 2018	December 31, 2017
Health care cost trend rate assumed for next year	7.50%	6.40%
Rate to which the cost trend rate is assumed to decline (the ultimate health care trend rate)	5.00%	5.00%
Year that the rate reached the ultimate health care cost trend rate	2028	2023

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Historical DuPont calculates service costs and interest costs by applying individual spot rates from a yield curve (based on high-quality corporate bond yields) to the separate expected cash flows components of service cost and interest cost. Service cost and interest cost for all other plans are determined on the basis of the single equivalent discount rates derived in determining those plan obligations.

The discount rates utilized to measure the pension and other post employment obligations are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows are individually discounted at the spot rates under the Aon AA_Above Median yield curve (based on high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. For non-U.S. benefit plans, historically the company utilized prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date. For the 2018 measurement date, the company adopted Aon AA corporate bond rates to determine the discount rate, applicable to each country, at the 2018 measurement date.

In October 2014, the U.S. Society of Actuaries ("SOA") released final reports of new mortality tables and a mortality improvement scale for measurement of retirement program obligations in the U.S. The SOA publishes updated mortality improvement scales on an annual basis. The company adopts the most recent available mortality improvement scale from the SOA in measuring its U.S. pension and other postretirement benefit obligations. The effect of these adoptions is amortized into net periodic benefit cost for the years following the adoption.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Summarized information on the company's pension and other post employment benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status
	Defined Benefit Pension Plans			Other Post Employment Benefits
	Successor		Predecessor	Successor		Predecessor
(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017 [1]	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017 [1]	For the Period January 1 through August 31, 2017
Change in benefit obligations:
Benefit obligation at beginning of the period	$25,550	$26,036	$24,831	$2,810	$2,772	$2,829
Service cost	131	49	92	9	3	6
Interest cost	752	247	524	85	26	60
Plan participants' contributions	10	6	8	38	12	26
Actuarial (gain) loss	(1,078)	(23)	—	(172)	68	—
Benefits paid[2]	(1,747)	(730)	(1,118)	(254)	(71)	(192)
Plan amendments	17	—	—	—	—	—
Net effects of acquisitions / divestitures / other	(12)	22	—	—	—	—
Effect of foreign exchange rates	(209)	(57)	429	(2)	—	2
Benefit obligations at end of the period	$23,414	$25,550	$24,766	$2,514	$2,810	$2,731

Change in plan assets:
Fair value of plan assets at beginning of the period	$20,284	$20,395	$16,656	$—	$—	$—
Actual return on plan assets	(782)	549	846	—	—	—
Employer contributions	1,308	68	3,024	216	59	166
Plan participants' contributions	10	6	8	38	12	26
Benefits paid[2]	(1,747)	(730)	(1,118)	(254)	(71)	(192)
Net effects of acquisitions / divestitures / other	(7)	29	—	—	—	—
Effect of foreign exchange rates	(148)	(33)	269	—	—	—
Fair value of plan assets at end of the period	$18,918	$20,284	$19,685	$—	$—	$—
Funded status
U.S. plan with plan assets	$(2,890)	$(3,628)	$(3,277)	$—	$—	$—
Non-U.S. plans with plan assets	(488)	(447)	(609)	—	—	—
All other plans [3,4]	(1,118)	(1,191)	(1,187)	(2,514)	(2,810)	(2,731)
Plans of discontinued operations	—	—	(8)	—	—	—
Funded status at end of the period	$(4,496)	$(5,266)	$(5,081)	$(2,514)	$(2,810)	$(2,731)

1.	The benefit obligation and the fair value of plan assets at the beginning of the period September 1 through December 31, 2017, reflects the remeasurement of the plans at the Merger Effectiveness Time.

2.
In the fourth quarter of 2017, about $140 million of lump-sum payments were made from the principal U.S. pension plan trust fund to a group of separated, vested plan participants who were extended a limited-time opportunity and voluntarily elected to receive their pension benefits in a single lump-sum payment.

3.
As of December 31, 2018, and December 31, 2017, $349 million and $389 million respectively of the benefit obligations are supported by funding under the Trust agreement, defined in the "Trust Assets" section below.

4.	Includes pension plans maintained around the world where funding is not customary.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

	Defined Benefit Pension Plans		Other Post Employment Benefits
(In millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Amounts recognized in the Consolidated Balance Sheets:
Other Assets	$11	$47	$—	$—
Accrued and other current liabilities	(95)	(86)	(243)	(250)
Pension and other post employment benefits - noncurrent	(4,412)	(5,227)	(2,271)	(2,560)
Net amount recognized	$(4,496)	$(5,266)	$(2,514)	$(2,810)

Pretax amounts recognized in accumulated other comprehensive loss (income):
Net loss (gain)	$737	$(165)	$(104)	$68
Prior service cost	17	—	—	—
Pretax balance in accumulated other comprehensive loss (income) at end of year	$754	$(165)	$(104)	$68

The significant gain related to the change in benefit obligations for the period ended December 31, 2018 is mainly due to the increasing interest rate environment. The weighted-average discount rates used in developing the December 31, 2018 benefit obligations are higher than the rates used in valuing the December 31, 2017 benefit obligations. The 2017 actuarial loss in the predecessor period was eliminated at Merger Effective Date.

The accumulated benefit obligation for all pensions plans was $23.1 billion and $25.1 billion at December 31, 2018 and 2017, respectively.

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2018	December 31, 2017
(In millions)
Projected benefit obligations	$23,143	$25,254
Fair value of plan assets	18,636	19,941

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2018	December 31, 2017
(In millions)
Accumulated benefit obligations	$22,185	$24,315
Fair value of plan assets	17,901	19,335

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

	Defined Benefit Pension Plans				Other Post Employment Benefits
(In millions)	Successor		Predecessor		Successor		Predecessor
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive loss	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Net Periodic Benefit Cost:
Service cost	$131	$49	$92	$174	$9	$3	$6	$11
Interest cost	752	247	524	800	85	26	60	87
Expected return on plan assets	(1,202)	(407)	(824)	(1,320)	—	—	—	—
Amortization of unrecognized loss	7	—	506	822	—	—	61	78
Amortization of prior service benefit	—	—	(3)	(6)	—	—	(46)	(134)
Curtailment (gain) loss	(11)	—	—	40	—	—	—	(392)
Settlement loss	1	—	—	62	—	—	—	—
Net periodic (credit) benefit cost - Total	$(322)	$(111)	$295	$572	$94	$29	$81	$(350)
Less: Discontinued operations	—	1	3	—	—	—	—	—
Net periodic (credit) benefit cost - Continuing operations	$(322)	$(112)	$292	$572	$94	$29	$81	$(350)
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net loss (gain)	$906	$(165)	$(22)	$570	$(172)	$68	$—	$153
Amortization of unrecognized loss	(7)	—	(506)	(822)	—	—	(61)	(78)
Prior service cost (benefit)	17	—	—	—	—	—	—	(28)
Amortization of prior service benefit	—	—	3	6	—	—	46	134
Curtailment (loss) gain	—	—	—	(40)	—	—	—	392
Settlement gain (loss)	2	—	—	(62)	—	—	—	—
Effect of foreign exchange rates	1	—	133	(138)	—	—	—	—
Total loss (benefit) recognized in other comprehensive loss, attributable to Historical DuPont	$919	$(165)	$(392)	$(486)	$(172)	$68	$(15)	$573
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$597	$(276)	$(97)	$86	$(78)	$97	$66	$223

In accordance with adopted ASU No. 2017-07, service costs are included in cost of goods sold, research and development expense and selling, general and administrative expenses in the Consolidated Statements of Operations. Non-service related components of net periodic benefit (credit) cost are included in sundry income (expense) - net in the Consolidated Statements of Operations. See Notes 1, 2 and 8 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2018	Defined Benefit Pension Plans	Other Post Employment Benefits
(In millions)
2019	$1,648	$240
2020	1,613	235
2021	1,597	226
2022	1,574	219
2023	1,556	210
Years 2024-2028	7,437	861
Total	$15,425	$1,991

Plan Assets
All pension plan assets in the U.S. are invested through a single master trust fund. The strategic asset allocation for this trust fund is approved by management. The general principles guiding U.S. pension asset investment policies are those embodied in the Employee Retirement Income Security Act of 1974 ("ERISA"). These principles include discharging Historical DuPont's investment responsibilities for the exclusive benefit of plan participants and in accordance with the "prudent expert" standard and other ERISA rules and regulations. Historical DuPont establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset liability studies are utilized in this process. U.S. plan assets and a portion of non-U.S. plan assets are managed by investment professionals employed by Historical DuPont. The remaining assets are managed by professional investment firms unrelated to the company. Historical DuPont's pension investment professionals have discretion to manage the assets within established asset allocation ranges approved by management of the company. Additionally, pension trust funds are permitted to enter into certain contractual arrangements generally described as "derivatives". Derivatives are primarily used to reduce specific market risks, hedge currency and adjust portfolio duration and asset allocation in a cost-effective manner.

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

The weighted-average target allocation for plan assets of the company's pension plans is summarized as follows:

Target Allocation for Plan Assets	December 31, 2018	December 31, 2017
Asset Category
U.S. equity securities	19%	17%
Non-U.S. equity securities	16	18
Fixed income securities	50	50
Hedge funds	2	2
Private market securities	8	8
Real estate	3	3
Cash and cash equivalents	2	2
Total	100%	100%

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

For pension plan assets classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance and quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates and implied volatilities obtained from various market sources.

For pension plan assets classified as Level 3 measurements, total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. Investment managers, fund managers, or investment contract issuers provide valuations of the investment on a monthly or quarterly basis. These valuations are reviewed for reasonableness based on applicable sector, benchmark and company performance. Adjustments to valuations are made where appropriate. Where available, audited financial statements are obtained and reviewed for the investments as support for the manager’s investment valuation.

The tables below present the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 1:

Basis of Fair Value Measurements
For the year ended December 31, 2018
(In millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,824	$1,824	$—	$—
U.S. equity securities [1]	3,537	3,521	2	14
Non-U.S. equity securities	2,582	2,565	15	2
Debt – government-issued	3,659	211	3,448	—
Debt – corporate-issued	3,037	253	2,770	14
Debt – asset-backed	721	39	682	—
Hedge funds	162	162	—	—
Private market securities	1	—	—	1
Real estate	336	243	—	93
Derivatives – asset position	10	1	9	—
Derivatives – liability position	(18)	—	(18)	—
Other	206	—	—	206
Subtotal	$16,057	$8,819	$6,908	$330
Investments measured at net asset value
Debt - government issued	208
Hedge funds	678
Private market securities	1,861
Real estate funds	112
Total investments measured at net asset value	$2,859
Other items to reconcile to fair value of plan assets
Pension trust receivables [2]	210
Pension trust payables [3]	(208)
Total	$18,918

1.	The Historical DuPont pension plans directly held $684 million (4 percent of total plan assets) of DowDuPont common stock at December 31, 2018.

2.	Primarily receivables for investments securities sold.

3.	Primarily payables for investment securities purchased

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Basis of Fair Value Measurements
For the year ended December 31, 2017
(In millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,057	$3,057	$—	$—
U.S. equity securities[1]	4,043	4,012	14	17
Non-U.S. equity securities	3,064	2,866	195	3
Debt – government-issued	3,263	497	2,766	—
Debt – corporate-issued	3,181	270	2,884	27
Debt – asset-backed	706	17	687	2
Hedge funds	85	—	83	2
Private market securities	14	—	—	14
Real estate	342	239	7	96
Derivatives – asset position	24	3	21	—
Derivatives – liability position	(16)	—	(16)	—
Other	2	—	2	—
Subtotal	$17,765	$10,961	$6,643	$161
Investments measured at net asset value
Hedge funds	747
Private market securities	1,383
Real estate funds	437
Total investments measured at net asset value	$2,567
Other items to reconcile to fair value of plan assets
Pension trust receivables[2]	127
Pension trust payables[3]	(175)
Total	$20,284

1.	The Historical DuPont pension plans directly held $910 million (4 percent of total plan assets) of DowDuPont common stock at December 31, 2017.

2.	Primarily receivables for investments securities sold.

3.	Primarily payables for investment securities purchased

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The following table summarizes the changes in fair value of Level 3 pension plan assets for the periods January 1 through August 31, 2017 and September 1 through December 31, 2017, and the year ended December 31, 2018:

Fair Value Measurement of Level 3 Pension Plan Assets	U.S. equity securities	Non-U.S. equity securities	Debt – corporate-issued	Debt- asset- backed	Hedge funds	Private market securities	Real estate	Other	Total
(In millions)
Predecessor
Balance at January 1, 2017	$18	$1	$39	$—	$—	$42	$98	$—	$198
Actual return on assets:
Relating to assets sold during the period January 1 through August 31, 2017	(1)	2	(20)	—	—	—	—	—	(19)
Relating to assets held at August 31, 2017	(7)	(2)	22	—	—	(5)	7	—	15
Purchases, sales and settlements, net	6	1	(1)	—	—	1	(7)	—	—
Transfers in (out) of Level 3, net	—	—	6	2	—	(21)	—	—	(13)
Balance at August 31, 2017	$16	$2	$46	$2	$—	$17	$98	$—	$181
Successor
Balance at September 1, 2017	$16	$2	$46	$2	$—	$17	$98	$—	$181
Actual return on assets:
Relating to assets sold during the period September 1 through December 31, 2017	—	—	(3)	—	—	—	—	—	(3)
Relating to assets held at December 31, 2017	1	(1)	5	—	—	(3)	4	—	6
Purchases, sales and settlements, net	—	2	(21)	—	2	—	(6)	—	(23)
Balance at December 31, 2017	$17	$3	$27	$2	$2	$14	$96	$—	$161
Actual return on assets:
Relating to assets sold during the year ended December 31, 2018	(1)	(4)	(80)	—	—	—	2	—	(83)
Relating to assets held at December 31, 2018	(4)	3	87	—	—	(3)	—	(11)	72
Purchases, sales and settlements, net	3	—	(15)	—	—	—	(3)	217	202
Transfers out of Level 3, net	(1)	—	(5)	(2)	(2)	(10)	(2)	—	(22)
Balance at December 31, 2018	$14	$2	$14	$—	$—	$1	$93	$206	$330

Trust Assets
Historical DuPont entered into a trust agreement in 2013 (as amended and restated in 2017) that established and requires Historical DuPont to fund the Trust for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. As a result, in November 2017, Historical DuPont contributed $571 million to the Trust. In the fourth quarter of 2017, $13 million was distributed to Historical DuPont according to the Trust agreement and at December 31, 2017, the balance in the Trust was $558 million. During the year ended December 31, 2018, $68 million was distributed to Historical DuPont according to the Trust agreement and at December 31, 2018, the balance in the Trust was $500 million.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Defined Contribution Plans
Historical DuPont provides defined contribution benefits to its employees. The most significant is the U.S. Retirement Savings Plan ("the Plan"), which covers all U.S. full-service employees. This Plan includes a non-leveraged Employee Stock Ownership Plan ("ESOP"). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of Historical DuPont may participate. Currently, Historical DuPont contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution.

Historical DuPont's contributions to the Plan were $183 million, $53 million, $129 million and $187 million for the year ended December 31, 2018, for periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016, respectively. Historical DuPont's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests after employees complete three years of service. In addition, Historical DuPont made contributions to other defined contribution plans of $51 million, $17 million, $33 million and $33 million for the year ended December 31, 2018, for periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016, respectively. Included in Historical DuPont's contributions are amounts related to discontinued operations of $1 million, $5 million and $6 million for periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016, respectively.

NOTE 19 - STOCK-BASED COMPENSATION

The company's Equity Incentive Plan ("EIP"), as amended and restated effective August 31, 2017, provides for equity-based and cash incentive awards to certain employees, directors, and consultants. All outstanding Historical DuPont equity awards as of the Merger date were converted into equity awards with respect to DowDuPont Common Stock. The previous Historical DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock and had a fair value of approximately $629 million at the Merger closing date, which included $485 million as consideration exchanged and $144 million (included $23 million of incremental expense as a result of the conversion) that is being amortized to stock compensation expense over the remaining vesting period of the awards. The fair values of the converted awards were based on valuation assumptions developed by management and other information including, but not limited to, historical volatility and dividend yield of Historical DuPont and Historical Dow. Historical DuPont and Historical Dow did not merge their equity and incentive plans as a result of the Merger.

Under the amended EIP, the maximum number of shares reserved for the grant or settlement of awards is 110 million shares, provided that each share in excess of 30 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 110 million share limit as four and one-half shares. At December 31, 2018, approximately 30 million shares were authorized for future grants under the EIP. The company satisfies stock option exercises and vesting of time-vested restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") with newly issued shares of DowDuPont Common Stock.

The total stock-based compensation cost included in continuing operations within the Consolidated Statement of Operations was $156 million, $33 million, $85 million and $118 million for the year ended December 31, 2018, for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016, respectively. The income tax benefits related to stock-based compensation arrangements were $33 million, $12 million, $49 million and $39 million for the year ended December 31, 2018, for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016, respectively.

The compensation committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually. The company estimates expected forfeitures.

Stock Options
The exercise price of shares subject to option is equal to the market price of DowDuPont's stock on the date of grant. All options vest serially over a three-year period. Stock option awards granted between 2010 and 2015 expire seven years after the grant date and options granted between 2016 and 2018 expire ten years after the grant date. The plan allows retirement-eligible employees to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

The weighted-average grant-date fair value of options granted for the year ended December 31, 2018, the periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016 was $15.46, $28.56, $16.65, and $13.40, respectively.

To measure the fair value of the awards on the date of grant, the company used the Black-Scholes option pricing model and the following assumptions:

Weighted-Average Assumptions	Successor		Predecessor
	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Dividend yield	2.1%	2.2%	2.0%	2.6%
Expected volatility	23.3%	23.59%	23.21%	28.27%
Risk-free interest rate	2.8%	2.1%	2.3%	1.8%
Expected life of stock options granted during period (years)	6.2	7.2	7.2	7.2

In the Successor periods, the company determined the dividend yield by dividing the annualized dividend on DowDuPont's Common Stock by the option exercise price. In the Predecessor periods, the company determined the dividend yield by dividing the annual dividend on Historical DuPont's stock by the option exercise price. A historical daily measurement of volatility is determined based on the expected life of the option granted. In the Successor periods, the measurement of volatility used DowDuPont stock information after the Merger date, and a weighted average of Historical Dow and Historical DuPont stock information prior to Merger date. In the Predecessor periods, the measurement of volatility used Historical DuPont stock information.

The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by reference to the company's historical experience.

The following table summarizes stock option activity for the year ended December 31, 2018 under the EIP:

Stock Options	For the Year Ended December 31, 2018
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	15,889	$48.43
Granted	3,251	71.85
Exercised	(1,920)	44.49
Forfeited/Expired	(141)	56.63
Outstanding at December 31, 2018	17,079	$53.26	4.77	$909,699
Exercisable at December 31, 2018	12,103	$48.14	3.17	$582,700

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. Total intrinsic value of options exercised for the year ended December 31, 2018, for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016 were $50 million, $19 million, $108 million and $86 million, respectively. For the year ended December 31, 2018, the company realized tax benefits from options exercised of $10 million.

As of December 31, 2018, $32 million of total unrecognized pre-tax compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of 1.8 years.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Restricted Stock Units and Performance Deferred Stock
The company issues nonvested RSUs that serially vest over a three-year period and, upon vesting, convert one-for-one to DowDuPont Common Stock. A retirement-eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs are also granted periodically to key senior management employees. These RSUs generally vest over periods ranging from three to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date.

The company grants PSUs to senior leadership. As a result of the Merger, the EIP provisions required PSUs to be converted into RSUs based on the number of PSUs that would vest by assuming that target levels of performance are achieved. Service requirements for vesting in the RSUs replicate those inherent in the exchanged PSUs.

Vesting for PSUs granted in 2016 and for the period January 1, 2017 through August 31, 2017 was based upon total shareholder return ("TSR") relative to peer companies. Vesting for PSUs granted in 2015 was equally based upon change in operating net income relative to target and TSR relative to peer companies. Operating net income is net income attributable to Historical DuPont excluding income from discontinued operations after taxes, significant after tax benefits (charges), and non-operating pension and OPEB costs. Non-operating pension and OPEB costs includes all of the components of net periodic benefit cost from continuing operations with the exception of the service cost component. Performance and payouts are determined independently for each metric. The actual award, delivered as DowDuPont Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant-date fair value of PSUs granted for the period January 1 through August 31, 2017, subject to the TSR metric, was $91.56, and estimated using a Monte Carlo simulation. The weighted-average grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

In accordance with the Merger Agreement, PSUs converted to RSUs based on an assessment of the underlying market conditions in the PSUs at the greater of target or actual performance levels as of the closing date. As the actual performance levels were not in excess of target as of the closing date, all PSUs converted to RSUs based on target and there was no incremental benefit from the Merger Agreement when compared to Historical DuPont’s EIP.

In November 2017, DowDuPont granted PSUs to senior leadership that vest partially based on the realization of cost savings in connection with the DowDuPont Cost Synergy Program, as well as DowDuPont’s ability to complete the Intended Business Separations. Performance and payouts are determined independently for each metric. The actual award, delivered in DowDuPont Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant-date fair value of the PSUs granted in November 2017 of $71.16 was based upon the market price of the underlying common stock as of the grant date. There were no PSUs granted for the year ended December 31, 2018.

Nonvested awards of RSUs and PSUs are shown below.

	For the Year Ended December 31, 2018
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2018	4,198	$68.28
Granted	965	70.37
Vested	(1,904)	67.49
Forfeited	(112)	66.86
Nonvested at December 31, 2018	3,147	$68.18

The total fair value of stock units vested during for the year ended December 31, 2018, for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016 was $128 million, $9 million, $84 million and $83 million, respectively. The weighted-average grant-date fair value of stock units granted for the year ended December 31, 2018, for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016 was $70.37, $70.02, $76.41, and $59.50, respectively.

As of December 31, 2018, $71 million of total unrecognized pre-tax compensation expense related to RSUs and PSUs is expected to be recognized over a weighted average period of 1.45 years.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Other Cash-based Awards
Other cash-based awards resulted in compensation expense of $241 million, $83 million, $264 million and $295 million for the year ended December 31, 2018, for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017, and the year ended December 31, 2016, respectively, included in income from continuing operations within the Consolidated Statement of Operations.

NOTE 20 - FINANCIAL INSTRUMENTS

At December 31, 2018, the company had $3,551 million ($5,205 million at December 31, 2017) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $34 million ($952 million at December 31, 2017) of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than 1 year at the time of purchase. The company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in cash and cash equivalents, marketable securities, and other current assets in the consolidated balance sheets.

Available-for-sale securities are reported at estimated fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss. There were no sales of available-for-sale securities for the year ended December 31, 2018 or for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017. The proceeds from the sale of available-for-sale securities for the year ended December 31, 2016 were $788 million.

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

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts	December 31, 2018	December 31, 2017
(In millions)
Derivatives designated as hedging instruments:
Commodity contracts	$525	$587
Derivatives not designated as hedging instruments:
Foreign currency contracts	2,057	3,922
Commodity contracts	9	6

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

The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss:

	Successor		Predecessor
(In millions)	For the Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	For the Year Ended December 31, 2016
Beginning balance	$(2)	$—	$7	$(24)
Additions and revaluations of derivatives designated as cash flow hedges	(19)	(2)	3	20
Clearance of hedge results to earnings	(5)	—	(13)	11
Ending balance	$(26)	$(2)	$(3)	$7

At December 31, 2018, an after-tax net loss of $9 million is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Fair Value of Derivative Instruments
The presentation of the company's derivative assets and liabilities is as follows:

		December 31, 2018
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$72	$(35)	$37
Total asset derivatives		$72	$(35)	$37

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$21	$(15)	$6
Total liability derivatives		$21	$(15)	$6

		December 31, 2017
(In millions)	Balance Sheet Location	Gross	Counterparty and Cash Collateral Netting[1]	Net Amounts Included in the Condensed Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$46	$(37)	$9
Total asset derivatives		$46	$(37)	$9

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$79	$(32)	$47
Total liability derivatives		$79	$(32)	$47

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty. The company held cash collateral of $20 million and $5 million as of December 31, 2018 and 2017, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1]- Pre Tax
	Successor		Predecessor
(In millions)	Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	Year Ended December 31, 2016
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts	$(24)	$3	$5	$32
Total derivatives designated as hedging instruments	$(24)	$3	$5	$32
Total derivatives	$(24)	$3	$5	$32

1.	OCI is defined as other comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Income - Pre Tax[1]
	Successor		Predecessor
(In millions)	Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	Year Ended December 31, 2016
Derivatives designated as hedging instruments:
Cash flow hedges:
Commodity contracts[2]	$6	$—	$21	$(18)
Total derivatives designated as hedging instruments	$6	$—	$21	$(18)
Derivatives not designated as hedging instruments:
Foreign currency contracts[4]	94	91	(431)	(304)
Foreign currency contracts[3]	—	—	—	(12)
Commodity contracts[2]	5	—	2	(11)
Total derivatives not designated as hedging instruments	99	91	(429)	(327)
Total derivatives	$105	$91	$(408)	$(345)

1.	For cash flow hedges, this represents the portion of the gain (loss) reclassified from accumulated OCI into income during the period.

2.	Recorded in cost of goods sold.

3.	Recorded in net sales.

4.
Gain recognized in sundry income (expense) - net was partially offset by the related gain on the foreign currency-denominated monetary assets and liabilities of the company's operations. See Note 8 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 21 - FAIR VALUE MEASUREMENTS

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

December 31, 2018	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$3,551
Marketable securities	34
Derivatives relating to:[2]
Foreign currency	72
Total assets at fair value	$3,657
Liabilities at fair value:
Long-term debt[3]	$6,100
Derivatives relating to:[2]
Foreign currency	21
Total liabilities at fair value	$6,121

December 31, 2017	Significant Other Observable Inputs (Level 2)
(In millions)
Assets at fair value:
Cash equivalents and restricted cash equivalents[1]	$5,205
Marketable securities	952
Derivatives relating to:[2]
Foreign currency	46
Total assets at fair value	$6,203
Liabilities at fair value:
Long-term debt[3]	$11,560
Derivatives relating to:[2]
Foreign currency	79
Total liabilities at fair value	$11,639

1.
Time deposits included in cash and cash equivalents and money market funds included in other current assets in the consolidated balance sheets are held at amortized cost, which approximates fair value.

2.	See Note 20 for the classification of derivatives in the consolidated balance sheets.

3.	See Note 15 for information on fair value measurements of long-term debt.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note 20 for further information on the types of instruments used by the company for risk management.

There were no transfers between Levels 1 and 2 during the year ended December 31, 2018 or for the periods September 1 through December 31, 2017 and January 1 through August 31, 2017.

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

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets at fair value on a nonrecurring basis:

Basis of Fair Value Measurements on a Nonrecurring Basis	Significant Other Unobservable Inputs (Level 3)	Total Losses
(In millions)
2018
Assets at fair value:
Investment in nonconsolidated affiliates	$51	$(41)
Other intangible assets	$450	$(85)
2016
Assets at fair value:
Property, plant and equipment	$—	$(435)
Other intangible assets	$28	$(158)

During the third quarter of 2018, the company recorded a goodwill impairment charge related to its agriculture reporting unit.  See Notes 6 and 14 for further discussion of these fair value measurements.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 22 - GEOGRAPHIC INFORMATION

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

	Net Sales
	Successor		Predecessor
(In millions)	Year Ended December 31, 2018	For the Period September 1 through December 31, 2017	For the Period January 1 through August 31, 2017	Year Ended December 31, 2016
United States	$10,118	$2,086	$7,535	$9,500
Canada	767	139	583	669
EMEA[1]	6,275	1,689	3,927	5,251
Asia Pacific[2]	6,470	2,047	3,844	5,407
Latin America	2,649	1,092	1,392	2,382
Total	$26,279	$7,053	$17,281	$23,209

1.	Europe, Middle East, and Africa (EMEA).

2.	Net sales for China in the period September 1 through December 31, 2017 were $818 million. Net sales for China were less than 10 percent of consolidated net sales in all other periods presented.

	Net Property
	Successor		Predecessor
(In millions)	2018	2017	2016
United States	$7,591	$7,708	$5,951
Canada	163	170	124
EMEA[1]	2,784	2,867	1,550
Asia Pacific	1,095	1,120	797
Latin America	553	570	429
Total	$12,186	$12,435	$8,851

1.	Europe, Middle East, and Africa (EMEA).

Refer to Note 5 for net sales by principal product line.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 23 - QUARTERLY FINANCIAL DATA

	2018 - Successor
In millions, except per share amounts (unaudited)	First		Second		Third		Fourth
Net sales	$6,699		$8,545		$5,294		$5,741
Cost of goods sold[1]	4,847		5,669		3,686		3,980
Restructuring and asset related charges - net[2]	97		91		182		115
Integration and separation costs	255		327		344		449
Goodwill impairment charge[3]	—		—		4,503		—
(Loss) income from continuing operations after income taxes	(216)	[4]	514	[4]	(4,960)	[4,5]	(351)	[4,6]
Net (loss) income	(221)	[7]	514		(4,960)		(351)
Net (loss) income attributable to Historical DuPont	(228)		513		(4,960)		(354)

	2017
	Predecessor				Successor
In millions, except per share amounts (unaudited)	First		Second	July 1 - Aug 31	Sept 1 - Sept 30		Fourth
Net sales	$7,319		$6,971	$2,991	$1,735		$5,318
Cost of goods sold	4,152		3,963	1,937	1,531	[1]	4,709	[1]
Restructuring and asset related charges - net[2]	152		160	11	40		140
Integration and separation costs[8]					71		243
Income (loss) from continuing operations after income taxes	1,178	[9,10]	722	(258)	(275)		1,362	[4]
Net income (loss)[11]	1,121		869	(229)	(295)		1,305
Net income (loss) attributable to Historical DuPont	1,113		862	(234)	(293)		1,303
Earnings (loss) per common share, continuing operations - basic[12]	1.35		0.82	(0.30)
Earnings (loss) per common share, continuing operations - diluted[12]	1.34		0.82	(0.30)

1.
Includes charges of $(360) million and $(1,109) million, $(703) million, $(682) million, $(109) million, and $(134) million during the period September 1 - September 30, 2017, fourth quarter 2017, first quarter 2018, second quarter 2018, third quarter 2018, and fourth quarter 2018, respectively, related to the amortization of inventory step-up as a result of the Merger and the acquisition of the H&N Business. See Note 3 for additional information.

2.	See Note 6 for additional information.

3.	See Note 14 for additional information.

4.
Includes a tax benefit of $2,262 million in the fourth quarter 2017 related to The Act and a benefit related to an internal entity restructuring associated with the Intended Business Separations. Includes tax (charges) benefits of $(102) million, $(7) million, $46 million, and $(167) million in the first quarter 2018, second quarter 2018, third quarter 2018, and fourth quarter 2018, respectively, related to The Act. See Note 9 for additional information.

5.
Includes a tax charge of $(75) million in the third quarter 2018 related to the establishment of a full valuation allowance against the net deferred tax asset position of a legal entity in Brazil. See Note 9 for additional information.

6.	Includes a loss on early extinguishment of debt of $(81) million in the fourth quarter 2018 related to the retirement of some of the company's notes payable. See Note 15 for additional information.

7.	Includes loss from discontinued operations after taxes related to the Divested Ag Business of $(5) million in the first quarter 2018. See Note 4 for additional information.

8.
Integration and separation costs were $170 million, $201 million, and $210 million in the first quarter 2017, second quarter 2017, and the period July 1 - August 31, 2017, respectively. In the Predecessor periods, costs are recorded in selling, general and administrative expenses. See Note 3 for additional information.

9.
First quarter 2017 included a gain of $162 million recorded in sundry income - net associated with the sale of the company's global food safety diagnostic business. See Note 4 for additional information.

10.
First quarter 2017 included a tax benefit of $53 million, as well as a $47 million benefit on associated accrued interest reversals (recorded in sundry income (expense) - net), related to a reduction in the company’s unrecognized tax benefits due to the closure of various tax statutes of limitations.

11.
Includes income (loss) from discontinued operations after taxes primarily related to the Divested Ag Business of $160 million, $137 million, $29 million, $(20) million, and $(57) million, in the first quarter 2017, second quarter 2017, the period July 1 - August 31, 2017, the period September 1 - September 30, 2017, and fourth quarter 2017, respectively. Additionally, includes income (loss) from discontinued operations after taxes primarily related to Chemours of $(217) million and $10 million, in the first quarter 2017 and second quarter 2017, respectively. See Note 4 for additional information.

12.	Due to quarterly changes in the share count and the allocation of income to participating securities, the sum of the four quarters may not equal the earnings per share amount calculated for the year.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)

NOTE 24 - SUBSEQUENT EVENTS

In February 2019, the company entered into a new committed receivable repurchase facility of up to $1,300 million (the "2019 Repurchase Facility") which expires in December 2019. Under the 2019 Repurchase Facility, Historical DuPont may sell a portfolio of available and eligible outstanding customer notes receivables within the agriculture product line to participating institutions and simultaneously agree to repurchase at a future date. The 2019 Repurchase Facility is considered a secured borrowing with the customer notes receivables inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2019 Repurchase Facility will have an interest rate of LIBOR + 75 percent.